Form 10-Q
period 1999-06-30
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 1999-08-13
CIK 1065736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                        Commission file number 333-77633

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
             (Exact name of registrant as specified in its charter)

Ontario, Canada                                        Not Applicable
(Jurisdiction of incorporation)                        (I.R.S. Employer
                                                       Identification No.)

1005 Skyview Drive
Burlington, Ontario, Canada                            L7P 5B1
(Address of principal executive offices)               (Postal Code)

        Registrant's telephone number, including area code (905) 319-1237

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      As of July 31, 1999, there were 7,165,855 common shares outstanding.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                               INDEX TO FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets as at June 30, 1999
        and December 31, 1998 .............................................    2

        Consolidated Statements of Operations for the three month and six
        month periods ended June 30, 1999 and 1998 ........................    4

        Consolidated Statements of Comprehensive Income for the six month
        period ended June 30, 1999 and 1998 ...............................    4

        Consolidated Statements of Stockholders' Equity for the six month
        periods ended June 30, 1999 and 1998 ..............................    5

        Consolidated Statements of Cash Flows for the six month periods
        ended June 30, 1999 and 1998 ......................................    6

        Notes to Consolidated Financial Statements ........................    7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   14

Item 3  Quantitative and Qualitative Disclosures about Market Risk ........   24

PART II OTHER INFORMATION

Item 2  Changes in Securities .............................................   25

Item 4  Submission of Matters to a Vote of Security Holders ...............   26

SIGNATURES ................................................................   27

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                       December 31     June 30
                                                          1998          1999
                                                       -----------   -----------
                                                                     (unaudited)
ASSETS

Current assets
Cash and cash equivalents                               $  1,060     $    321
Trade accounts receivable (net of allowance for
  doubtful accounts of $209; December 31, 1998
  - $761)                                                  8,424       14,396
Prepaid expenses and other assets                          1,266        2,226
Employee loans                                               190          462
                                                        --------     --------
Total current assets                                      10,940       17,405
                                                        --------     --------

Property and equipment, net                               25,909       35,815
                                                        --------     --------

Other assets
Goodwill (net of accumulated amortization of
  $2,388; December 31, 1998 - $1,568)                     54,430       78,876
Other intangibles                                          3,082        3,258
Other non-current assets                                     149          937
Deferred income taxes                                      2,818        5,682
Deferred public offering costs                             1,009           --
                                                        --------     --------
                                                          61,488       88,753
                                                        --------     --------

Total assets                                            $ 98,337     $141,973
                                                        ========     ========

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                       December 31    June 30
                                                           1998         1999
                                                       -----------  -----------
                                                                    (unaudited)
LIABILITIES

Current liabilities
Accounts payable                                        $   3,187    $   5,459
Accrued liabilities                                         4,848        7,518
Accrued purchase liabilities                                1,798           --
Current portion of long-term debt (Note 3)                  2,101       11,529
                                                        ---------    ---------
Total current liabilities                                  11,934       24,506
                                                        ---------    ---------

Deferred items
Income taxes                                                4,376        4,825
Other                                                         875        2,488
                                                        ---------    ---------
Total deferred items                                        5,251        7,313
                                                        ---------    ---------

Long-term debt  (Note 3)                                   53,714       55,411
                                                        ---------    ---------

Redeemable convertible preference stock:
   unlimited shares authorized; none outstanding;
   (December 31, 1998 - 8,000)  (Note 5)                    5,748           --

Redeemable convertible class "B" special stock:
   400,000 shares authorized; none outstanding;
   (December 31, 1998 - 400,000)  (Note 5)                  7,455           --

Redeemable common stock:  unlimited shares
   authorized; none outstanding;  (December 31, 1998-
   780,415)   (Note 5)                                      8,743           --
                                                        ---------    ---------
                                                           21,946           --
                                                        ---------    ---------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Shares; 6,976,030 issued and outstanding;
   (December 31, 1998 - 1,993,758) (Note 5)                 7,528       55,582
Accumulated other comprehensive loss                       (1,157)      (1,102)
Retained earnings (deficit)                                  (879)         263
                                                        ---------    ---------
Total stockholders' equity                                  5,492       54,743
                                                        ---------    ---------

Total liabilities and stockholders' equity              $  98,337    $ 141,973
                                                        =========    =========

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (In thousands of U.S. dollars, except share and per share data)
                                   (unaudited)

                            STATEMENTS OF OPERATIONS

                                                   Three Months Ended          Six Months Ended
                                                        June 30                    June 30
                                                -----------------------   -----------------------
                                                    1998         1999         1998        1999
                                                ----------   ----------   ----------   ----------
Revenues                                        $   15,321   $   22,927   $   27,286   $   40,803
Operating expenses:
   Cost of operations                               10,795       15,681       18,940       27,693
   Selling, general and administrative
     expenses                                        1,984        2,946        3,771        5,284
   Depreciation and amortization expense             1,371        1,758        2,486        3,291
                                                ----------   ----------   ----------   ----------

Income from operations                               1,171        2,542        2,089        4,535

Interest expense                                       764        1,501        1,315        2,751
                                                ----------   ----------   ----------   ----------

Income before income taxes                             407        1,041          774        1,784

Income tax provision                                   156          375          296          642
                                                ----------   ----------   ----------   ----------

Net income for the period                       $      251   $      666   $      478   $    1,142
                                                ==========   ==========   ==========   ==========

Basic net income per common share               $     0.12   $     0.20   $     0.24   $     0.39
                                                ==========   ==========   ==========   ==========

Diluted net income per common share             $     0.06   $     0.14   $     0.12   $     0.25
                                                ==========   ==========   ==========   ==========

Shares used in per share calculations

   Basic                                         2,026,093    3,421,380    1,971,765    2,939,975
                                                ==========   ==========   ==========   ==========

   Diluted                                       3,892,997    4,884,081    3,822,439    4,592,533
                                                ==========   ==========   ==========   ==========

                       STATEMENTS OF COMPREHENSIVE INCOME
                                                              Six Months Ended
                                                                  June 30
                                                            --------------------
                                                             1998          1999
                                                            ------        ------
Net income for the period                                   $  478        $1,142

Other comprehensive income (loss) -
  Foreign currency translation adjustments                    (324)           55
                                                            ------        ------

Comprehensive income for the year                           $  154        $1,197
                                                            ======        ======

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (In thousands of U.S. dollars, except share and per share data)
                                   (unaudited)

                                                                     Accumulated
                                                 Common stock           other        Retained
                                           ---------------------    comprehensive    earnings
                                             Shares       Amount         loss       (deficit)      Total
                                           ---------   ---------     ---------      ---------    ---------
Balances at December 31, 1998              1,993,758   $   7,528     $  (1,157)     $    (879)   $   5,492

Issuance of common shares, net of costs    2,998,725      30,077            --             --       30,077

Issuance of common shares on acquisition       4,784          66            --             --           66

Conversion of redeemable stock             1,978,763      17,911            --             --       17,911

Foreign currency translation adjustments          --          --            55             --           55

Net income for the period                         --          --            --          1,142        1,142
                                           ---------   ---------     ---------      ---------    ---------

Balances at June 30, 1999                  6,976,030   $  55,582     $  (1,102)     $     263    $  54,743
                                           =========   =========     =========      =========    =========

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (In thousands of U.S. dollars, except share and per share data)
                                   (unaudited)

                                                                     Six Months Ended
                                                                         June 30
                                                                   --------------------
                                                                     1998         1999
                                                                   --------    --------
Cash provided by (used in) operating activities:
    Net income for the period                                      $    478    $  1,142
    Adjustments for non-cash items -
       Depreciation and amortization                                  2,486       3,291
       Deferred income taxes                                           (216)        449
       Net loss (gain) on disposal of property, plant
         and equipment                                                  (40)          5
       Other                                                             --         136
    Changes in assets and liabilities, net of effect
      of acquisitions -
       Trade accounts receivable                                       (176)     (3,476)
       Prepaid expenses and other assets                              1,207        (189)
       Accounts payable                                              (1,151)        556
       Accrued liabilities                                             (454)      1,162
       Income and other taxes                                          (134)       (605)
                                                                   --------    --------
                                                                      2,000       2,471
                                                                   --------    --------
Cash provided by (used in) investing activities:
    Capital expenditures, net of proceeds                            (1,724)     (1,875)
    Acquisition of businesses, net of cash acquired                 (16,866)    (24,488)
    Loans and advances to employees and shareholders                    (60)       (263)
    Other assets                                                       (601)     (1,591)
                                                                   --------    --------
                                                                    (19,251)    (28,217)
                                                                   --------    --------
Cash provided by (used in) financing activities:
    Proceeds from issuance of long-term debt                         14,794      39,373
    Principal payments on long-term debt                             (1,349)    (34,460)
    Repayment of capital lease liability                                (10)       (638)
    Net proceeds from issuance of common shares                       6,595      28,728
    Redemption of preference stock                                       --      (6,900)
    Increase in deferred financing costs                                 --      (1,135)
                                                                   --------    --------
                                                                     20,030      24,968
                                                                   --------    --------
Effect of exchange rate changes on cash and cash
equivalents                                                             106          39
                                                                   --------    --------

Increase (decrease) in cash and cash equivalents                      2,885        (739)

Cash and cash equivalents - beginning of period                       2,473       1,060
                                                                   --------    --------

Cash and cash equivalents - end of period                          $  5,358    $    321
                                                                   ========    ========

SUPPLEMENTARY INFORMATION ON NON-CASH
  TRANSACTIONS:

  Value of acquisitions partially effected by the issue of stock   $  5,273    $     66
                                                                   --------    --------
  Common stock issued as additional purchase consideration               --    $    709
                                                                   --------    --------
  Assets acquired under capital lease                                    --    $  3,374
                                                                   --------    --------

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements of Capital Environmental Resource Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's consolidated balance sheet as of June 30, 1999, and the interim consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and/or six month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report included in the Company's Registration Statement.

Note 2 - Acquisitions

For the six months ended June 30, 1999, the Company acquired 16 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $28 million, consisting primarily of $25 million in cash and $3 million in assumed liabilities. The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

The following pro forma information shows the results of the Company's operations as though the significant acquisitions that occurred during the six months ended June 30, 1999, had occurred as of January 1, 1999:

Six Months Ended June 30 (unaudited)                     Actual      Pro forma
-------------------------------------------------------------------------------

Revenue                                                 $40,803        $46,943
Net income                                                1,142          1,366

Pro forma basic income per share of common stock        $  0.39        $  0.46
Pro forma diluted income per share of common stock      $  0.25        $  0.30
-------------------------------------------------------------------------------

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 2 - Acquisitions (continued)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1999, or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

Note 3 - Long-term debt

On January 29, 1999, the Company amended and restated its Credit Facility to increase its available credit to $65.0 million from C$67.5 million ($44.1 million at December 31, 1998). The Company used the proceeds of its amended Credit Facility to redeem common shares issued to the sellers of Rubbish Removal Inc., to make permitted acquisitions and for capital expenditures, stand by letters of credit and for general corporate purposes. On March 5, 1999, the Company increased its available credit under the amended and restated Credit Facility to $70.0 million. The Company has pledged all of its assets, including the stock of its subsidiaries, as collateral under the amended Credit Facility. The amended Credit Facility matures in January 2002.

Long-term debt is comprised of the following:

                                                        December 31    June 30
                                                           1998          1999
                                                        -----------  -----------
                                                                     (unaudited)
Senior debt
Term loan payable under the credit facility bearing
  interest at 7.37% at June 30, 1999 (December 31, 1998
  - 7.44%), with no monthly payments, due January 2002     $41,701     $50,392

Subordinated debt
Promissory notes payable, bearing interest at 6.75%,
  due June 6, 2000                                          11,528      10,680
Promissory notes payable, bearing interest at 9.5%,
  varying annual principal payments, paid in full              479          --

Other
Obligations under capital leases for equipment               2,107       5,868
                                                           -------     -------
                                                            55,815      66,940
Less:  Current portion                                       2,101      11,529
                                                           -------     -------
                                                           $53,714     $55,411
                                                           =======     =======

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 4 - Commitments and Contingencies

(a) Environmental Risks

The Company is subject to liability for environmental damage that its solid waste facilities may cause, including damage to neighbouring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As at the date of these financial statements, the Company is not aware of any such environmental liabilities.

(b) Legal Proceedings

In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state, provincial or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit held by the Company. From time to time the Company may also be subject to actions brought by citizens' groups or adjacent landowners in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which the Company operates.

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as at June 30, 1999, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 5 - Capital Stock

(a)   Material changes in Capital Stock since inception on May 23, 1997:

      Common Stock

      On April 27, 1999, the stockholders of the Company approved a split of the Company's Common Stock whereby 1.3847 Common Shares were issued for each one previously outstanding Common Share. All Common Shares and per Common Share data in the financial statements has been restated to give retroactive effect to this 1.3847 for 1 stock split.

      (i) On May 23, 1997, the Company issued 1,353,924 Common Shares for nominal cash consideration.

      (ii) On October 31, 1997, the Company issued 73,850 Common Shares with a value of $789 in exchange for certain business assets and cash of $89.

      (iii) On April 1, 1998, in connection with the acquisition of Muskoka Containerized Services, the Company issued 6,923 Common Shares with a value of $71 as partial consideration.

      (iv) On June 15, 1998, the Company issued 553,869 Common Shares for net proceeds of $6,595 cash in a private placement.

      (v) On July 2, 1998, in connection with the acquisition of John's Cartage Waste Management Services Ltd., the Company issued 5,192 Common Shares valued at $64.

      (vi) On March 5, 1999, in connection with the acquisition of Ram-Pak Compaction Services, the Company issued 4,784 Common Shares valued at C$100.

      (vii) On June 8, 1999, the Company completed an Initial Public Offering ("IPO") of 3,258,725, Common Shares at a price of $11.00 per share. Of the 3,258,725 Common Shares sold in the offering, 2,998,725 were sold by the Company and 260,000 were sold by certain selling stockholders. The Company received approximately $30 million in net proceeds from the IPO.

     (viii) On June 8, 1999, the Convertible Preference Shares were converted into 1,107,750 Common Shares.

      (ix) On June 8, 1999, Class "B" Special Stock was converted into 484,645 Common Shares.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 5 - Capital Stock (continued)

      (x) On June 8, 1999, the Redeemable Common Shares were converted into 280,240 Common Shares.

      (xi) On June 8, 1999, in connection with the October 1, 1998 acquisition of GETS, the Company issued 106,128 additional Common Shares resulting in additional purchase consideration of $709.

      Convertible Preference Shares

      On July 11, 1997, the Company issued 8,000 redeemable convertible preference shares at a price of C$1,000 per share for net proceeds of $5,748 cash in a private placement. On June 8, 1999, the convertible preference shares were converted into 1,107,750 Common Shares. No convertible preference shares remain outstanding as at June 30, 1999.

      Class "B" Special Stock

      On November 1, 1997, the Company issued 400,000 redeemable convertible Class "B" Special Stock valued at $7,455 in exchange for the remaining outstanding common stock of Western Waste. On June 8, 1999, the Class "B" Special Stock was converted into 484,645 Common Shares. No Class "B" Special Stock remains outstanding as at June 30, 1999.

      Redeemable Common Shares

      On January 2, 1998, in connection with the acquisition of Rubbish Removal ("Rubbish"), the Company issued 500,175 Redeemable Common Shares valued at $5,202. During the six months ended June 30, 1999 the Company redeemed the 500,175 shares for cash of $6,900. The excess of the redemption price over the value of the Redeemable Common Shares of $1,698 was accounted for as additional purchase consideration in the prior fiscal year.

      On October 1, 1998, in connection with the acquisition of GETS, the Company issued 280,240 Redeemable Common Shares valued at $3,541. On June 8, 1999, the Redeemable Common Shares were converted into 280,240 Common Shares. No Redeemable Common Shares remain outstanding as at June 30, 1999.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 5 - Capital Stock (continued)

(b)   Stock Option and Option Grants

      Under the 1997 Stock Option Plan, the Company may grant options to acquire Common Shares up to a maximum of 10% of the then issued and outstanding Common Shares on an as converted basis. All of the options issued under the 1997 plan vested on completion of the initial public offering of the Company's securities. No option will remain exercisable later than five years after the grant date, unless the Board of Directors determines otherwise.

      Under the 1999 Stock Option Plan, the Company may grant options to acquire Common Shares up to a maximum of 15% of the then issued and outstanding shares of Common Stock and Common Stock equivalents, including stock options issued under the 1997 Stock Option Plan. Options granted to non-employee directors will generally vest one year from the date of grant. Options granted to non-directors become exercisable only after the second anniversary of the grant date unless otherwise determined by the Compensation Committee. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.

      At June 30, 1999, December 31, 1998, and June 30, 1998, the aggregate options outstanding entitled holders to purchase 495,720, 509,568 and 357,251 Common Shares, respectively, at prices ranging from C$7.22 - $18.05. During the six months ended June 30, 1999, no Common Shares were issued under the plans.

      As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company applies APB 25 in accounting for options to acquire Common Shares. As a result, no compensation cost has been recognized as options have been granted at market value.

(c)   Stock Warrants

      The Company has issued 123,084 warrants to certain stockholders. These warrants entitle the holder thereof to receive upon exercise, one common share at C$0.007 per share. These warrants expire July 15, 2002.

      At June 30, 1999, December 31, 1998, and June 30, 1998, the aggregate warrants outstanding entitled holders to purchase 123,084 Common Shares. During the six months ended June 30, 1999, no Common Shares were issued on exercise of warrants.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 6 - Earnings per Share Calculation

The following table sets forth the computation of earnings per Common Share:

------------------------------------------------------------------------------------------------
Six Months Ended June 30                            1998                          1999
------------------------------------------------------------------------------------------------
                                            Basic         Diluted         Basic          Diluted
                                         -------------------------------------------------------
Net income                               $      478     $      478     $    1,142     $    1,142
                                         ----------     ----------     ----------     ----------

Weighted average Common Shares
  outstanding                             1,971,765      1,971,765      2,939,975      2,939,975
Dilutive effect of stock options and
  warrants outstanding                           --        258,269             --        253,705
Common Shares issuable upon
  conversion of Preference Shares
  and Class B Special Stock                      --      1,592,405             --      1,398,853
                                         ----------     ----------     ----------     ----------
                                          1,971,765      3,822,439      2,939,975      4,592,533
                                         ----------     ----------     ----------     ----------
 Net income per share                    $     0.24     $     0.12     $     0.39     $     0.25
------------------------------------------------------------------------------------------------

Note 7 - Subsequent Events

On July 1, 1999, the Company completed the sale of 189,825 Common Shares to cover over-allotments in connection with the initial public offering. The Company received approximately $1.9 million in net proceeds from the exercise by the underwriters of their over-allotment option. The proceeds from the sale of the over-allotment shares were used to repay a portion of the Company's outstanding indebtedness under its senior credit facility.

On July 30, 1999, the Company purchased Salish Disposal Ltd., a collection, recycling and transfer station operation in Abbotsford, British Columbia.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere herein.

Forward Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part 1, Item 2, "Management's Discussion and Analysis of financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. Factors set forth under the caption "Risk Factors" in the Company's Registration Statement could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Report on Form 10-Q.

Overview

Capital Environmental Resource Inc. is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services. The Company was founded in May 1997 in order to take advantage of consolidation opportunities in the solid waste industry in markets other than major urban centers in Canada and the northern United States. The Company began operations in June 1997 when it acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. and its parent, USA Waste Services, Inc.

From the time of commencing operations, to June 30, 1999, the Company acquired 35 solid waste services businesses in Canada and the United States, including 36 collection operations, 10 transfer stations, 6 recycling processing facilities and a contract to operate two landfills.

Results of Operations for the Three Months Ended June 30, 1998 and 1999

The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year: ($ thousands)

                                                                            Percentage of     Percentage
                                                                               Revenue         Increase
----------------------------------------------------------------------------------------------------------
                                                                                               1999 Over
Three months ended June 30                         1998       1999         1998       1999       1998
----------------------------------------------------------------------------------------------------------
Revenues                                         $15,321     $22,927       100.0%     100.0%      49.6%
Cost of operations                                10,795      15,681        70.5       68.4       45.3
Selling, general and administrative expenses       1,984       2,946        13.0       12.8       48.5
Depreciation and amortization expense              1,371       1,758         8.9        7.7       28.2
-------------------------------------------------------------------------------------------
Income from operations                             1,171       2,542         7.6       11.1      117.1
Interest expense                                     764       1,501         5.0        6.6       96.5
-------------------------------------------------------------------------------------------
Income before income taxes                           407       1,041         2.6        4.5      155.8
Income tax expense                                   156         375         1.0        1.6      140.4
-------------------------------------------------------------------------------------------
Net income                                       $   251     $   666         1.6%       2.9%     165.3%
===========================================================================================
EBITDA                                           $ 2,542     $ 4,300        16.6%      18.8%      69.2%
===========================================================================================

Revenue

The sources of revenue and growth rates are as follows: ($thousands)

                                                                                             Growth
Three Months Ended June 30                            1998                  1999             Rates
---------------------------------------------------------------------------------------------------
Commercial and industrial collection             $ 9,631    62.9%      $12,870    56.1%      33.6%
Residential collection                             2,724    17.8         5,094    22.2       87.0
Commercial and residential recycling                 275     1.8           613     2.7      122.9
Transfer station                                   1,057     6.9         1,938     8.5       83.3
Contract management and other
   specialized services                            1,634    10.6         2,412    10.5       47.6
--------------------------------------------------------------------------------------

                                                 $15,321   100.0%      $22,927   100.0%      49.6%
======================================================================================

The composition of revenue has changed, with a higher portion being generated from residential business and from transfer stations. These components have increased as a result of the revenue mix of recent acquisitions and increased revenue from existing residential contracts.

Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

Three Months Ended June 30                                                 1999
--------------------------------------------------------------------------------

Price                                                                       2.2%
Volume                                                                      3.0
Acquisitions, net of divestitures                                          45.6
Foreign currency translation                                               (1.2)
--------------------------------------------------------------------------------
    Total                                                                  49.6%
================================================================================

Total revenues in the quarter were $22.9 million compared to $15.3 million in the same quarter last year. The 49.6% increase was primarily as a result of acquisitions made since the second quarter 1998 and 5.2% internal growth.

During the quarter ended June 30, 1999, 11 acquisitions were completed (9 in Canada and 2 in the United States) with annualized revenue of approximately $15 million. The most significant acquisitions in the current quarter include Premier Waste Systems Ltd. ("Premier"), located in Hamilton, Ontario, and Giglio's Disposal Service and certain related companies ("Giglio's"), located in Brampton, Ontario. Both of these operations provide commercial, roll off and transfer station services. In addition, Premier provides residential collection and lugger services, while Giglio's provide wood recycling services. In the same period of the prior year, 4 acquisitions were completed with annualized revenue of approximately $10.0 million.

Revenue and growth in revenue from geographic components are as follows:
($thousands)

Three Months Ended June 30           1998                1999       Growth Rates
--------------------------------------------------------------------------------
Canada                         $10,610    69.3%    $16,503    72.0%     55.5%
United States                    4,711    30.7       6,424    28.0      36.4
-------------------------------------------------------------------
                               $15,321   100.0%    $22,927   100.0%     49.6%
===================================================================

The growth in revenue in Canada exceeded the growth in revenue in the United States as more acquisitions were completed in Canada.

Cost of operations

Cost of operations include labor, fuel, equipment maintenance, tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance, the cost of materials purchased to be recycled, subcontractor expense and local, state or provincial taxes. Cost of operations for the three months ended June 30, 1999 was $15,681 compared to $10,795 for the three months ended June 30, 1998. The 45.3% increase in cost of operations was attributable primarily to increases in our revenues described above. Cost of operations as a percentage of revenue for the three months ended June 30, 1999 was 68.4%, compared with 70.5% in 1998. In the three months ended June 30, 1999, cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months, including further internalization of waste streams with the increase in the number of transfer stations.

Selling, general and administrative expenses

Selling, general and administrative expenses include management, clerical, financial, accounting and administrative compensation and overhead costs associated with the marketing and sales force, professional services and community relations expense. Selling, general and administrative expenses for the three months ended June 30, 1999 were $2,946 compared to $1,984 for the period ended June 30, 1998. The 48.5% increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the change to a public company. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 12.8% for the three months ended June 30, 1999 from 13.0% for the period ended June 30, 1998 as a result of the larger revenue base. The Company expects these costs to increase in absolute dollars going forward as its public company costs and related infrastructure is established. This will include additional audit, communication and printing costs associated with its quarterly and annual filing requirements.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, the amortization of goodwill over 40 years and the amortization of other intangible assets over appropriate time periods. Depreciation and amortization expense for the three months ended June 30, 1999 was $1,758 compared to $1,371 for the three months ended June 30, 1998. The 28.2% increase was primarily due to acquisition activity over the past 12 months. As a percentage of revenues, depreciation and amortization expense decreased to 7.7% for the three months ended June 30, 1999 from 8.9% for the period ended June 30, 1998. The decrease primarily relates to the write-off of start-up and integration costs of $150 included in the prior year.

Interest expense

In the three months ended June 30, 1999, interest expense increased 96.5% to $1,501 from $764 for the period ended in 1998. The delays encountered in completing the IPO cost an estimated $63 in additional interest expense during the quarter. The overall increase in interest expense over the prior year, was primarily a result of an increase in the average level of outstanding debt due to borrowing to finance acquisition activity over the past 12 months.

Results of Operations for the Six Months Ended June 30, 1998 and 1999

The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year: ($ thousands)

                                                                             Percentage of     Percentage
                                                                                Revenue         Increase
----------------------------------------------------------------------------------------------------------
                                                                                                1999 Over
Six months ended June 30                          1998         1999         1998      1999        1998
----------------------------------------------------------------------------------------------------------
Revenues                                         $27,286     $40,803       100.0%     100.0%      49.5%
Cost of operations                                18,940      27,693        69.4       67.9       46.2
Selling, general and administrative expenses       3,771       5,284        13.8       12.9       40.1
Depreciation and amortization expense              2,486       3,291         9.1        8.1       32.4
--------------------------------------------------------------------------------------------

Income from operations                             2,089       4,535         7.7       11.1      117.1
Interest expense                                   1,315       2,751         4.9        6.7      109.2
--------------------------------------------------------------------------------------------

Income before income taxes                           774       1,784         2.8        4.4      130.5
Income tax expense                                   296         642         1.0        1.6      116.9
--------------------------------------------------------------------------------------------

Net income                                       $   478     $ 1,142         1.8%       2.8%     138.9%
============================================================================================

EBITDA                                           $ 4,575     $ 7,826        16.8%      19.2%      71.1%
============================================================================================

Revenue

The sources of revenue and growth rates are as follows: ($thousands)

                                                                                           Growth
Six Months Ended June 30                               1998                1999             Rates
-------------------------------------------------------------------------------------------------
Commercial and industrial collection             $17,463    64.0%    $23,171     56.8%      32.7%
Residential collection                             4,338    15.9       9,493     23.3      118.8
Commercial and residential recycling                 682     2.5       1,103      2.7       61.7
Transfer station                                   1,583     5.8       3,152      7.7       99.1
Contract management and other
   specialized services                            3,220    11.8       3,884      9.5       20.6
--------------------------------------------------------------------------------------

                                                 $27,286   100.0%    $40,803    100.0%      49.5%
======================================================================================

Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

Six Months Ended June 30                                                   1999
--------------------------------------------------------------------------------

Price                                                                       2.6%
Volume                                                                      2.5
Acquisitions, net of divestitures                                          46.9
Foreign currency translation                                               (2.5)
--------------------------------------------------------------------------------

    Total                                                                  49.5%
================================================================================

During the six months ended June 30, 1999, 16 acquisitions were completed (12 in Canada and 4 in the United States) with annualized revenue of approximately $21 million. Approximately $15 million relates to acquisition activity in Ontario, with a focus primarily on tuck-in acquisitions, strengthening the Company's position in its existing markets. In the same period last year, 6 acquisitions were completed with annualized revenue of approximately $27.0 million.

Revenue and growth in revenue from geographic components are as follows:
($thousands)

Six Months Ended June 30          1998                1999          Growth Rates
--------------------------------------------------------------------------------

Canada                     $18,641    68.3%     $28,619    70.1%      53.5%
United States                8,645    31.7       12,184    29.9       40.9
----------------------------------------------------------------
                           $27,286   100.0%     $40,803   100.0%      49.5%
================================================================

Cost of operations

Cost of operations for the six months ended June 30, 1999 was $27,693 compared to $18,940 for the six months ended June 30, 1998. The increase in cost of operations was attributable primarily to increases in our revenues described above. Cost of operations as a percentage of revenue for the six months ended June 30, 1999 were 67.9%, compared with 69.4% for the six months ended June 30, 1998. In the six months ended June 30, 1999, cost of operations decreased as a percentage of revenue primarily as a result of synergies achieved from integrating acquisitions, including further internalization of waste steams with the increase in the number of transfer stations. The number of transfer stations has increased from 3 in June, 1998 to 10 at the end of June, 1999.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 1999 were $5,284 compared to $3,771 for the period ended June 30, 1998. The increase was attributable to the expansion of the Company's operations, primarily through acquisition activity. As a percentage of revenues, selling, general and administrative expenses decreased to 12.9% for the six months ended June 30, 1999 from 13.8% for the period ended June 30, 1998. The decrease was attributable to synergies achieved on integration of tuck-in acquisitions combined with the larger revenue base.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 1999 was $3,291 compared to $2,486 for the six months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased to 8.1% for the six months ended June 30, 1999 from 9.1% for the period ended June 30, 1998. The decrease as a percentage of revenues relates to the write-off of start-up and integration costs of $300 included in the prior year.

Interest expense

In the six months ended June 30, 1999, interest expense increased 109% to $2,751 from $1,315 for the period ended in 1998. This increase was a result of a 101% increase in the average level of outstanding debt due to the acquisition activity over the past 12 months, combined with a 1.6% increase in the average cost of borrowing, with the balance related to amortization of deferred financing costs.

Financial Condition

As of December 31, 1998 and June 30, 1999, the Company's capital consisted of:
($thousands)

                          December 31, 1998      June 30, 1999       Change
                          -----------------      -------------       ------

Deferred items            $  5,251      5.9%   $  7,313      5.7%   $  2,062
Long-term debt              55,815     63.1      66,940     51.9      11,125
Redeemable stock            21,946     24.8          --       --     (21,946)
Shareholders' equity         5,492      6.2      54,743     42.4      49,251
                          --------    -----    --------    -----    --------
                          $ 88,504    100.0%   $128,996    100.0%   $ 40,492
                          ========    =====    ========    =====    ========

The $11.1 million increase in long-term debt is primarily a result of the $39.0 million in borrowings since year end, including approximately $25.0 million to finance acquisition activity, $6.9 million related to the redemption of redeemable common stock. The remainder of the borrowings related to working capital financing, capital expenditure requirements and repayments of subordinated debt. In addition, capital lease obligations increased by $3.8 million since year end. These increases were partly offset by repayments of $34.5 million, including $30.7 million of the net proceeds from the IPO, which were used to repay a portion of the Company's outstanding indebtedness under its Credit Facility. The remainder of the change relates to the effect of foreign currency translation on long-term debt.

The decrease in the redeemable stock relates to the combination of stock redeemed for cash with the remainder due to the conversion to Common Shares upon the completion of the IPO.

Shareholders' equity increased by $49.2 million primarily as a result of $30.1 million in net after-tax proceeds from the IPO, $17.9 million on the conversion of redeemable stock and net earnings of $1.1 million.

Liquidity and Capital Resources

The Company's capital requirements include acquisitions, working capital increases and fixed asset replacement. The Company plans to meet capital needs through various financial sources, including internally generated funds, debt and equity financing.

As of June 30, 1999, adjusted working capital was $4,428, excluding the current portion of long-term debt. The Company generally applies the cash generated from its operations that remains available after satisfying working capital and capital expenditure requirements to reduce indebtedness under the Credit Facility and to minimize cash balances. Working capital requirements are financed from internally generated funds and bank borrowings.

For the six months ended June 30, 1999, net cash provided by operations was $2.5 million, compared to $2.0 million in the prior year. This increase was primarily generated by higher net income, partly offset by additional working capital requirements related to accounts receivable and income tax payments.

For the six months ended June 30, 1999, net cash used in investing activities was $28.2 million. Most of this was used to fund the cash portion of the acquisitions of approximately $25.0 million. The remainder of the cash spending primarily relates to capital expenditures of $1.9 million (before capital lease additions of $3.4 million) and other assets. Capital expenditures for 1999 are expected to be approximately $8.0 million primarily for vehicle and equipment additions and replacements. The Company intends to fund capital expenditures principally through internally generated funds, capital leases and borrowings under the Credit Facility. The net cash used in investing increased $9.0 million from the $19.2 million used in investing activities in the prior year. This is largely due to the increased level of acquisition activity in the current year and deferred payments related to prior years' acquisitions.

For the six months ended June 30, 1999, net cash provided by financing activities was $25.0 million. This was provided primarily by net cash proceeds from the IPO of $28.7 million, after deducting IPO costs paid to date, and net borrowings of $4.9 million. This was partly offset by cash used for the redemption of certain redeemable stock and other financing payments. This is a $5.0 million increase from the $20.0 million provided by financing activities in the prior year, primarily due to the increased requirements related to acquisition activity.

The Company has a $70.0 million Credit Facility with a syndicate of banks led by Bank of America National Trust and Savings Association, as United States agent, Bank of America Canada as Canadian agent and Canadian Imperial Bank of Commerce as co-agent. As of June 30, 1999 approximately $50.4 million of our Credit Facility was outstanding. The Credit Facility is secured by all of the Company's assets, including the interest in the equity securities of the Company's subsidiaries. Of the $50.4 million outstanding, $21.2 million consisted of U.S. dollar loans bearing interest at 7.562% and $29.2 million consisted of Canadian dollar loans bearing interest at 7.227%. The Credit Facility will terminate in January 2002 at which time its entire principal amount will become due. The Credit Facility requires the Company to maintain fixed financial ratios and satisfy other predetermined requirements, such as a minimum net worth, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a maximum senior debt to EBITDA ratio and imposes annual restrictions on capital expenditures. The Credit Facility also restricts the Company's ability to incur or assume other debt for borrowed money or capital leases to fixed amounts. In addition, it requires the lenders' approval for acquisitions where the purchase price exceeds the greater of $10.0 million or 10% of the Company's total consolidated assets and for landfill acquisitions which expose the Company to liability for environmental risks in excess of a fixed amount. As of June 30, 1999, an aggregate of $17.3 million was unused and available under the Credit Facility, after taking into account letters of credit of $2.3 million.

Seasonality

The Company's results of operations vary seasonally, with revenues typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The Company believes this seasonality can be attributed to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition. Second, some of the Company's operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Consequently, operating income is generally lower during the winter months. Finally, during the summer months, there are more tourists and part-time residents in some of the Company's service areas in Ontario, resulting in more residential and commercial collection business.

Impact of Year 2000

Some computer systems or software used by many companies may be unable to distinguish 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly.

In late 1998, the Company conducted a preliminary inventory and issue assessment of the Year 2000 issue as it pertains to its computer systems, communications equipment and other potentially date-sensitive equipment to identify the systems and equipment, if any, that could be affected by the Year 2000 issue. The Company then retained an outside consultant to provide a review of this preliminary inventory. Other than for businesses acquired in the quarter ended June 30, 1999, the Company has identified non-compliant equipment and the potential impact of such equipment on its operations. The Company expects to complete any required systems conversions and replacement of currently owned date sensitive equipment by the end of the third quarter of 1999. This will consist primarily of office computer equipment.

In the Spring of 1999, the Company began a process to determine the Year 2000 compliance status of potentially date sensitive pieces of equipment or computer systems by contacting vendors and manufacturers, and if necessary, having equipment tested. These inquiries are now substantially complete. At the same time, the Company began a process of identifying and contacting all key suppliers and customers to determine the status of their Year 2000 compliance programs. These inquiries are now substantially complete.

The Company has obtained Year 2000 compliance certifications from manufacturers of its main computer systems and software. This includes the accounting, billing and truck routing systems.

As the Company's operations rely primarily on mechanical systems such as trucks to collect solid waste, the Company does not expect operations to be significantly affected by the Year 2000 issue. In addition, the Company believes that if their disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues.

Management believes that its own computer systems and software currently are Year 2000 ready. In assessing the Company's exposure to year 2000 issues, management believes the biggest risks lie with its banks, utilities, fuel suppliers, municipal customers and acquired businesses between the time acquired and the time systems are implemented. If these third parties do not complete their Year 2000 modifications on time, the Company could experience unanticipated expenses and delays, including delays in payment for services and delays in the Company's ability to conduct normal business operations. Management believes, however, that in the most reasonably likely worst case scenario, the effects of Year 2000 issues on the Company's operations would be brief and small relative to the Company's overall operations, particularly given the diversity of its supplier and customer bases.

Costs to date associated with the Year 2000 issue are estimated at $40 which have been paid out of internally generated funds. The Company expects to expend no more than $80 in the future for this issue based on the results of the Company's Year 2000 review. The Company will utilize internally generated funds or borrowings under its Credit Facility to pay these costs. If the Company determines based on its inquiries that its vendors, banks and municipal customers will not be Year 2000 compliant, it will put in place a contingency plan to address operation and financial disruptions to the Company which could be caused by their non-compliance. This contingency plan will be developed by the end of the third quarter of 1999. The Company believes that it could revert to the use of manual systems, which would not have a material effect on the business in the short term.

Although the Company has taken, and will continue to take, reasonable efforts to gather information to determine the readiness of our equipment and dependencies, there can be no assurance that reliable information will be offered or otherwise available. In addition, verification methods may not be reliable or fully implemented. Accordingly, not withstanding the foregoing efforts, there are no assurances that the Company is correct in its determination or belief that a product or a business dependency is Year 2000 ready.

Other legal proceedings

See Note 4 of Notes to Consolidated Financial Statements.

Subsequent Events

On July 1, 1999, the Company completed the sale of 189,825 Common Shares to cover over-allotments in connection with the Initial Public Offering. The Company received approximately $1.9 million in net proceeds from the exercise by the underwriters of their over-allotment option. The proceeds from the sale of the over-allotment shares were used to repay a portion of the Company's outstanding indebtedness under its Senior Credit Facility.

On July 30, 1999, the Company purchased Salish Disposal Ltd., a collection, recycling and transfer operation in Abbotsford, British Columbia.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

There were no material changes in information that would be provided in this section during the six months ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES

--------------------------------------------------------------------------------

By Certificate and Articles of Amendment dated May 25, 1999, each 1 issued common share was split into 1.3847 common shares.

The net proceeds to us from the sale of 2,998,725 shares of common stock in our initial public offering (Registration Statement No. 333-77633), effective May 26, 1999, totalled approximately $30.7 million after deducting underwriting discounts and commissions. Capital Environmental paid the expenses of the offering, other than underwriting discounts and commissions, for the selling shareholders who sold 260,000 common shares in the initial public offering.

The underwriters for the initial public offering were Credit Suisse First Boston Corporation, Raymond James & Associates, Inc. and Sanders Morne Mundy Inc.

During the period covered by this report, we applied all of the net proceeds from the initial public offering to repay a portion of our outstanding indebtedness under our secured credit facility.

Effective on and coincident with the completion of the initial public offering of our common shares, on June 8, 1999 all of the 800,000 issued Convertible Preference Shares were automatically converted into 1,107,750 common shares.

Effective on and coincident with the completion of the initial public offering of our common shares, on June 8, 1999 all of the 400,000 issued Class "B" Special Stock were automatically converted into 484,645 common shares.

By Certificate and Articles of Amendment dated June 8, 1999 all of the rights, privileges and restrictions attaching to the Convertible Preference Shares and Class "B" Special Stock were deleted and a new class of Preferred Shares issuable in series was created.

We restated our Articles of Incorporation by Certificate of Restated Articles of Incorporation on June 8, 1999, to incorporate the amendments described above.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

By unanimous written consent, dated April 27, 1999, as amended by unanimous written consent dated May 26, 1999 in lieu of a meeting, our shareholders approved the following matters:

      1. The amendment of our Articles of Incorporation, as amended, to change each one (1) issued common share into 1.3847 common shares;
      2.    The 1999 Stock Option Plan;
      3. Coincident with and conditional upon the completion of an initial public offering of our common shares at an issue price to the public of not less than $11.00:
                  (i) the amendment of our Articles of Incorporation, as amended, to delete the rights, privileges and conditions attaching to each of the Convertible Preference Shares and the Class "B" Special Shares, to create a class of Preferred Shares issuable in series, and to change the minimum and maximum number of directors to a minimum of 3 and a maximum of 9;
                  (j) The empowerment of the directors to determine the number of directors within the minimum and maximum number specified in the Articles of Incorporation, as amended;
                  (k)   The amendment and restatement of our By-law No. 1; and
                  (l) The election of the following as directors for the following terms:

                   Name of Director      Term

            Tony Busseri                 until the annual meeting of the
                                         shareholders for the fiscal year ended
                                         December 31, 2000

            Allard Loopstra              until the annual meeting of the
                                         shareholders for the fiscal year ended
                                         December 31, 1999

            Kenneth Ch'uan-K'ai Leung    until the annual meeting of the
                                         shareholders for the fiscal year ended
                                         December 31, 2000

            David Lowenstein             until the annual meeting of the
                                         shareholders for the fiscal year ended
                                         December 31, 1999

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CAPITAL ENVIRONMENTAL RESOURCE INC.


August 13, 1999                   /s/ Tony Busseri
                                  ----------------------------------------------
                                  Tony Busseri
                                  Chairman of the Board, Chief Executive Officer


August 13, 1999                   /s/ George Boothe
                                  ----------------------------------------------
                                  George Boothe
                                  Executive Vice President, Chief Financial
                                  Officer