Form 10-Q
period 1999-09-30
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 1999-11-10
CIK 1065736

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                        Commission file number 333-77633

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      As of October 31, 1999, there were 7,165,855 common shares outstanding.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                               INDEX TO FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

PART 1      FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets as at September 30, 1999
            and December 31, 1998...........................................   2

            Consolidated Statements of Operations for the three month
            and nine month periods ended September 30, 1999 and 1998........   4

            Consolidated Statements of Comprehensive Income for the nine
            month period ended September 30, 1999 and 1998..................   4

            Consolidated Statements of Stockholders' Equity for the nine
            month periods ended September 30, 1999 and 1998.................   5

            Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 1999 and 1998.......................   6

            Notes to Consolidated Financial Statements .....................   7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  15

Item 3      Quantitative and Qualitative Disclosures about Market Risk......  24

PART II     OTHER INFORMATION

Item 1      Legal Proceedings...............................................  25

Item 2      Changes in Securities...........................................  25

Item 6      Exhibits and Reports on Form 8-K................................  26

SIGNATURES..................................................................  27

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                      September 30   December 31
                                                           1999          1998
                                                      ------------   -----------
                                                       (unaudited)
ASSETS

Current assets
Cash and cash equivalents                               $  1,319       $  1,060
Trade accounts receivable (net of allowance for
  doubtful accounts of $240; December 31, 1998 - $761)    15,717          8,424
Prepaid expenses and other assets                          2,254          1,266
Employee loans                                               472            190
                                                        --------       --------
Total current assets                                      19,762         10,940
                                                        --------       --------

Property and equipment, net                               40,820         25,909
                                                        --------       --------

Other assets
Goodwill (net of accumulated amortization of
  $2,826; December 31, 1998 - $1,568)                     93,658         54,430
Other intangibles                                          3,301          3,082
Other non-current assets                                   1,507            149
Deferred income taxes                                      5,682          2,818
Deferred public offering costs                                --          1,009
                                                        --------       --------
                                                         104,148         61,488
                                                        --------       --------

Total assets                                            $164,730       $ 98,337
                                                        ========       ========

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                           CONSOLIDATED BALANCE SHEETS
         (In thousands of U.S. dollars, except share and per share data)

                                                        September 30         December 31
                                                            1999                1998
                                                        ------------         -----------
                                                        (unaudited)
LIABILITIES

Current liabilities
Accounts payable and accrued liabilities                  $  10,930           $   8,035
Accrued purchase liabilities                                    600               1,798
Current portion of long-term debt (Note 3)                   12,036               2,101
                                                          ---------           ---------
Total current liabilities                                    23,566              11,934

Long-term debt (Note 3)                                      78,179              54,589

Deferred income taxes                                         5,359               4,376
                                                          ---------           ---------
                                                            107,104              70,899
                                                          ---------           ---------

Redeemable convertible preference stock:
  unlimited shares authorized; none outstanding;
  (December 31, 1998 - 8,000) (Note 5)                           --               5,748

Redeemable convertible class "B" special stock:
  400,000 shares authorized; none outstanding;
  (December 31, 1998 - 400,000) (Note 5)                         --               7,455

Redeemable common stock:  unlimited shares
  authorized; none outstanding;
  (December 31, 1998 - 780,415) (Note 5)                         --               8,743
                                                          ---------           ---------

                                                                 --              21,946
                                                          ---------           ---------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common Shares; 7,165,855 issued and outstanding;
  (December 31, 1998 - 1,993,758) (Note 5)                   57,271               7,528
Accumulated other comprehensive loss                           (998)             (1,157)
Retained earnings (deficit)                                   1,353                (879)
                                                          ---------           ---------
Total stockholders' equity                                   57,626               5,492
                                                          ---------           ---------

Total liabilities and stockholders' equity                $ 164,730           $  98,337
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

                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended               Nine Months Ended
                                                           September 30                    September 30
                                                    --------------------------      --------------------------
                                                       1999            1998            1999            1998
                                                    ----------      ----------      ----------      ----------
Revenues                                            $   28,716      $   17,017      $   69,519      $   44,303
Operating expenses:
  Cost of operations                                    19,679          11,801          47,372          30,741
  Selling, general and administrative expenses           3,421           2,382           8,705           6,153
  Depreciation and amortization expense                  2,320           1,432           5,611           3,918
                                                    ----------      ----------      ----------      ----------

Income from operations                                   3,296           1,402           7,831           3,491

Interest expense                                         1,592             831           4,343           2,146
                                                    ----------      ----------      ----------      ----------

Income before income taxes                               1,704             571           3,488           1,345

Income tax provision                                       614             219           1,256             515
                                                    ----------      ----------      ----------      ----------

Net income for the period                           $    1,090      $      352      $    2,232      $      830
                                                    ==========      ==========      ==========      ==========

Basic net income per common share                   $     0.15      $     0.14      $     0.51      $     0.39
                                                    ==========      ==========      ==========      ==========

Diluted net income per common share                 $     0.15      $     0.08      $     0.40      $     0.21
                                                    ==========      ==========      ==========      ==========

Shares used in per share calculations

  Basic                                              7,155,538       2,493,820       4,360,605       2,147,696
                                                    ==========      ==========      ==========      ==========

  Diluted                                            7,365,567       4,378,988       5,531,156       4,009,993
                                                    ==========      ==========      ==========      ==========

                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                            Nine Months Ended
                                                              September 30
                                                          ---------------------
                                                           1999          1998
                                                          -------       -------

Net income for the period                                 $ 2,232       $   830

Other comprehensive income (loss) -
  Foreign currency translation adjustments                    159        (1,440)
                                                          -------       -------

Comprehensive income (loss) for the period                $ 2,391       $  (610)
                                                          =======       =======

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (In thousands of U.S. dollars, except share and per share data)
                                   (unaudited)

                                                                        Accumulated
                                                    Common stock            other       Retained
                                                    ------------        comprehensive   earnings
                                               Shares          Amount        loss       (deficit)       Total
                                              ---------      ---------    ---------     ---------     ---------
Balances at December 31, 1998                 1,993,758      $   7,528    $  (1,157)    $    (879)    $   5,492

Issuance of common shares, net of costs       3,188,550         32,224           --            --        32,224

Issuance of common shares on acquisition          4,784             66           --            --            66

Conversion of redeemable stock                1,978,763         17,453           --            --        17,453

Foreign currency translation adjustments             --             --          159            --           159

Net income for the period                            --             --           --         2,232         2,232
                                              ---------      ---------    ---------     ---------     ---------

Balances at September 30, 1999                7,165,855      $  57,271    $    (998)    $   1,353     $  57,626
                                              =========      =========    =========     =========     =========

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (In thousands of U.S. dollars, except share and per share data)
                                   (unaudited)

                                                           Nine Months Ended
                                                              September 30
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Cash provided by (used in) operating activities:
  Net income for the period                             $  2,232       $    830
  Adjustments for non-cash items -
    Depreciation and amortization                          5,611          3,918
    Deferred income taxes                                    879            375
    Net gain on disposal of property,
      plant and equipment                                   (134)           (40)
    Other                                                    255             --
  Changes in assets and liabilities,
    net of effect of acquisitions -
    Trade accounts receivable                             (4,756)        (1,521)
    Prepaid expenses and other assets                       (377)           690
    Accounts payable and accrued liabilities                 432         (1,431)
    Income and other taxes                                  (914)          (150)
                                                        --------       --------
                                                           3,228          2,671
                                                        --------       --------
Cash used in investing activities:
  Capital expenditures, net of proceeds                   (2,389)        (3,217)
  Acquisition of businesses, net of cash acquired        (46,393)       (26,870)
  Loans and advances to employees and shareholders          (272)           (60)
  Other assets                                            (1,412)            --
                                                        --------       --------
                                                         (50,466)       (30,147)
                                                        --------       --------
Cash provided by (used in) financing activities:
  Proceeds from issuance of long-term debt                62,732         23,058
  Principal payments on long-term debt                   (36,618)        (1,350)
  Repayment of capital lease liability                      (812)          (148)
  Net proceeds from issuance of common shares             30,875          6,729
  Redemption of preference stock                          (6,900)            --
  Increase in deferred financing costs                    (1,824)            --
                                                        --------       --------
                                                          47,453         28,289
                                                        --------       --------
Effect of exchange rate changes on cash and cash
  equivalents                                                 44            155
                                                        --------       --------

Increase in cash and cash equivalents                        259            968

Cash and cash equivalents - beginning of period            1,060          2,473
                                                        --------       --------

Cash and cash equivalents - end of period               $  1,319       $  3,441
                                                        ========       ========

SUPPLEMENTARY INFORMATION ON NON-CASH
  TRANSACTIONS:

  Value of acquisitions partially effected by the
    issue of stock                                      $     66       $  5,337
                                                        --------       --------
  Common stock issued as additional purchase
    consideration                                       $    709       $     --
                                                        --------       --------
  Assets acquired under capital lease                   $  3,374       $  1,123
                                                        --------       --------

         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements of Capital Environmental Resource Inc. and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The Company's consolidated balance sheet as of September 30, 1999, and the interim consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's annual report included in the Company's Registration Statement.

Note 2 - Acquisitions

For the nine months ended September 30, 1999, the Company acquired 19 solid waste collection businesses that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $48.5 million, consisting primarily of $46.4 million in cash and $2.1 million in assumed liabilities. The purchase prices have been allocated to the identified intangible assets and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill.

The following pro forma information shows the results of the Company's operations as though the significant acquisitions that occurred during the nine months ended September 30, 1999, had occurred as of January 1, 1999:

Nine Months Ended September 30, 1999 (unaudited)            Actual    Pro forma
--------------------------------------------------------------------------------

Revenue                                                    $69,519      $82,225
Net income                                                   2,232        2,492

Pro forma basic income per share of common stock            $ 0.51       $ 0.57
Pro forma diluted income per share of common stock          $ 0.40       $ 0.45
--------------------------------------------------------------------------------

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

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

Note 3 - Long-term debt

On January 29, 1999, the Company amended and restated its Credit Facility to increase its available credit to $65.0 million from C$67.5 million ($44.1 million at December 31, 1998). The Company used the proceeds of its amended Credit Facility to redeem common shares issued to the sellers of Rubbish Removal Inc., to make permitted acquisitions and for capital expenditures, stand by letters of credit and for general corporate purposes. During the nine months ended September 30, 1999, the Company has increased its available credit under the amended and restated Credit Facility to $85.0 million. The increased credit has been used primarily to fund acquisitions. The Company has pledged all of its assets, including the stock of its subsidiaries, as collateral under the amended Credit Facility. The amended Credit Facility matures in January 2002. (Refer also to Note 7 - Subsequent Events)

                                                               September 30  December 31
Long-term debt is comprised of the following:                      1999         1998
                                                               ------------  -----------
                                                                (unaudited)
Senior debt
Term loan payable under the credit facility bearing interest at 6.95% at September 30, 1999 (December 31, 1998 -
  7.44%), with no monthly payments, due January 2002              $71,763      $41,701

Subordinated debt
Promissory notes payable, bearing interest at 6.75%,
  due June 6, 2000                                                 10,738       11,528
Promissory notes payable, bearing interest at 9.5%, varying
  annual principal payments, paid in full                              --          479
Other promissory notes payable, non-interest bearing                  306           --

Other
Obligations under capital leases for equipment                      4,866        2,107
Other                                                               2,542          875
                                                                  -------      -------
                                                                   90,215       56,690
Less:  Current portion                                             12,036        2,101
                                                                  -------      -------
                                                                  $78,179      $54,589
                                                                  =======      =======

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

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

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as at September 30, 1999, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows. (Refer also to Note 7
- Subsequent Events)

(c) Contingent Payment

In connection with the acquisition of Western Waste from L&S Bishop Enterprises ("L&S"), the Company may have to make an additional payment to L&S. L&S may elect to sell up to 112,323 shares in the future and if, at that time, the price of the Common Stock is less than C$21.67 per share the Company will have to make up the shortfall. This agreement was subject to a 180-day lock-up agreement, which expires on December 8, 1999. Based on the November 4, 1999 closing price of the Common Shares, the shortfall was approximately $0.9 million. Due to the uncertainty regarding the amount of the payment required, the additional consideration will not be recorded until the actual payment is made.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

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

     (viii) On June 8, 1999, the Convertible Preference Shares were converted into 1,107,750 Common Shares, the Class "B" Special Stock was converted into 484,645 Common Shares and the Redeemable Common Shares were converted into 280,240 Common Shares.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 5 - Capital Stock (continued)

      (ix) On June 8, 1999, in connection with the October 1, 1998 acquisition of GETS, the Company issued 106,128 additional Common Shares resulting in additional purchase consideration of $709.

      (x) On July 1, 1999 the Company completed the sale of 189,825 Common Shares to cover over-allotments in connection with the initial public offering. The Company received approximately $1.9 million in net proceeds from the exercise by the underwriters of their over-allotment option.

      Convertible Preference Shares

      On July 11, 1997, the Company issued 8,000 redeemable convertible preference shares at a price of C$1,000 per share for net proceeds of $5,748 cash in a private placement. On June 8, 1999, the convertible preference shares were converted into 1,107,750 Common Shares. No convertible preference shares remain outstanding as at September 30, 1999.

      Class "B" Special Stock

      On November 1, 1997, the Company issued 400,000 redeemable convertible Class "B" Special Stock valued at $7,455 in exchange for the remaining outstanding common stock of Western Waste. On June 8, 1999, the Class "B" Special Stock was converted into 484,645 Common Shares. No Class "B" Special Stock remains outstanding as at September 30, 1999.

      Redeemable Common Shares

      On January 2, 1998, in connection with the acquisition of Rubbish Removal ("Rubbish"), the Company issued 500,175 Redeemable Common Shares valued at $5,202. During the nine months ended September 30, 1999 the Company redeemed the 500,175 shares for cash of $6,900. The excess of the redemption price over the value of the Redeemable Common Shares of $1,698 was accounted for as additional purchase consideration in the prior fiscal year.

      On October 1, 1998, in connection with the acquisition of GETS, the Company issued 280,240 Redeemable Common Shares valued at $3,541. On June 8, 1999, the Redeemable Common Shares were converted into 280,240 Common Shares. No Redeemable Common Shares remain outstanding as at September 30, 1999.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

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

      At September 30, 1999, December 31, 1998, and September 30, 1998, the aggregate options outstanding entitled holders to purchase 974,301, 509,568 and 509,568 Common Shares, respectively, at prices ranging from C$7.22 - $18.05 and US$11.00 - $14.50. During the nine months ended September 30, 1999, no Common Shares were issued under the plans.

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

      At September 30, 1999, December 31, 1998, and September 30, 1998, the aggregate warrants outstanding entitled holders to purchase 123,084 Common Shares. During the nine months ended September 30, 1999, no Common Shares were issued on exercise of warrants.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

(d)   Shareholder Rights Plan

      On September 2, 1999, the Company adopted a Shareholder Rights Plan (the "Plan"). Under the terms of the Plan, Common Share purchase rights (the "Rights") were distributed at the rate of one Right for each Common Share held. Each Right will entitle the holder to buy 1/100th of a Common Share of the Company at an exercise price of $60.00. The Rights will be exercisable and will trade separately from the Common Shares only if a person or group acquires beneficial ownership of 20% or more of the Company's Common Shares or commences a tender or exchange offer that would result in owning 20% or more of the Common Shares (unless the Board of Directors determines that the acquisition is fair to all shareholders and amends the Plan to permit the acquisition). If either of these events occurs, the Rights will entitle each holder to receive, upon exercise, a number of Common Shares (or, in certain circumstances, a number of Common Shares in the acquiring company) having a Current Market Price (as defined in the Plan) equal to approximately two times the exercise price of the Right. The Rights will not be exercisable with respect to the share ownership of Environmental Opportunities Fund I, Environmental Opportunities Fund II and Sanders Morris Mundy Inc. and any affiliate or associate thereof, that already own more than 20% of the Company's Common Shares as long as these persons, along with their affiliates and associates, do not acquire beneficial ownership of 30% or more. The number of Rights outstanding is subject to adjustment under certain circumstances and all Rights expire on September 30, 2009.

Note 6 - Earnings per Share Calculation

The following table sets forth the computation of earnings per Common Share:

------------------------------------------------------------------------------------------------
Nine Months Ended September 30                   1999                           1998
------------------------------------------------------------------------------------------------
                                        Basic          Diluted           Basic          Diluted
                                      ----------------------------------------------------------
Net income                            $    2,232      $    2,232      $      830      $      830
                                      ==========      ==========      ==========      ==========
Weighted average Common
  Shares outstanding                   4,360,605       4,360,605       2,147,696       2,147,696
Dilutive effect of stock options
  and warrants outstanding                    --         243,106              --         269,892
Common Shares issuable upon
  conversion of Preference
  Shares and Class B Special Stock            --         927,445              --       1,592,405
                                      ----------      ----------      ----------      ----------
                                       4,360,605       5,531,156       2,147,696       4,009,993
                                      ==========      ==========      ==========      ==========
 Net income per share                 $     0.51      $     0.40      $     0.39      $     0.21
---------------------------------------=========      ==========      ==========      ==========

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (In thousands of U.S. dollars, except share and per share data)

Note 7 - Subsequent Events

On October 12, 1999, Lynn Bishop and L&S Bishop Enterprises Inc. (collectively "Bishop") commenced an action against the Company, Capital Environmental Alberta Inc. and Tony Busseri, the Chairman of the Company, in which Bishop claims damages in the aggregate amount of approximately $7.3 million. The claim includes $2.1 for alleged wrongful termination, $5.2 million for misrepresentations allegedly made in connection with the Share Purchase Agreement, dated as of November 1, 1997, among Lynn Bishop, L&S Bishop Enterprises Inc., the Company and Western Waste Services Inc. (the "Share Purchase Agreement"), as well as $0.3 million for punitive damages. The Company believes that Bishop's claims are wholly without merit, and that Lynn Bishop's employment was terminated for just cause and that it has no further obligation to Bishop beyond the contingent payment described in Note 4 (c). The Company is defending the claim and has issued a counterclaim against Bishop, and does not believe the outcome will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows. Accordingly, the Company has not made a provision for this claim in its financial statements.

On November 3, 1999, the Company announced that it has received commitments for a revised and amended five-year Senior Credit Facility of $110.0 million that will be agented by Bank of America and Canadian Imperial Bank of Commerce. Closing of the revised and amended facility is expected to take place by the end of November 1999.

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

From the time of commencing operations, to September 30, 1999, the Company acquired 38 solid waste services businesses in Canada and the United States, including 39 collection operations, 12 transfer stations, 8 recycling processing facilities and a contract to operate two landfills.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year: ($ thousands)

                                                                                Percentage of      Percentage
                                                                                   Revenue          Increase
-------------------------------------------------------------------------------------------------------------
                                                                                                    1999 Over
Three Months Ended September 30                     1999        1998           1999        1998       1998
-------------------------------------------------------------------------------------------------------------
Revenues                                          $28,716      $17,017        100.0%      100.0%       68.7%
Cost of operations                                 19,679       11,801         68.5        69.3        66.8
Selling, general and administrative expenses        3,421        2,382         11.9        14.0        43.6
Depreciation and amortization expense               2,320        1,432          8.1         8.5        62.0
------------------------------------------------------------------------------------------------

Income from operations                              3,296        1,402         11.5         8.2       135.1
Interest expense                                    1,592          831          5.6         4.8        91.6
------------------------------------------------------------------------------------------------

Income before income taxes                          1,704          571          5.9         3.4       198.4
Income tax expense                                    614          219          2.1         1.3       180.4
------------------------------------------------------------------------------------------------

Net income                                        $ 1,090      $   352          3.8%        2.1%      209.7%
================================================================================================

EBITDA                                            $ 5,616      $ 2,834         19.6%       16.7%       98.2%
================================================================================================

Revenue

The sources of revenue and growth rates are as follows: ($thousands)

                                                                                                             Growth
Three Months Ended September 30                                  1999                      1998               Rates
--------------------------------------------------------------------------------------------------------------------
Commercial and industrial collection                    $16,841          58.6%    $10,316          60.6%       63.3%
Residential collection                                    5,695          19.8       3,135          18.4        81.7
Commercial and residential recycling                      1,029           3.6         210           1.2       390.0
Transfer station                                          2,517           8.8       1,549           9.1        62.5
Contract management and other specialized services        2,634           9.2       1,807          10.7        45.8
---------------------------------------------------------------------------------------------------------
                                                        $28,716         100.0%    $17,017         100.0%       68.7%
=========================================================================================================

The composition of revenue has changed, with a higher portion being generated from residential collection and recycling. These components have increased as a result of the revenue mix of recent acquisitions and increased revenue from existing residential contracts.

Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

Three Months Ended September 30                                            1999
--------------------------------------------------------------------------------

Price                                                                       2.0%
Volume                                                                      3.0
Acquisitions, net of divestitures                                          62.4
Foreign currency translation                                                1.3
--------------------------------------------------------------------------------

    Total                                                                  68.7%
================================================================================

Total revenues in the quarter were $28.7 million compared to $17.0 million in the same quarter last year. The 68.7% increase was primarily as a result of acquisitions made since the third quarter 1998 and the consistent 5.0% level of internal growth that has been maintained since the beginning of the year.

During the quarter ended September 30, 1999, three acquisitions were completed with annualized revenue of approximately $13 million. The most significant acquisitions in the current quarter include Salish Disposal Ltd. ("Salish"), located in Abbotsford, British Columbia, and Roger LaRue Enterprises Ltd. ("LaRue"), located in Keswick, Ontario. Both companies provide commercial, industrial and residential collection operations. In addition, Salish provides transfer station services, while LaRue provides recycling operations. In the same period of the prior year, 5 acquisitions were completed with annualized revenue of approximately $9.5 million.

Revenue and growth in revenue from geographic components are as follows:
($thousands)

Three Months Ended September 30                1999                      1998            Growth Rates
-----------------------------------------------------------------------------------------------------
Canada                               $21,855          76.1%    $11,659          68.5%       87.4%
United States                          6,861          23.9       5,358          31.5        28.1
--------------------------------------------------------------------------------------
                                     $28,716         100.0%    $17,017         100.0%       68.7%
======================================================================================

The growth in revenue in Canada exceeded the growth in revenue in the United States as more acquisitions were completed in Canada.

Cost of operations

Cost of operations include labor, fuel, equipment maintenance, tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance, the cost of materials purchased to be recycled, subcontractor expense and local, state or provincial taxes. Cost of operations for the three months ended September 30, 1999 was $19,679 compared to $11,801 for the three months ended September 30, 1998. The 66.8% increase in cost of operations was attributable primarily to increases in our revenues described above. Cost of operations as a percentage of revenue for the three months ended September 30, 1999 was 68.5%, compared with 69.3% in 1998. In the three months ended September 30, 1999, cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months. Compared to the second quarter, the cost of operations as a percentage of revenue has increased slightly from 68.4%, due to the seasonal business activity in the third quarter, with generally lower margins.

Selling, general and administrative expenses

Selling, general and administrative ("SG&A") expenses include management, clerical, financial, accounting and administrative compensation and overhead costs associated with the marketing and sales force, professional services and community relations expense. SG&A expenses for the three months ended September 30, 1999 were $3,421 compared to $2,382 for the period ended September 30, 1998. The 43.6% increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the change to a public company. As a percentage of revenues, SG&A expenses decreased to 11.9% for the three months ended September 30, 1999 from 14.0% for the period ended September 30, 1998 as a result of the larger revenue base. As part of the Company's acquisition program, many administrative functions are centralized allowing for SG&A costs to increase at a slower level than the rate of revenue growth.

Depreciation and amortization expense

Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, the amortization of goodwill over 40 years and the amortization of other intangible assets over appropriate time periods. Depreciation and amortization expense for the three months ended September 30, 1999 was $2,320 compared to $1,432 for the three months ended September 30, 1998. The 62.0% increase was primarily due to acquisition activity over the past 12 months. As a percentage of revenues, depreciation and amortization expense decreased to 8.1% for the three months ended September 30, 1999 from 8.5% for the period ended September 30, 1998. The decrease primarily relates to the write-off of start-up and integration costs of $150 included in the prior year.

Interest expense

In the three months ended September 30, 1999, interest expense increased 91.6% to $1,592 from $831 for the period ended in 1998. The overall increase in interest expense over the prior year, was primarily a result of an increase in the average level of outstanding debt due to borrowing to finance acquisition activity over the past 12 months.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year: ($ thousands)

                                                                               Percentage of       Percentage
                                                                                  Revenue           Increase
-------------------------------------------------------------------------------------------------------------
                                                                                                    1999 Over
Nine Months Ended September 30                      1999        1998          1999        1998        1998
-------------------------------------------------------------------------------------------------------------
Revenues                                          $69,519      $44,303        100.0%      100.0%       56.9%
Cost of operations                                 47,372       30,741         68.1        69.4        54.1
Selling, general and administrative expenses        8,705        6,153         12.5        13.9        41.5
Depreciation and amortization expense               5,611        3,918          8.1         8.8        43.2
-------------------------------------------------------------------------------------------------

Income from operations                              7,831        3,491         11.3         7.9       124.3
Interest expense                                    4,343        2,146          6.3         4.9       102.4
-------------------------------------------------------------------------------------------------

Income before income taxes                          3,488        1,345          5.0         3.0       159.3
Income tax expense                                  1,256          515          1.8         1.1       143.9
-------------------------------------------------------------------------------------------------

Net income                                        $ 2,232      $   830          3.2%        1.9%      168.9%
=================================================================================================

EBITDA                                            $13,442      $ 7,409         19.3%       16.7%       81.4%
=================================================================================================

Revenue

The sources of revenue and growth rates are as follows: ($thousands)

                                                                                                             Growth
Nine Months Ended September 30                                    1999                     1998               Rates
--------------------------------------------------------------------------------------------------------------------
Commercial and industrial collection                    $40,012          57.6%    $27,779          62.7%       44.0%
Residential collection                                   15,188          21.8       7,473          16.9       103.2
Commercial and residential recycling                      2,132           3.1         892           2.0       139.0
Transfer station                                          5,669           8.1       3,132           7.1        81.0
Contract management and other specialized services        6,518           9.4       5,027          11.3        29.7
---------------------------------------------------------------------------------------------------------
                                                        $69,519         100.0%    $44,303         100.0%       56.9%
=========================================================================================================

On a year to date basis, the composition of revenue has changed, with a higher portion being generated from residential collection and recycling as a result of the revenue mix of acquisitions over the past twelve months and increased revenue from existing residential contracts.

Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

Nine Months Ended September 30                                             1999
--------------------------------------------------------------------------------

Price                                                                       2.4%
Volume                                                                      2.7
Acquisitions, net of divestitures                                          52.8
Foreign currency translation                                               (1.0)
--------------------------------------------------------------------------------

  Total                                                                    56.9%
================================================================================

During the nine months ended September 30, 1999, 19 acquisitions were completed (15 in Canada and 4 in the United States) with annualized revenue of approximately $34 million. Approximately $20 million relates to acquisition activity in Ontario, with a focus primarily on tuck-in acquisitions, strengthening the Company's position in its existing markets. In the same period last year, 11 acquisitions were completed with annualized revenue of approximately $36.5 million.

Revenue and growth in revenue from geographic components are as follows:
($thousands)

Nine Months Ended September 30                1999                      1998            Growth Rates
----------------------------------------------------------------------------------------------------
Canada                              $50,474          72.6%    $30,300          68.4%       66.6%
United States                        19,045          27.4      14,003          31.6        36.0
-------------------------------------------------------------------------------------
                                    $69,519         100.0%    $44,303         100.0%       56.9%
=====================================================================================

Cost of operations

Cost of operations for the nine months ended September 30, 1999 was $47,372 compared to $30,741 for the nine months ended September 30, 1998. The increase in cost of operations was attributable primarily to increases in our revenues described above. Cost of operations as a percentage of revenue for the nine months ended September 30, 1999 were 68.1%, compared with 69.4% for the nine months ended September 30, 1998. In the nine months ended September 30, 1999, cost of operations decreased as a percentage of revenue primarily as a result of synergies achieved from integrating acquisitions and reduced disposal costs with the increase in the number of transfer stations. The number of transfer stations has doubled from 6 in September, 1998 to 12 at the end of September, 1999, in line with the Company's strategic intent to enter secondary markets where it has an opportunity to use its transfer stations to access remote disposal sites at a lower cost.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $8,705 compared to $6,153 for the period ended September 30, 1998. The increase was attributable to the expansion of the Company's operations, primarily through acquisition activity. As a percentage of revenues, selling, general and administrative expenses decreased to 12.5% for the nine months ended September 30, 1999 from 13.9% for the period ended September 30, 1998. The decrease was attributable to synergies achieved on integration of tuck-in acquisitions combined with the larger revenue base.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 1999 was $5,611 compared to $3,918 for the nine months ended September 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased to 8.1% for the nine months ended September 30, 1999 from 8.8% for the period ended September 30, 1998. The decrease as a percentage of revenues relates to the write-off of start-up and integration costs of $451 included in the prior year.

Interest expense

In the nine months ended September 30, 1999, interest expense increased 102.4% to $4,343 from $2,146 for the period ended in 1998. This increase was primarily a result of an increase in the average level of outstanding debt due to the acquisition activity over the past 12 months, combined with an increase in the amortization of deferred financing costs related to the Credit Facility.

Financial Condition

As of September 30, 1999 and December 31, 1998, the Company's capital consisted of: ($thousands)

                              September 30, 1999         December 31, 1998       Change
                          -------------------------   ----------------------    --------
                          (unaudited)
Long-term debt             $ 90,215           58.9%   $ 56,690          64.1%   $ 33,525
Deferred income taxes         5,359            3.5       4,376           4.9         983
Redeemable stock                 --             --      21,946          24.8     (21,946)
Shareholders' equity         57,626           37.6       5,492           6.2      52,134
                           -----------------------    ----------------------    --------
                           $153,200          100.0%   $ 88,504         100.0%   $ 64,696
                           =======================    ======================    ========

The $33.5 million increase in long-term debt is primarily a result of the $62.7 million in borrowings since year end, including approximately $45.8 million to finance acquisition activity and $6.9 million related to the redemption of redeemable common stock. The remainder of the borrowings related to working capital financing, capital expenditure requirements and repayments of subordinated debt. In addition, capital lease obligations increased by $2.8 million since year end. These increases were partly offset by repayments of $36.6 million, including $32.8 million of the net proceeds from the IPO, which were used to repay a portion of the Company's outstanding indebtedness under its Credit Facility. The remainder of the change mostly relates to the effect of foreign currency translation on long-term debt and the increase in long-term deferred items related to acquisitions.

The decrease in the redeemable stock relates to the combination of stock redeemed for cash with the remainder due to the conversion to Common Shares upon the completion of the IPO.

Shareholders' equity increased by $52.1 million primarily as a result of $32.2 million in net after-tax proceeds from the IPO, $17.5 million on the conversion of redeemable stock and net earnings of $2.2 million.

Liquidity and Capital Resources

The Company's capital requirements include acquisitions, working capital increases and fixed asset replacement. The Company plans to meet capital needs through various financial sources, including internally generated funds, debt and equity financing. As of September 30, 1999, adjusted working capital was $8.2 million, excluding the current portion of long-term debt. The Company generally applies the cash generated from its operations that remains available after satisfying working capital and capital expenditure requirements to reduce indebtedness under the Credit Facility and to minimize cash balances. Working capital requirements are financed from internally generated funds and bank borrowings.

For the nine months ended September 30, 1999, net cash provided by operations was $3.2 million, compared to $2.7 million in the prior year. This increase was primarily due to the higher net income, partly offset by additional working capital requirements, which peak during the third quarter.

For the nine months ended September 30, 1999, net cash used in investing activities was $50.5 million. Most of this was used to fund the cash portion of the acquisitions of approximately $46.4 million. The remainder of the cash spending primarily relates to capital expenditures of $2.4 million (before capital lease additions of $3.4 million) and other assets. Capital expenditures for 1999 are expected to be approximately $8.5 million primarily for vehicle and equipment additions and replacements. The Company intends to fund capital expenditures principally through internally generated funds, capital leases and borrowings under the Credit Facility. The net cash used in investing increased $20.3 million from the $30.2 million used in investing activities in the prior year. This is primarily due to the increased level of acquisition activity in the current year.

For the nine months ended September 30, 1999, net cash provided by financing activities was $47.5 million. This was provided primarily by net cash proceeds from the IPO of $30.8 million, after deducting total IPO costs paid to date, and net borrowings of $26.1 million. This was partly offset by cash used for the redemption of certain redeemable stock and other financing payments. This is a $19.2 million increase from the $28.3 million provided by financing activities in the prior year, primarily due to the increased requirements related to acquisition activity.

The Company has an $85.0 million Credit Facility with a syndicate of banks led by Bank of America National Trust and Savings Association, as United States agent, Bank of America Canada as Canadian agent and Canadian Imperial Bank of Commerce as co-agent. As of September 30, 1999 approximately $71.8 million of our Credit Facility was outstanding. The Credit Facility is secured by all of the Company's assets, including the interest in the equity securities of the Company's subsidiaries. Of the $71.8 million outstanding, $19.8 million consisted of U.S. dollar loans bearing interest at 7.349% and $52.0 million consisted of Canadian dollar loans bearing interest at 6.801%. The Credit Facility will terminate in January 2002 at which time its entire principal amount will become due. The Credit Facility requires the Company to maintain fixed financial ratios and satisfy other predetermined requirements, such as a minimum net worth, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a maximum senior debt to EBITDA ratio and imposes annual restrictions on capital expenditures. The Credit Facility also restricts the Company's ability to incur or assume other debt or capital leases beyond a fixed amount. In addition, it requires the lenders' approval for acquisitions where the purchase price exceeds the greater of $10.0 million or 10% of the Company's total consolidated assets and for landfill acquisitions which expose the Company to liability for environmental risks in excess of a fixed amount. As of September 30, 1999, an aggregate of $10.8 million was unused and available under the Credit Facility, after taking into account letters of credit of $2.4 million.

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

To date, the Company has completed an inventory and issue assessment of the Year 2000 issue for its' computer systems, communications equipment and other potentially date-sensitive equipment to identify the systems and equipment that may be affected by the Year 2000 issue. In addition, the Company has completed all system conversions and replacements of date-sensitive equipment that was identified and considered to be significant to the overall operations of the Company's business. The Company is now in the process of completing an internal testing of the converted and replaced equipment to satisfy itself of its' readiness for the Year 2000.

As the Company's operations rely primarily on mechanical systems such as trucks to collect solid waste, the Company does not expect operations to be significantly affected by the Year 2000 issue. In addition, the Company believes that if their disposal vendors encounter Year 2000 problems, they will convert to manual billing based on scale recordings until they resolve those issues. The Company does, however, use computer systems and software for accounting, billing and truck routing purposes. It has obtained Year 2000 compliance certifications from the manufacturers of the Company's main computer systems and software. The Company has also distributed to its banks, major vendors and municipal and other large customers a standard vendor letter for the purposes of requesting information on their Year 2000 preparedness. Responses have been received from a majority of the correspondents confirming that they are Year 2000 compliant. The Company is continuing to follow up with those who have not responded.

Management believes that its own computer systems and software currently are Year 2000 ready. In assessing the Company's exposure to year 2000 issues, management believes the biggest risks lie with its banks, utilities, fuel suppliers, municipal customers and acquired businesses between the time acquired and the time systems are implemented. If these third parties do not complete their Year 2000 modifications on time, the Company could experience unanticipated expenses and delays, including delays in payment for services and delays in the Company's ability to conduct normal business operations. Management believes, however, that in the most reasonably likely worst case scenario, the effects of Year 2000 issues on the Company's operations would be brief and small relative to the Company's overall operations, particularly given the diversity of its supplier and customer bases. Costs to date associated with the Year 2000 issue are estimated at $40 which have been paid out of internally generated funds. The Company expects to expend no more than $25 in the future for this issue based on the results of the Company's Year 2000 review.

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

Other legal proceedings

See Note 4 of Notes to Consolidated Financial Statements.

Subsequent Events

On October 12, 1999, Lynn Bishop and L&S Bishop Enterprises Inc. (collectively "Bishop") commenced an action against the Company, Capital Environmental Alberta Inc. and Tony Busseri, the Chairman of the Company, in which Bishop claims damages in the aggregate amount of approximately $7.3 million. The claim includes $2.1 for alleged wrongful termination, $5.2 million for misrepresentations allegedly made in connection with the Share Purchase Agreement, dated as of November 1, 1997, among Lynn Bishop, L&S Bishop Enterprises Inc., the Company and Western Waste Services Inc. (the "Share Purchase Agreement"), as well as $0.3 million for punitive damages. The Company believes that Bishop's claims are wholly without merit, and that Lynn Bishop's employment was terminated for just cause and that it has no further obligation to Bishop beyond the contingent payment described in Note 4 (c). The Company is defending the claim and has issued a counterclaim against Bishop, and does not believe the outcome will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows. Accordingly, the Company has not made a provision for this claim in its financial statements.

On November 3, 1999, the Company announced that it has received commitments for a revised and amended five-year Senior Credit Facility of $110.0 million that will be agented by Bank of America and Canadian Imperial Bank of Commerce. Closing of the revised and amended facility is expected to take place by the end of November 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in information that would be provided in this section during the nine months ended September 30, 1999.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On October 12, 1999, Lynn Bishop and L&S Bishop Enterprises Inc. (collectively "Bishop") commenced an action against the Company, Capital Environmental Alberta Inc. and Tony Busseri in [The Court of Queen's Bench of Alberta, Judicial District of Edmonton] which Bishop claims damages in the aggregate amount of approximately $7.3 million. The claim includes $2.1 million for alleged wrongful termination, $5.2 million for misrepresentations allegedly made in connection with the Share Purchase Agreement, dated as of November 1, 1997, among Lynn Bishop, L&S Bishop Enterprises Inc., the Company and Western Waste Service Inc. (the "Share Purchase Agreement"), as well as $0.3 million for punitive damages. The Company believes that Bishop's claims are wholly without merit, and that Lynn Bishop's employment was terminated for just cause and that the Company has no further obligation to Bishop beyond the agreement that if L&S Bishop Enterprises Inc. elects to sell up to 112,323 Common Shares in the future and if, at that time, the price of the Common Shares is less than C$21.67 per share, the Company will make up the shortfall. The Company is defending the claim and has issued a counterclaim against Bishop.

ITEM 2. CHANGES IN SECURITIES

(a) and (b)

      On September 2, 1999, the Board of Directors of the Company authorized the issuance of one right ("Right") for each outstanding share of the Company's Common Shares, no par value per share, to the shareholders of record at the close of business on September 2, 1999.

      On September 7, 1999, the Company filed a registration statement on Form 8-A with the Securities and Exchange Commission to register the Rights under the Securities Exchange Act of 1934, as amended. For additional information, reference is made to the Form 8-A, including the exhibits thereto.

(c) None

(d) The net proceeds to the Company from the sale of 2,998,725 shares of Common Stock in its initial public offering (Registration Statement No. 333-77633), effective May 26, 1999, totalled approximately $30.7 million after deducting underwriting discounts and commissions. The Company paid the expenses of the offering, other than underwriting discounts and commissions, for the selling shareholders who sold 260,000 Common Shares in the initial public offering.

      The underwriters for the initial public offering were Credit Suisse First Boston Corporation, Raymond James & Associates, Inc. and Sanders Morris Mundy Inc.

      On July 1, 1999, the underwriters exercised their over-allotment option and purchased an additional 189,825 shares to Common Stock at $11 per share. Total proceeds received by the Company from the exercise of the underwriters' over-allotment were approximately $1.9 million after deducting discounts and commissions.

      During the period covered by this report, the Company applied all the net proceeds from the initial public offering to repay a portion of its outstanding indebtedness under the Company's secured credit facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      4.1 Shareholder Rights Plan, dated as of September 2, 1999, between the Company and American Stock Transfer & Trust Company. (Filed as an exhibit to the Company's Current Report on Form 8-K dated September 2, 1999.)

(b)   Reports on Form 8-K

      On September 7, 1999, the Company filed a report on Form 8-K dated September 2, 1999. The 8-K was filed to report the adoption of a Shareholder Rights Plan and the declaration by the Company's Board of Directors of a dividend distribution of one Right for each outstanding share of the Company's Common Shares, no par value per share, to the shareholders of record at the close of business on September 2, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CAPITAL ENVIRONMENTAL RESOURCE INC.


November 9, 1999               /s/ Tony Busseri
                               ----------------------------------------------
                               Tony Busseri
                               Chairman of the Board, Chief Executive Officer


November 9, 1999               /s/ George Boothe
                               ----------------------------------------------
                               George Boothe
                               Executive Vice President, Chief Financial Officer