Form 10-K405
period 1999-12-31
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2000-03-29
CIK 1065736

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                        Commission file number 333-77633

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

        Registrant's telephone number, including area code (905) 319-1237
                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:

                     Common Shares (no par value per share)

        Securities registered pursuant to Section 12(g) of the Act: None
                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The approximate aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2000 was $29.7 million (based on the closing sale price on the NASDAQ Exchange on March 20, 2000). At March 20, 2000 there were 7,196,627 shares of the registrant's Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The Proxy Statement to be used by the Company in connection with its 2000 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
PART 1

Item 1        Business.......................................................................  3

Item 2        Properties..................................................................... 23

Item 3        Legal Proceedings.............................................................. 24

Item 4        Submission of Matters to a Vote of Security Holders............................ 25

PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder
              Matters........................................................................ 25

Item 6        Selected Financial Data........................................................ 25

Item 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operation (including item 7A)....................................... 27

Item 8        Financial Statements and Supplementary Data.................................... 39

Item 9        Changes   in   and   Disagreements with Accountants on Accounting
              and Financial Disclosure....................................................... 82

PART III      ............................................................................... 82

PART IV

Item 14       Exhibits, Financial Statements, and Reports on Form 8-K........................ 82

SIGNATURES................................................................................... 83

                                     PART I

                   NOTE RELATING TO FORWARD-LOOKING STATEMENTS

      STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THESE STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE BY THE COMPANY OR ITS REPRESENTATIVES, WHICH ARE IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "EXPECTS," "MAY," "BELIEVE," "COULD," "SHOULD," "WOULD," "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS, ARE BASED ON A NUMBER OF ASSUMPTIONS. ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH HEREIN AND IN THE COMPANY'S OTHER SEC FILINGS AND INCLUDING, IN PARTICULAR; ABILITY TO MANAGE GROWTH; THE AVAILABILITY AND INTEGRATION OF ACQUISITION TARGETS; COMPETITION; GEOGRAPHIC CONCENTRATION; AND GOVERNMENT REGULATION. SHAREHOLDERS, POTENTIAL INVESTORS AND OTHER READERS ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS AND ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS MADE HEREIN ARE ONLY MADE AS OF THE DATE OF THIS REPORT AND THE COMANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE SUCH FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES.

ITEM 1. BUSINESS

General

      Capital Environmental Resource Inc. ("Capital" or the "Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill and recycling services. Capital Environmental was founded in May 1997 in order to take advantage of consolidation opportunities in the solid waste industry in secondary markets in Canada and the northern United States. The Company began operations in June 1997 when it acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. and its parent, USA Waste Services, Inc. Since commencing operations, the Company has acquired 39 solid waste services businesses in Canada and the United States, including 40 collection operations, 11 transfer stations, 7 recycling processing facilities and a contract to operate 2 landfills. The consolidated operations presently serve over 584,000 residential, commercial and industrial customers. For the year ended December 31, 1999, 73.8% of the Company's revenue was derived in Canada. Largely as a result of acquisitions, the Company believes that it has become one of the largest solid waste services companies in Canada, and that it has significant opportunities for further growth in both Canada and the northern United States.

         The Company has seven service areas through which it currently serves 25 markets in Canada and four markets in the United States. The Company believes that these 29 market areas provide significant opportunities for growth because:

o there are a large number of private solid waste services companies suitable for acquisition in these markets;

o there are generally fewer competing national solid waste services companies in these markets;

o some of these markets have strong projected economic and population growth rates;

o     there is adequate disposal capacity available in these markets; and

o the Company's senior management team has substantial knowledge of these markets.

      In addition, the Company believes that the Canadian market is particularly attractive. The Company is the only Canadian headquartered, publicly traded acquirer of Canadian solid waste companies, and the only publicly held company that has the Canadian solid waste market as a focus of its strategy. Combined with the Company's senior management knowledge of the Canadian market, the Company believes it will be an attractive acquirer when owners of Canadian firms consider selling their businesses, and a viable alternative to the large U.S.-based solid waste companies.

      The Company's objective is to build a leading solid waste services company in the markets of Canada and the northern United States in markets other than major urban centers. The Company's strategy for achieving this objective is to make acquisitions that complement its existing business and to generate internal growth. The Company seeks to acquire businesses that either establish its market presence in new target markets or expand its existing market presence. The Company's internal growth strategy is focused on increasing its services to existing customers, winning new customers, implementing selective price increases and achieving operating efficiencies.

      In the markets in which the Company operates, it seeks to secure arrangements for the disposal of the solid waste collected in order to maintain competitive prices for collection services. As a result of this strategy, for the month ended December 31, 1999, the Company disposed of approximately 18% of the waste collected at privately owned landfills and transfer stations pursuant to long-term disposal agreements which the Company believes are at or below market rates. Additionally, the Company disposed of approximately 38% of the solid waste collected at municipally owned landfills which generally charge the same disposal rates to all customers. The Company disposed of approximately 29% of the waste collected at the Company's transfer stations, from which the waste was transported to remote disposal sites where the Company has favorable disposal contracts. Collectively, these three options accounted for approximately 85% of the solid waste the Company collected. The Company disposed of the remaining 15% at other third-party disposal sites.

Industry Overview

      According to Waste Age, the United States solid waste services industry generated $36.9 billion in revenues during 1997. Based on the fact that Canada's population is one-tenth the size of the population of the United States and has similar economic and demographic characteristics, the Company believes that the Canadian solid waste services industry generated revenues of approximately one-tenth of those of the United States solid waste services industry, or $3.7 billion, in 1997. In both the United States and Canada, the solid waste industry is comprised of a small number of large national competitors, a substantial number of small private operators and municipal governments that own waste collection and disposal operations. In Canada, municipalities provide waste collection services to approximately 43% of Canadian residents and own a substantial majority of the nation's solid waste landfills. In the United States, approximately 27% of the total revenue of the solid waste industry is accounted for by more than 5,000 private, predominantly small, collection and disposal businesses, approximately 41% by publicly traded solid waste services companies and approximately 32% by municipal governments that provide collection and disposal services.

      We believe that the solid waste industry in secondary markets of Canada and the northern United States is characterized by the following:

o a large number of private solid waste services companies suitable for acquisition in these markets;

o generally fewer competing national solid waste services companies in these markets; and

o some of these markets have strong projected economic and population growth rates

      The Company believes that the Canadian market for solid waste services has the following specific attributes:

o pricing structures for collection and disposal services are generally higher than in the United States;

o a large portion of the residential solid waste collection and disposal market is municipally controlled, creating privatization opportunities; and

o exclusive municipal contracts and franchise agreements are frequently granted to a single operator.

      The solid waste services industry in both Canada and the United States has undergone significant consolidation and integration since 1990. The Company believes that this consolidation and integration in both Canada and the United States has been caused primarily by:

o     the ability of larger operators to achieve certain economies of scale;

o in the United States, the trend for companies to selectively integrate collection and disposal capabilities where publicly available disposal is not readily available at competitive rates;

o the continued privatization of solid waste collection and disposal services by municipalities and other governmental bodies and authorities; and

o stringent environmental regulation and enforcement in the United States and in certain Canadian provinces, resulting in increased capital requirements for collection companies and landfill operators in those areas.

      Economies of Scale. Larger operators achieve economies of scale by expanding the breadth of services and density in their market areas, and through vertical integration where such integration provides these operators with an economic advantage. Control of the waste stream in their market areas, combined with access to significant financial resources to make acquisitions, has allowed larger solid waste collection and disposal companies to be more cost-effective and competitive.

      Selective Integration of Collection and Disposal Operations. In the United States, the Company believes operators frequently seek to become more efficient by establishing an integrated network of solid waste collection operations, transfer stations and disposal options where this integration provides an economic advantage over its competitors. In Canada, operators also seek to establish integrated solid waste service networks, where doing so provides an economic advantage. However, since landfills in Canada are predominantly municipally owned, and the strict regulatory framework in certain Canadian provinces makes it difficult for private companies to obtain permits to build landfills, the Company believes owning landfills has not been a significant component of the disposal strategy for operators in Canada.

      Privatization of Collection and Disposal Services. In the provinces and states in which the Company operates, city or municipal governments have historically provided a variety of solid waste services using their own personnel. Over time, many municipalities have opted to contract out their solid waste collection and disposal services to the private sector. Privatization is often an attractive alternative for municipalities due, among other reasons, to the ability of integrated operators to leverage their economies of scale to provide the community with a broader range of services while enabling the municipality to reduce its own capital asset requirements. The Company believes that these factors have caused municipalities throughout Canada and the northern United States to consider privatization and have created significant growth opportunities for solid waste services companies in Canada and the northern United States.

      Increased Regulatory Impact. Stringent industry regulations such as the Environmental Protection Act in Ontario and the Waste Management Act in British Columbia and the Subtitle D Regulations in the United States have resulted in rising operating and capital costs and have accelerated consolidation of the solid waste industry in those provinces and in the United States. Many smaller industry participants have found the costs and technical expertise required by these regulations difficult to bear and have decided to either close their operations or sell them to larger operators.

      According to the Ontario, Alberta and British Columbia Ministries of Environment, in these provinces there are approximately 600 to 700 operating landfill sites, of which less than 20 are privately owned. This lack of private landfill ownership is due to the strict regulatory framework in these Canadian provinces, which makes it difficult for private companies to obtain permits to build new landfills or expand existing privately owned landfills. Accordingly, most landfills in Canada are owned by the municipality in which the landfill is located. Municipally owned landfills in Canada and the northern United States typically charge all customers the same price per ton of waste disposed, regardless of the customer's size or the volume of waste it disposes of at the facility.

      Despite the considerable consolidation and integration that has occurred in the solid waste industry since 1990, the industry in Canada and the northern United States remains primarily regional in nature and highly fragmented. The Company believes that the fragmented nature of the industry presents substantial consolidation and growth opportunities.

Strategy

      The Company's objective is to build a leading solid waste services company in the secondary markets of Canada and the northern United States. In the markets in which the Company operates, it seeks to:

o     achieve a leading market share;

o control sufficient collection volume in order to secure cost-effective disposal capacity;

o     offer the full range of services required by customers; and

o own landfills or other disposal options in those collection markets where doing so provides an economic advantage.

      The Company's strategy for achieving these objectives is to:

o expand operations into new markets and service areas through platform acquisitions which establish an initial market presence, and through tuck-in acquisitions which complement or expand existing operations;

o generate internal growth by providing additional and upgraded services, increasing sales penetration and implementing selective price increases; and

o     implement operating enhancements and efficiencies.

      The Company focuses on markets that are generally characterized by:

o a large number of private solid waste services companies suitable for acquisition;

o a geographically dispersed population, which the Company believes deters competition from established waste management companies;

o a competitive environment for solid waste services that offers the opportunity to acquire a leading market position;

o     a small number of competitors;

o the availability of adequate disposal capacity, either through municipally owned landfills, through long-term agreements with third-parties or acquisition of a landfill;

o     a regulatory environment that is favorable for well-capitalized operators;
      and

o     strong projected economic or population growth rates.

      Expansion Through Acquisitions. The Company intends to expand significantly the scope of operations by acquiring solid waste collection, transfer and recycling operations and disposal capacity in existing markets through tuck-in acquisitions and in new service areas or markets through platform acquisitions.

      The Company believes that numerous tuck-in acquisition opportunities exist within current and targeted market areas. The Company has identified more than 100 companies that provide collection and disposal services within existing market areas. The Company believes that acquiring many of these companies would provide opportunities to market additional services and to improve its market share, route density and profitability.

      The Company intends to continue an acquisition-based growth strategy by entering new service areas or markets through platform acquisitions that provide significant collection volume and strategic relationships to secure access to disposal capacity. The Company targets platform acquisitions of companies with strong local management expertise and relationships which can be retained in geographic areas generally characterized by, among other things, an attractive competitive landscape and the ability to effect other acquisitions in the vicinity. Once the Company has established a platform in a new service area or market, it seeks to strengthen its presence there and in adjacent service areas and markets by marketing additional and upgraded services to existing customers, adding new customers and making tuck-in acquisitions.

      Internal Growth. To generate continued internal growth, the Company:

o     provides additional or upgraded waste services to its existing customers;

o increases sales penetration through intensified sales and marketing efforts and bidding for new municipal contracts; and

o     implements selective price increases.

      Operating Enhancements for Acquired and Existing Businesses. The Company has established standards for each of its markets which set operating criteria for collection, transfer, disposal and other operations. These criteria include collection and disposal routing efficiency, equipment utilization, cost controls, commercial weight tracking and employee training and safety procedures.

      The Company has a decentralized operating strategy which encourages its employees to develop cross-functional expertise and thereby better serve the local markets in which they operate. The Company believes that the cross-functional expertise of its employees reduces selling, general and administrative costs and gives general managers an opportunity to assume greater responsibility. While the Company has developed certain company-wide operating and financial standards, such as the use of the TRUX(R) software program and consolidated bookkeeping, accounting and cash management controls for each of its 29 market areas, the Company tailors customer management for each market based on industry standards and local conditions.

Acquisition Program

      The Company currently serves 29 markets in seven service areas in the provinces of Ontario, Alberta and British Columbia and in the states of New York and Pennsylvania. The Company also provides limited waste collection services in the province of Quebec from its Ontario market. The Company believes that these and other secondary markets in Canada and the northern United States with similar characteristics offer significant opportunities for expanding the scope of operations and achieving strategic objectives. The Company has assembled an experienced team of acquisition professionals, including operations, environmental, engineering, legal and financial personnel, engaged in identifying and evaluating acquisition opportunities.

         The Company has developed a set of financial, geographic, environmental and management criteria to assist management in evaluating acquisition candidates. Management uses these criteria to evaluate a variety of factors, including, but not limited to:

o the candidate's expected internal rate of return, return on assets and return on revenue;

o     the candidate's historical and projected financial performance;

o any potential operating cost savings that may be gained by combining the candidate's operations with the Company;

o whether the geographic location of the candidate will enhance or expand existing market areas or ability to attract other acquisition candidates;

o whether the acquisition will strengthen or increase its local market position;

o the experience of the candidate's management and customer service providers, their relationships with local communities and their willingness to continue as employees of the Company;

o the composition and size of the candidate's customer base and whether the customer base is served under municipal contracts or other exclusive arrangements;

o     the liabilities of the candidate, including its environmental liabilities;
      and

o     the nature of the services provided.

      Before completing an acquisition, the acquisition team, led by a corporate development officer and supported by a service area Vice President, performs extensive environmental, operational, engineering, legal, human resources and financial due diligence. All acquisitions are subject to initial evaluation and approval by the acquisition team and senior management before being recommended to the Board of Directors, which reviews any material acquisition.

      The Company seeks to integrate each acquired business promptly and to minimize disruption to the ongoing operations of both Capital and the acquired business, and generally attempt to retain the senior management of acquired businesses. Integration of an acquired operation is achieved by implementing an 80-point acquisition checklist, which addresses key areas for integration including human resources, finance and administration, asset maintenance and marketing and public relations. The service area Vice President and the appropriate corporate development officer assume primary responsibility for implementing the 80-point acquisition checklist and improving the acquired company's administrative efficiency, profitability and operational productivity. Service area Vice Presidents are responsible for the successful integration of a newly acquired company. The Company generally seeks to integrate an acquired business within 90 days of its acquisition.

Service Areas

      The Company operates on a decentralized basis, which places decision making authority with operating management close to the customer. This enables the Company to identify customer needs and competitive conditions quickly. The Company's operations are divided into seven service areas. The Company currently serves 29 market areas covering two geographic territories: Canada, currently comprised of Eastern, Mid, Northern and Southwestern Ontario service areas, and the Alberta and British Columbia service areas and the northern United States currently comprised of the Western and Central New York and Pennsylvania service area. Within each service area the Company has tailored its competitive strategy and identified multiple market areas which can support a local operation. New service areas will be created as required to accommodate growth.

      A service area Vice President manages all the operations of a service area with the help of general managers in most market areas. A service area Vice President is responsible for budgeting, internal growth, municipal contract bidding, coordination of operations, attaining economies of scale within the service area, monthly reporting and integration of acquired businesses. The market area general managers are responsible for maintaining service quality, promoting safety, implementing marketing programs, cost management, and overseeing day-to-day operations, including sales supervision and the management of customer service agreements.

      The Company's financial management, accounting, mergers and acquisitions, environmental compliance, risk management and certain personnel functions are centralized to improve productivity, lower operating costs and ensure consistency of financial and operating standards. The Company has a standardized management information system that assists market area personnel in making decisions based on real time financial, productivity, maintenance and customer information. While service area management operates with a high degree of autonomy, corporate management monitors service area operations and requires adherence to accounting, purchasing and internal control policies, particularly with respect to financial and compliance matters. Executive officers review the performance of the service area Vice Presidents and operations on a regular basis.

      The following are the seven service areas by geographic territory:

Canada

      The Company has four service areas within the province of Ontario: Eastern Ontario, Mid Ontario, Northern Ontario and Southwestern Ontario.

      Eastern Ontario Service Area. The Eastern Ontario service area, which currently includes two markets, Ottawa and Kingston, encompasses approximately 4,864 square miles and has a combined population of approximately 1.36 million residents. The Company operates a transfer station and a material recycling facility in Kingston. The Company also has disposal capacity in the Ottawa market area through a disposal agreement with a third-party disposal site that it believes is at or below market rates. The Company provides commercial and industrial collection and recycling services to its customers in the Eastern Ontario service area, and through municipal contracts in Ottawa-Carleton and Gatineau, Quebec provides residential collection and recycling services.

      Mid Ontario Service Area. The Mid Ontario Service Area is currently made up of four markets, Peterborough, Lindsay, Scarborough and Brampton. It encompasses approximately 3,825 square miles with a combined population of approximately 5.9 million residents and is characterized by a broad geographic territory with pockets of more densely populated areas. In Peterborough and Lindsay, the Company disposes of waste at municipal landfills. In Scarborough and Brampton, the Company disposes of waste at it's own transfer stations. In all of the described market areas, the Company provides commercial and industrial collection and recycling services and through municipal contracts with the City of Scarborough, the City of East York, the Town of Lindsay, Mariposa Township, the Village of Omemee, the Village of Bobcaygeon and the Village of Sturgeon Point provides residential collection and recycling services. The Company also owns and operates a material recycling facility in the Lindsay market area.

      Northern Ontario Service Area. The Northern Ontario service area currently includes six markets: Barrie, Bracebridge, Keswick, Newmarket, Penetanguishene and Orillia. It encompasses approximately 8,700 square miles and has a combined population of approximately 600,000 resident. The Company owns and operates three material recycling facilities and four transfer stations located in the service area. In addition to industrial and commercial collection services, the Company has municipal waste collection and recycling contracts in the District Municipality of Muskoka and the Municipalities of Newmarket, Keswick, East Gwillumbury, Uxbridge and Parry Sound. The Company also operates two municipal landfills in Gravenhurst and Bracebridge.

      Southwestern Ontario Service Area. The Southwestern Ontario service area, which currently includes four markets, Brantford, Kitchener, Hamilton and Sarnia, encompasses approximately 4,177 square miles and has a combined population of approximately 1.4 million residents. The Company operates a transfer station in Hamilton. The Company also has disposal capacity in the Hamilton and Sarnia market areas through disposal agreements with third-party disposal sites that it believes are at or below market rates. Though the Company presently disposes of no waste outside of Canada, the Southwestern Ontario service area provides the ability to access disposal alternatives in the United States at rates which are competitive with local third-party and municipal disposal alternatives. The Company provides commercial and industrial collection and recycling services to its customers in the Southwestern Ontario service area, and through municipal contracts in Brantford, Paris, and Cambridge, it provides residential collection and recycling services.

      The Company also has two service areas in Western Canada: the southern portion of British Columbia and the southern and central portions of Alberta.

      British Columbia Service Area. The service area in British Columbia currently includes six markets in Abbotsford, Penticton, Vernon, Kamloops, Parksville and Comox. It encompasses approximately 2,600 square miles, has a population of approximately 2.8 million residents and is characterized by municipal disposal opportunities. The Company provides commercial and industrial collection and recycling services to customers in the British Columbia service area, and through municipal contracts in Vernon, Nanaimo, Lantzville and provides residential collection and recycling services. The Abbotsford location owns and operates a transfer station which will be used to export waste to the Paintearth Landfill in Coronation, Alberta. The Company has material recycling facilities in each of Parksville and Comox. Franchise agreements with Cities of Penticton, Comox and Courtenay provides the Company with the exclusive right to provide commercial, industrial and residential services within the city's boundaries.

      Alberta Service Area. The Alberta service area, which currently includes three markets in Edmonton, Calgary and Red Deer, encompasses approximately 13,600 square miles and has a population of approximately 2.0 million residents. The Company estimates that half of the solid waste collected in the Alberta service area is disposed of at municipally owned landfill sites and the other half is disposed of through a long-term arrangement with a private landfill operator. In February 2000, Capital purchased the Paintearth Municipal Landfill in Coronation, Alberta. The landfill has 4.6 million cubic meters or 3.2 million tons of permitted airspace. The permit covers 160 of 470 acres and the landfill has at least 25 years of airspace on what is currently permitted. The Company also provides commercial and industrial collection and recycling services to customers in the Alberta service area, and operates a transfer station in Edmonton. The Company has a franchise agreement with the City of Red Deer that provides the exclusive right to provide commercial and residential service within the city's boundaries.

United States

      The Company has a service area in the northern United States covering Western and Central New York state and Pennsylvania.

      United States Service Area. The United States service area, which currently includes four markets in Rochester, Syracuse and Watertown, New York and Williamsport Pennsylvania, encompasses approximately 8,300 square miles and has a population of approximately 2.1 million residents. The Rochester market provides commercial and industrial collection services to customers in this service area, and residential collection services through subscription arrangements and municipal contracts. The Syracuse market is characterized by flow control regulations and municipally owned disposal options in the Watertown market area. The Company owns and operates a transfer station in Williamsport. The Company provides commercial and industrial collection and recycling services to its customers in the Syracuse and Watertown markets, and through subscription arrangements in greater Williamsport and Syracuse, it provides residential collection and recycling services.

Operations

Commercial, Industrial and Residential Waste Services

      As of December 31, 1999, the Company served approximately 584,000 customers, comprised of approximately 30,000 commercial clients, approximately 4,000 industrial clients and approximately 550,000 residential and other clients.

      The Company disposes of the waste it collects in one of four ways:

o at municipally owned landfills or incinerators that generally charge the same per-ton disposal rates to all customers;

o under long-term disposal contracts with private landfill owners or operators at market rates or, in some instances, at below market rates;

o through the Company's own transfer stations that give it access to remote landfill sites; or

o     at privately owned landfills on an as needed basis.

      The Company's commercial and industrial services are performed principally under one to three year service agreements or shorter term purchase orders. Fees are determined by a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in by competitors for similar service. The Company's ability to pass on price increases is sometimes limited by the terms of its contracts. The Company's long-term solid waste collection contracts with municipalities typically contain a formula, generally based on a pre-determined published price index, for automatic adjustment to fees to cover increases in some, but not all, operating costs plus a pass-through of any disposal cost increases. Collection of larger volumes associated with commercial and industrial waste streams generally helps improve operating efficiencies, and consolidation of these volumes allows the Company to negotiate more favorable disposal prices. The Company's commercial and industrial customers use portable containers for storage, enabling the Company to service many customers with fewer collection vehicles. Commercial and industrial collection vehicles normally require one operator. The Company provides two to eight cubic yard containers to commercial customers and 10 to 50 cubic yard containers to industrial customers. No single commercial or industrial contract is material to the Company's results of operations.

      The Company generates fees under exclusive municipal contracts that grant it the right to service all or a portion of the residences in a specified community for a set fee. As of December 31, 1999, the Company had 56 municipal contracts, some of which were awarded by the same municipality. Municipal contracts are typically awarded on a competitive bid basis and thereafter on a bid or negotiated basis. No single municipal contract is material to the Company's results of operations. Similarly, the Company has long-term franchise agreements, with the cities of Red Deer, Alberta and Penticton, British Columbia. Under the terms of each of these agreements, the Company has exclusive rights to provide a range of solid waste services to the community. In Red Deer, the service provisions are commercial and residential, and in Penticton, commercial, industrial and residential. Each of the franchise agreements was bid on a competitive bid basis. Rates for all service provisions are set for the term of the agreement. The Company has approximately two years remaining under both franchise agreements, which were originally five-year agreements.

      Fees for residential solid waste services performed on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged in its markets for similar service. No single residential subscription arrangement is material to the Company's results of operations.

Transfer Station Services

      The Company has an active program to acquire, develop, own and operate transfer stations proximate to its operations. Currently, the Company operates eleven transfer stations in Edmonton, Alberta; Abbotsford, British Columbia; Barrie, Bracebridge, Brampton, Hamilton, Kingston, Newmarket, Orillia and Scarborough, Ontario; and Williamsport, Pennsylvania. Each transfer station receives, compacts and transfers solid waste to larger vehicles for transport to landfills. The Company generally seeks to establish a transfer station network in service areas where it can gain access to remote disposal capacity at rates that are lower than local municipal or third-party disposal options. The Company believes that additional benefits of building a transfer station network include:

o concentrating the waste stream from a wider area, which gives greater leverage in negotiating for more favorable disposal rates at remote landfill sites;

o     improving utilization of collections personnel and equipment; and

o building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities.

Landfills

      The Company seeks to pursue an integrated approach to the solid waste business whereby we will own landfills in those areas where ownership provides an economic advantage and not own landfills in markets which provide ample disposal capacity and equal access to disposal sites for all solid waste collection companies. The markets in which the Company currently operates are distinguished by one or more of the following characteristics:

o most landfills within a reasonable hauling distance are municipally owned and charge common disposal rates;

o the Company has entered into a long-term disposal contract with a private landfill owner or operator at or below market rates;

o local "flow control" regulations require the Company to dispose of the solid waste it collects at the local, municipally owned incinerator or landfill; or

o excess disposal capacity exists in the market resulting in a depressed market rate structure and little incentive to own landfills.

      The Company operates landfills in the towns of Bracebridge and Gravenhurst, Ontario under a landfill management contract with the District Municipality of Muskoka, which it expects will expire in December 2001. The Company intends to rebid this contract when it expires. The responsibility for closure and post-closure costs including any financial assurance requirements and cell development costs remains with the owners of the landfills.

      On February 3, 2000, the Company completed the purchase of the Paintearth Municipal Landfill in Coronation, Alberta. The Paintearth assets acquired include a landfill, permitted to accept solid waste, construction and demolition waste and certain special wastes together with a composting facility, a bio-remediation facility, and a material recycling facility. The landfill currently has permitted airspace of 4.6 million cubic metres or 3.2 million tons. The permit currently covers 160 of the 470 owned acres, and the remainder of the acreage is adequate for future expansion. The Company estimates that the landfill has at least 25 years of remaining airspace based on what is currently permitted. The permit does not impose any volume, hours of operations or generation area acceptance restrictions on the Paintearth facility. This landfill will be used as the disposal site for certain of the Company's western Canadian operations.

      The following chart sets forth the disposal characteristics of each of our current market areas:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Municipal
                                       Capital Transfer             Long-term              Ownership of   Numerous Disposal
Market Area                                Station             Disposal Contract        Local Landfills     Alternatives
-----------------------------------------------------------------------------------------------------------------------------------
Ontario
  Eastern Ontario
   Kingston.....................            X
   Ottawa.......................                                      X                       X
  Mid Ontario
   Brampton.....................            X
   Lindsay......................                                                              X
   Peterborough.................                                                              X
   Scarborough..................            X                                                 X
 Northern Ontario
   Barrie.......................            X                                                 X
   Bracebridge (1)..............            X                                                 X
   Keswick......................                                                              X
   Newmarket....................            X
   Orillia.......................           X                                                 X
   Penetanguishene..............                                                              X
 Southwestern Ontario
   Brantford....................                                                              X
   Hamilton.....................            X
   Kitchener....................                                                              X
   Sarnia.......................                                      X
Western Canada
 Alberta
   Edmonton.....................            X                         X
   Calgary......................                                                              X
   Red Deer.....................                                                              X
 British Columbia
   Abbotsford...................            X                                                 X
   Comox........................                                                              X
   Kamloops.....................                                      X
   Parksville...................                                                              X
   Penticton....................                                                              X
   Vernon                                                                                     X
United States
   Rochester....................                                                                                     X
   Syracuse (2).................                                                              X
   Watertown....................                                                              X
   Williamsport.................            X                                                 X
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes two landfills that the Comapny currently operate under a municipal contract with the District Municipality of Muskoka in the towns of Bracebridge and Gravenhurst.

(2) The Syracuse market is also characterized by "flow control" regulations which require the Company to dispose of the solid waste collected at a local, municipally owned incinerator.

Recycling

      The Company offers municipal, commercial and industrial customers services for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles, fiberboard, and ferrous and aluminum metals. The Company operates seven recycling processing facilities in Barrie, Bracebridge, Keswick, Kingston, Lindsay, Ontario and Comox and Parksville, British Columbia and sells other collected recyclable materials to third parties for processing before resale. In an effort to reduce the Company's exposure to commodity price fluctuation on recycled materials, it has adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties. The Company believes that recycling will continue to be an important component of provincial, state and local solid waste management plans, due to the public's increasing environmental awareness and regulations that mandate or encourage recycling.

Other Specialized Services

      Other specialized waste management services consist primarily of contract waste management services for chain stores with multiple locations. Under a contract management program, the Company has secured exclusive contracts to provide comprehensive waste management services to large companies on a national or regional basis. These services are performed directly by the Company or, in areas where the Company has no present operations, by subcontractors. The Company expects that the percentage of revenues attributable to the contract management program will decline as other businesses continue to grow. In addition, in certain market areas, the Company provides portable toilet services for certain special events or construction sites.

      The Company's specialized waste management services described above generated revenues of $9.1 million for the year ended December 31, 1999, representing approximately 9.3% of its total revenue for this period.

Sales and Marketing

      The Company markets its services on a decentralized basis principally through its general managers and direct sales representatives. This structure enables the Company to deliver better customer service by encouraging employees to develop cross-functional expertise. The Company emphasizes providing quality service to ensure customer retention and believes that it will attract customers in the future because of a reputation for quality service.

      The Company sales representatives visit customers on a regular basis and call upon potential new customers within a specified territory or service area, including high-growth areas in existing markets and in markets the Company does not currently serve. The Company believes that it distinguishes itself from its competitors by compensating its sales representatives with a relatively higher base salary and profit sharing compared to the traditional high commission, low base salary model. The Company believes that this compensation structure provides its sales representatives with the proper incentives to maximize profitability.

      In Canada, most residential waste collection and disposal services are provided to a municipality or other government authority through exclusive municipal contracts or franchise agreements and these residential services typically are not provided directly to individual customers. The Company has been the successful bidder for numerous new contracts with municipalities and other governmental agencies and believes that opportunities for obtaining these contracts are increasing due to trends among municipalities to privatize or outsource solid waste services. Accordingly, the Company's sales representatives monitor existing markets and new market areas for opportunities to bid for municipal contracts which will provide an appropriate rate of return.

      The Company has a diverse customer base. No single contract or customer accounted for more than 3.0% of revenues during the year ended December 31, 1999.

Competition

      The solid waste services industry in Canada and the northern United States is highly competitive and fragmented and requires substantial labor and capital resources.

      The Canadian solid waste industry presently includes one large national waste company: Waste Management, Inc., operating through its Canadian subsidiary, Canadian Waste. The Company believes that there are currently no other publicly held solid waste companies operating in Canada. The United States solid waste industry presently includes three large national waste companies:
Allied Waste Industries, Inc., Republic Services Group, Inc. and Waste Management, Inc. Several other public solid waste services companies have annual revenues in excess of $100 million, including Waste Connections, Inc., Casella Waste Systems, Inc., and Waste Industries, Inc.

      Certain of the secondary markets in which the Company competes or will likely compete are served by one or more large, national solid waste companies, as well as by numerous regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. The Company also competes with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. Public sector operations may have financial advantages over the Company, because of their access to user fees and similar charges, tax revenues and tax-exempt financing.

      The Company competes for collection, transfer and disposal volume based primarily on the price and quality of services. From time to time, competitors may reduce the prices of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts. These practices may cause the Company to reduce the prices of its services or, if it elects not to do so, to lose business.

      The Company derives a portion of its revenue from exclusive municipal contracts that require competitive bidding by potential service providers. In the future, the Company intends to bid on additional municipal contracts and to rebid existing municipal contracts, but these bids may not succeed.

      Competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. The Company generally competes for acquisition candidates with publicly owned regional (in the northern United States) and large national (in Canada and the northern United States) waste management companies.

Regulation

      The Company is subject to evolving Canadian federal, provincial and local and United States federal, state and local environmental laws and regulations, the enforcement of which has become increasingly stringent in recent years. The United States regulations affecting the Company are administered by the Environmental Protection Agency and other federal, state and local environmental, zoning, health and safety agencies and government offices. The Canadian environmental regulations affecting the Company are administered by a variety of federal, provincial and local agencies and government offices. The Company believes that it is currently in substantial compliance with material applicable federal, provincial, state and local environmental laws, permits, orders and regulations, and does not currently anticipate any material environmental costs necessary to bring existing operations into compliance, although there can be no assurance in this regard. The Company anticipates that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase. The Company attempts to anticipate future regulatory requirements and to plan in advance as necessary to comply with them.

      To transport and manage solid waste, the Company must possess and comply with one or more permits from federal, provincial, state or local agencies and government offices. These permits also must be periodically renewed and may be modified or revoked by the issuing agency.

      The principal federal, provincial, state and local statutes and regulations that apply to the Company's operations are described below.

Canadian Regulation

      The Company's operations and activities in Canada are subject to a number of environmental statutes and regulations at the federal, provincial and local level. Among other things, these laws impose restrictions designed to control air, soil and water pollution and regulate health, safety, zoning, land use and the handling of hazardous and non-hazardous wastes. This regulatory framework imposes significant compliance burdens and risks. Management believes that the Company is currently in substantial compliance with material applicable environmental laws. The laws of Ontario, Quebec, British Columbia and Alberta principally govern operations.

      Ontario. Ontario's Environmental Protection Act, including Ontario Regulation 347, which regulates general waste management and Regulation 232/98, which regulates landfill standards, prescribes the principal standards for waste management systems, transfer and disposal sites. It also creates environmental offenses for spills, unlawful discharges or failure to comply with permits or approvals.

      The operation of a waste management system or a transfer or disposal site requires a certificate of approval or a provisional certificate of approval issued by the Ontario Ministry of the Environment under Part V of the Ontario Environmental Protection Act. Regulations 347 and 232/98 prescribe standards for the location, maintenance and operation of transfer or disposal sites. The Ministry of the Environment has proposed changes to Regulation 347 to further harmonize Ontario law with respect to waste definition.

      All environmental regulations in Ontario, including those related to waste management, are currently under review by the Ontario Ministry and are anticipated to be reformed and updated. These revised regulations are expected to impose additional requirements, the full extent of which are presently unknown.

      Contravention of the Ontario Environmental Protection Act or the related regulations may result in substantial fines that could equal or exceed the amount of monetary benefit acquired as a result of the commission of the offense. Enforcement and compliance orders and injunctions may also be granted against persons in breach of the legislation or the regulations.

      Alberta. Alberta's environmental laws have been largely consolidated in the Environmental Protection and Enhancement Act which comprehensively regulates the management and control of waste, including hazardous waste, and creates offenses for spills and other matters of non-compliance. The Waste Control Regulation deals in detail with the identification of wastes and requirements for the handling, storage and disposal of waste. Failure to comply with these requirements may expose the Company to substantial liabilities or penalties. Waste management facilities currently permitted under the Alberta Public Health Act must be permitted by Alberta Environment no later than 2006.

      British Columbia. Operations in British Columbia are regulated primarily through that province's Waste Management Act and the regulations under that Act. This legislation authorizes the making of regulations and policies to comprehensively address waste management issues. It also creates offenses related to unlawful discharges and other matters. The Company may be subjected to administrative orders and/or prosecutions for breach of regulatory requirements that could result in the imposition of substantial costs or penalties that could materially affect its financial position. Various other provincial statutes, such as the Environmental Management Act and the Transportation of Dangerous Goods Act deal generally with environmental matters and could impact operations in British Columbia.

      Quebec. Quebec's Environmental Quality Act and the regulations pursuant thereto prescribe the principal standards for waste management systems, transfer and disposal sites.

      The establishment and operation of a waste management system, or a part of a waste management system, requires an operating permit under the Environmental Quality Act. To obtain a modification of the activities or materials referred to in a permit, the permit holder must satisfy the conditions for the issuance of a permit, which apply to the new materials or activities to be covered by the permit.

      Contravention of the Environmental Quality Act, or the related regulations or permits issued under the Act or regulations may result in fines which may equal the amount of monetary benefit acquired as a result of the commission of the offense, and the Minister of the Environment may make orders to cease certain activities.

United States Regulation

      The Resource Conservation and Recovery Act of 1976. RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.

      In October 1991, the EPA adopted the Subtitle D Regulations governing solid waste landfills. The Subtitle D Regulations, which generally became effective in October 1993, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, methane gas emission control requirements, groundwater remediation standards and corrective action requirements. The Subtitle D Regulations also require new landfill sites to meet more stringent liner design criteria to keep leachate out of groundwater. Each state is required to revise its landfill regulations to meet these requirements or these requirements will be automatically imposed by the EPA on landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in each state comply with the Subtitle D Regulations. Various states in which the Company operates or in which the Company may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

      The Federal Water Pollution Control Act of 1972. The Clean Water Act regulates the discharge of pollutants from a variety of sources into waters of the United States. If run-off from the Company's transfer stations or run-off or collected leachate from landfills operated or owned by the Company in the future is discharged into streams, rivers or other surface waters, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in the discharge. Also, virtually all landfills are required to comply with the EPA's storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters. The Company believes that its transfer station facilities comply in all material respects with the Clean Water Act requirements. Various states in which the Company operates or in which the Company may operate in the future have adopted regulations that are more stringent than the federal requirements.

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980. CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA imposes strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities. CERCLA also imposes liability for the cost of evaluation and remediation of any damage to natural resources.

      The costs of a CERCLA investigation and cleanup can be very substantial. Liability under CERCLA may be based on the existence of small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. The Company's ability to obtain reimbursement from others for their allocable shares of these costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of these other parties.

      The Clean Air Act. The Clean Air Act regulates emissions of air pollutants from certain landfills depending on the date of the landfill construction, and the location of the landfill and the materials disposed at the landfill. The EPA has also issued standards regulating the disposal of asbestos containing materials under the Clean Air Act. Air permits to construct may be required for gas collection and flaring systems, and operating permits may be required, depending on the estimated volume of emissions.

      All of the federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes. In addition to a penalty award to the United States government, some of those statutes authorize an award of attorneys' fees to parties successfully advancing such an action.

      The Occupational Safety and Health Act of 1970. The OSH Act is administered by the Occupational Safety and Health Administration, and in many states by state agencies whose programs have been approved by OSHA. The OSH Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various OSHA standards may apply to the Company's operations, including standards concerning notices of hazards, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

      Flow Control/lnterstate Waste Restrictions. Certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if this federal legislation should be enacted in the future, states in which the Company operates or, in the future own, landfills could act to limit or prohibit the importation of out-of-state waste or direct that wastes be handled at specified facilities. These state actions could adversely affect any landfills the Company may own in the future. These restrictions may also result in higher disposal costs for collection operations. If the Company were unable to pass these higher costs through to its customers, the Company's business, financial condition and results of operations could be adversely affected.

      Even in the absence of federal legislation, certain state and local jurisdictions may seek to enforce flow control restrictions through local legislation or contractually and, in certain cases, the Company may elect not to challenge these restrictions based on various considerations. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may adversely affect the Company's ability to operate landfills it may own in the future at their full capacity and/or reduce the prices that it can charge for landfill disposal services. If the Company owns landfills in the future, these restrictions may also result in higher disposal costs for its collection operations. If the Company were unable to pass these higher costs through to its customers, its business, financial condition and results of operations could be adversely affected.

      State and Local Regulation. Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with these sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting the Company's operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put these franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.

      Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, and/or specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

      There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its transfer facilities at full capacity.

      Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, the OSH Act, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of by the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

      Public Utility Regulation. The rates that landfill operators may charge are regulated in many states by public authorities. The adoption of rate regulation or the reduction of current rates in states in which the Company owns or operates landfills in the future could have an adverse effect on its business, financial condition and results of operations.

Risk Management, Insurance and Performance Bonds

      The Company maintains environmental and other risk management programs that it believes are appropriate for business. The Company's environmental risk management program includes evaluating potential acquisitions for environmental law compliance. The Company does not presently expect environmental compliance costs to increase above current levels, but cannot predict whether future changes in applicable laws or future acquisitions will result in an increase in these costs. The Company also maintains a worker safety program that encourages safe practices in the workplace. Operating practices at all of the Company's operations emphasize minimizing the possibility of environmental contamination and litigation. The Company believes that its facilities substantially comply with material applicable Canadian and United States federal, provincial and state regulations.

      The Company carries a broad range of insurance for the protection of its assets and operations that it believes are customary to the solid waste management industry, including pollution liability coverage. Specifically, the Company maintains pollution liability coverage of not less than $1.0 million per occurrence subject to a deductible. The Company's insurance program may not cover all liabilities associated with environmental cleanup or remediation.

      Some of the Company's municipal solid waste services contracts, supply contracts and permits to operate transfer stations and recycling facilities require it to obtain performance bonds, letters of credit or other means of financial assurance to secure contractual performance. The Company has not experienced difficulty in obtaining performance bonds or letters of credit for current operations. At December 31, 1999, the Company had provided customers and various regulatory authorities with bonds and letters of credit in the aggregate amount of approximately $8.0 million to secure obligations.

Employees

      As of December 31, 1999, the Company employed approximately 890 full-time employees, including approximately 79 persons classified as professionals or managers, approximately 670 employees involved in collection, transfer, disposal and recycling operations, and approximately 142 sales, clerical, data processing or other administrative employees.

      Approximately 246 employees at 9 of the Company's operating facilities are represented by unions which have collective bargaining agreements. Five of these collective bargaining agreements are presently in negotiation having had their terms expire. 105 employees are covered by collective bargaining agreements that expire in 2002 and 13 employees are covered by collective bargaining agreements that expire in 2003. The Company expects to enter into a new collective bargaining agreement with these employees. The Company is not aware of any other organizational efforts among its employees and believes that relations with its employees are good.

ITEM 2.     PROPERTIES
-------------------------------------------------------------------------------

      The Company owns five parcels of real property, located in Brantford and Kitchener, Ontario; Parksville, British Columbia; Coronation, Alberta; and Williamsport, Pennsylvania. The Brantford and Kitchener facilities are approximately 8,200 square feet and 6,500 square feet, respectively, and the properties are used for administration, dispatch and maintenance. The Coronation property is a landfill site on which is situated an office building and comprises of approximately 480 acres. The Parksville property is approximately 6,000 square feet and is used for administration, dispatch and maintenance. The Williamsport property, on which is situated a transfer station and an office building, is approximately two acres. The Company owns the Brantford, Kitchener, Parksville, Coronation and Williamsport properties free of any mortgage, lien or encumbrance, other than those relating to its credit facility.

      As of December 31, 1999, the Company leased a total of 31 facilities and other real properties used in the solid waste operations. The Company leases its corporate headquarters in Burlington, Ontario under a lease that expires in June 2003.

      As of December 31, 1999, the Company owned approximately 559 and leased approximately 60 waste collection vehicles and related support vehicles. The Company believes that its vehicles, equipment and operating properties are well maintained and adequate for its current operations. However, the Company expects to make investments in additional equipment and property for expansion and replacement of assets and in connection with future acquisitions.

      Capital Environmental's corporate offices are located at 1005 Skyview Drive, Burlington, Ontario, Canada L7P 5B1. It's telephone number is (905) 319-1237, and its web site is http://www.capitalenvironmental.com.

ITEM 3.     LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

            On October 12, 1999, Lynn Bishop and L&S Bishop Enterprises Inc. (collectively "Bishop") commenced an action against the Company, Capital Environmental Alberta Inc. and Tony Busseri in which Bishop claims damages in the aggregate amount of $7.4 million, being $2.1 million for alleged wrongful termination and $5.3 million for misrepresentations allegedly made in the course of purchasing Bishop's shares in Western Waste, as well as $0.3 million for punitive damages. The Company's position is that Bishop's employment was terminated for just cause and that Bishop has received everything he is entitled to in connection with the purchase of his shares of Western Waste. The Company is defending the claim and has issued a counterclaim against Bishop.

            In connection with the acquisition of Western Waste from L & S Enterprises ("L&S"), the Company may have to make an additional payment to L&S. L&S may elect to sell up to 112,323 shares in the future and if, at that time, the price of the Common Stock is less than C$21.67 per share the Company will have to make up the shortfall. This agreement was subject to a 180-day lock-up agreement, which expired on December 8, 1999. The Company has since been advised that L & S has sold the aforementioned shares resulting in a shortfall of approximately $1 million however, in view of the litigation referred to in Note 6(d) of the Notes to Capital's Consolidated Financial Statements challenging the Share Purchase Agreement, the obligation of the Company, if any, will not be recorded until the litigation is settled.

            In the normal course of the Company's business and as a result of the extensive governmental regulation of the solid waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving United States or Canadian federal, provincial, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit or license held by it. From time to time, the Company may also be subject to actions brought by citizens' groups or adjacent landowners or residents in connection with the permitting and licensing of transfer stations and landfills or alleging environmental damage or violations of the permits and licenses pursuant to which it operates.

            In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a solid waste services business. However, there is no current proceeding or litigation involving Capital Environmental other than those described above, that management believes has a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-------------------------------------------------------------------------------

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

-------------------------------------------------------------------------------

      The Company completed an initial public offering on the NASDAQ National Market on June 8, 1999 and has traded on this market under the symbol "CERI". The following table provides the high and low common stock price information for the periods indicated since the Company's initial public offering:

-------------------------------------------------------------------------------
                                      High                      Low
-------------------------------------------------------------------------------
June 8, to June 30, 1999              $14.6250                 $11.0625
Third Quarter                         $14.4375                  $5.3750
Fourth Quarter                         $6.8750                  $4.8750
January 1, to March 1, 2000            $6.6250                  $3.8750
-------------------------------------------------------------------------------

      As at March 20, 2000, the Company had 1,057 common stock holders of record. Pursuant to the terms of the Company's Credit Agreement and Term Loan Agreement, the Company is not permitted to declare or pay any cash dividends on any of its capital stock. Both the Credit Agreement and the Term Loan Agreement mature in November, 2004.

ITEM 6.     SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------

      The following table presents selected consolidated statements of operations and balance sheet data of Capital Environmental and the Company's predecessor, Western Waste Services Inc. ("Western Waste"), for the periods indicated. The financial data for the periods ended October 31, 1996 and June 5, 1997 has been derived from Western Waste's audited consolidated financial statements included elsewhere in this document. The financial data as of December 31, 1999 and December 31, 1998 and the years ended December 31, 1999 and December 31, 1998 and for the period ended December 31, 1997 has been derived from Capital Environmental's audited consolidated financial statements included elsewhere in this document.

      The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," Capital Environmental's consolidated financial statements and notes thereto, and the consolidated financial statements and notes thereto of Western Waste included elsewhere in this document.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Western Waste                        Capital Environmental
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Period from        Period from
                                                        Year Ended   November 1, 1996   inception (May 23, Year Ended   Year Ended
                                                          October     through June 5,     1997) through      December    December
                                                         31, 1996         1997         December 31, 1997     31, 1998    31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                         (In thousands, except share and per share data)
Statement of Operations Data:
Revenues ......................................     $     7,421      $     5,680      $    15,089      $    62,056      $    97,551
Cost of operations ............................           5,257            3,472           10,676           43,002           66,091
Depreciation and amortization .................             741              612            1,154            4,890            8,134
Selling, general and administrative
  expenses ....................................           2,017            1,658            1,389            8,490           13,118
Gain on fixed assets (3) ......................              --               --               --               --           (1,100)
Start-up, integration and transition
  costs (1) ...................................              --               --            4,325              602               --
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations .................            (594)             (62)          (2,455)           5,072           11,308
Interest (expense) income, net ................              (8)            (176)            (898)          (3,139)          (6,232)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes
  and minority interest .......................            (602)            (238)          (3,353)           1,933            5,076
Income tax (provision) benefit ................            (508)            (573)           1,398             (740)          (2,053)
Minority Interest .............................              --               --             (117)              --               --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) .............................     $    (1,110)     $      (811)     $    (2,072)     $     1,193      $     3,023
-----------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share .............                                       $     (1.51)     $      0.52      $      0.60
-----------------------------------------------------------------------------------------------------------------------------------
Shares used in calculating basic net
  income (loss) per share .....................                                         1,374,220        2,304,847        5,068,607
Diluted net income (loss) per share ...........                                       $     (1.51)     $      0.29      $      0.51
-----------------------------------------------------------------------------------------------------------------------------------
Shares used in calculating diluted
  net income (loss) per share .................                                         1,374,220        4,174,172        5,976,659
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Western Waste                           Capital Environmental
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Period from        Period from
                                                        Year Ended   November 1, 1996   inception (May 23, Year Ended   Year Ended
                                                          October     through June 5,     1997) through      December    December
                                                         31, 1996         1997         December 31, 1997     31, 1998    31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                         (In thousands, except share and per share data)
Other data:
Net cash provided by (used in)
  operating activities                             $  256           $ (556)              $ 1,167            $ 3,907       $ 5,975
Net cash used in investing activities             (10,974)          (1,189)              (12,529)           (36,375)      (50,071)
Net cash provided by financing
  activities                                        6,861            2,759                13,918             31,304        44,379
Adjusted EBITDA (4)                                   147              550                 3,024             10,564        19,442
Adjusted EBITDA margin                                2.0%             9.7%                 20.0%              17.0%         19.9%
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                                As of December   As of December 31,    As of December
                                                                   31, 1997             1998              31, 1999
------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Cash                                                               $2,473             $1,060              $1,398
Working capital, including cash                                     2,475               (994)              (5,547)
Property and equipment, net                                        19,174             25,909              40,692
Total Assets                                                       50,495             98,337             166,127
Long-term debt, including capital lease obligations net (2)        29,022             54,589              78,199
Redeemable capital stock                                           13,203             21,946                   -
Total stockholders' equity (deficit)                               (1,424)             5,492              58,320
------------------------------------------------------------------------------------------------------------------------

(1) Includes the absorption of acquisition and transition costs associated with the acquisition of selected assets of Canadian Waste. See Note 2 of the Notes to Capital's Consolidated Financial Statements.

(2) Excludes current portion of long-term debt and capital lease obligations. See Note 5 of the Notes to Capital's Consolidated Financial Statements.

(3) The gain on replacement of assets destroyed in a fire. See Note 14 of the Notes to Capital's Consolidated Financial Statements.

(4) Adjusted EBITDA represents operating income plus depreciation and amortization, start-up, integration and transition costs.

The following table sets forth:

      o the rates of exchange for Canadian dollars, expressed in U.S. dollars, in effect at the end of each of the periods indicated;

      o the average of exchange rates in effect on the last day of each month during these periods; and

      o the high and low exchange rates during these periods, in each case based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

--------------------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                        ----------------------------------------------------------------------------------------
                                            1995                 1996                 1997                 1998          1999
--------------------------------------------------------------------------------------------------------------------------------
Rate at End of Year...................   $ 0.7353             $ 0.7299             $ 0.6991             $ 0.6504       $0.6883
Average Rate during Year..............     0.7299               0.7353               0.7223               0.6740        0.6731
High..................................     0.7533               0.7526               0.7493               0.7105        0.6917
Low...................................     0.7009               0.7212               0.6945               0.6341        0.6463
--------------------------------------------------------------------------------------------------------------------------------

      On March 20, 2000, the noon buying rate for Canadian dollars was $0.6802=C$1.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

-------------------------------------------------------------------------------

      The following discussion should be read in conjunction with the Company's Consolidated Statements and Notes thereto included elsewhere herein.

History

      Capital was incorporated on May 23, 1997. On June 6, 1997, the Company purchased selected assets located in Ontario, Alberta and British Columbia from Canadian Waste Services Inc., and acquired 50% of the outstanding shares of common stock of Western Waste from USA

Waste Inc. The Company considers Western Waste to be a predecessor for financial reporting purposes. For this reason, historical financial statements for Western Waste are included in the financial presentation in this Form 10-K. The periods include the year ended October 31, 1996, and the period from November 1, 1996 through June 5, 1997. Financial statements for Capital Environmental are presented on a consolidated basis for the period from inception (May 23, 1997) through December 31, 1997, and the years ended December 31, 1998 and December 31, 1999. The Company has experienced substantial growth since its formation which has affected the financial results in several significant ways, including the following:

      Substantial Growth from Acquisitions. Since commencing operations, the Company has acquired 39 solid waste services businesses in Canada and the United States. All of these acquisitions were and will be accounted for under the purchase method of accounting. Accordingly, these acquisitions have given rise to significant increases in goodwill on the balance sheet and increased amortization expense on the statement of operations. Further, as purchase transactions, the Company has recognized revenues and earnings from the date of acquisition. As a result, the Company believes that period-to-period comparisons of its historical operating results are not necessarily indicative of what its results would have been had these acquisitions occurred at the beginning of the periods presented.

      Management Capabilities. Since the Company's formation, it has assembled a management team with substantial experience in the solid waste industry. The Company believes that its management team has the ability to manage operations as they expand.

      Purchase Accounting. All business acquisitions to date have been accounted for using the purchase method of accounting, and the respective purchase prices have been allocated to the fair value of the assets acquired and liabilities assumed. Consequently, the amounts of depreciation and amortization included in the statements of operations for the periods presented reflect the changes in basis of the underlying assets that were made as a result of the changes in ownership that occurred during the periods presented. The Company capitalizes some third-party expenditures relating to pending acquisitions or development projects, such as legal and engineering expenses. All indirect acquisition costs, such as executive salaries, corporate overhead, public relations and other corporate services, are expensed as incurred. The Company's policy is to charge against net income any unamortized capitalized expenditures and advances (net of any portion thereof that is estimated to be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated and any landfill development project that is not successfully completed. The Company routinely evaluates all capitalized costs, and expenses those related to projects it believes are not likely to be successful.

      At December 31, 1999, approximately 58% of the assets on the Company's balance sheet consisted of goodwill. Goodwill represents the excess of the purchase price that the Company has paid for each business acquired over the fair value of the net identifiable assets acquired. Goodwill can reflect different things for each business acquisition, including factors such as market share, market recognition, competitive position and management, customer and employee loyalty. Goodwill is an accumulation of various factors that the Company believes will lead to profits above those that might normally be expected from just acquiring the tangible assets of that business.

      The Company presently amortizes goodwill over 40 years. Forty years is based on the expectation of the on-going future cash flows associated with the businesses and the belief that, with proper management and integration of the acquired businesses, and the economies of scale that can be achieved, the value of this goodwill will endure as a long-lived asset. Unlike other industries, the solid non-hazardous waste industry is not prone to the risks of rapid changes in technology. Amortizing goodwill over 40 years is the standard used by virtually all companies in the industry and the Company believes that it is important that the financial results be prepared on a basis consistent with industry standards, where appropriate.

      Formation Related Charges. In connection with the acquisition of selected assets of Canadian Waste in June 1997 and other formation related activities, the Company expensed certain start-up, integration and organization costs. The Company also incurred $4.1 million of expenses during the year ended December 31, 1997 for the absorption of acquisition and transition costs. These costs represented amounts paid to Canadian Waste for a list of customers which the Company could solicit to provide selected services. The Company also received transition services and the right to share use of some Canadian Waste facilities during a transition period which expired December 31, 1997.

Results of Operations

      The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the previous year. The 1999 and 1998 amounts are for the fiscal year ended December 31, 1999 and 1998, while the 1997 amount is for the period from inception on May 23, 1997 to December 31, 1997. The percentage change in dollar amounts for 1998 over 1997 has not been provided, as the periods are not comparable due to the partial fiscal year in 1997.

----------------------------------------------------------------------------------------------------------------------
                                                                     Percentage of Revenue            % Dollar Change

                                                              1999            1998           1997          1999 Over
                                                                                                             1998
-------------------------------------------------------------------------------------------------------
Revenues                                                        100.0         100.0        100.0              57.2
Cost of operations                                               67.8          69.3         70.8              53.7
Depreciation and amortization expense                             8.3           7.9          7.6              66.3
Selling, general and administrative expenses                     13.4          13.7          9.2              54.5
Gain on fixed assets                                             (1.1)            -            -                 -
Start-up, integration and transition costs                          -           1.0         28.7                 -
-------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    11.6           8.2        (16.3)            122.9
Interest and financing expense                                    6.4           5.1          5.9              98.5
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest           5.2           3.1        (22.2)            162.6
Income tax expense (benefit)                                      2.1           1.2         (9.3)            177.4
Minority interest                                                   -             -          0.8                 -
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                 3.1           1.9        (13.7)            153.4
-------------------------------------------------------------------------------------------------------

Adjusted EBITDA                                                  19.9          17.0         20.0              95.2
-------------------------------------------------------------------------------------------------------

Revenue

      The Company's revenues are attributable primarily to fees charged to customers for solid waste collection, transfer, recycling services and management of landfills. The Company derives a substantial portion of its collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. Certain of the Company's residential collection services are performed on a subscription basis with individual households. Transfer station customers are charged a tipping fee on a per ton basis for disposing of their solid waste at the Company's transfer stations. Commercial and residential recycling revenues consist of revenues from the sale of recyclable commodities. Contract management and other specialized services include revenues primarily from two landfills operated under contract and other revenue from the sale and leasing of compactors. The Company's revenues are shown net of intercompany eliminations. The Company typically establishes its intercompany transfer pricing based upon prevailing market rates.

      The following table shows, for the periods indicated, the percentage of the Company's revenues attributable to services provided. The increase in the Company's collection revenues as a percentage of revenues in fiscal 1999 and fiscal 1998 is primarily attributable to the impact of the Company's acquisition of collection businesses during these periods, as well as to internal growth through price and business volume increases. The decrease in the Company's transfer station revenues as a percentage of revenues in fiscal 1999 and fiscal 1998 is mainly due to a proportionately greater increase in collection and other revenues occurring as the result of acquisitions in those areas. As the Company acquires collection businesses from which it previously had derived transfer station of disposal revenues, the acquired revenues are recorded by the Company as collection revenues after the business is acquired.

            The sources of revenue and growth rates are as follows: ($thousands)

-------------------------------------------------------------------------------------------------
                                                                                                    Growth
                                                  1999                          1998                 Rates
-------------------------------------------------------------------------------------------------
Commercial and industrial collection       $55,778     57.1%             $37,234      60.0%           49.8%
Residential collection                      21,232     21.8               11,853      19.1            79.1
Transfer station                             8,177      8.4                4,964       8.0            64.7
Commercial and residential recycling         3,294      3.4                  993       1.6           231.7
Contract management and other
   specialized services                      9,070      9.3                7,012      11.3            29.3
------------------------------------------------------------------------------------------------
                                           $97,551    100.0%             $62,056     100.0%           57.2
-------------------------------------------------------------------------------------------------

      The acquisitions completed in 1999 contained a similar mix of revenues by source, with a slightly higher proportion of residential collection and recycling operations. In addition, the Company experienced increased revenue from existing residential contracts.

      Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

------------------------------------------------------------------------------
                                                                 1999
------------------------------------------------------------------------------

Price                                                             2.4%
Volume                                                            2.6
Acquisitions, net of divestitures                                52.0
Foreign currency translation                                      0.2
------------------------------------------------------------------------------

    Total                                                        57.2%
------------------------------------------------------------------------------

      The revenue growth in 1999 has been primarily as a result of acquisitions. In addition, the Company experienced strong internal growth throughout the year. The revenue growth between 1998 and 1997 was primarily due to acquisitions. In addition, there was a full fiscal year in 1998, versus a partial period in 1997 from the Company's inception in May of 1997.

      Revenue and growth in revenue from geographic components are as follows:
($thousands)

-----------------------------------------------------------------------
                                                                         Growth
                            1999                  1998                   Rates
-----------------------------------------------------------------------
Canada                $72,027    73.8%          $42,042     67.7%        71.3%
United States          25,524    26.2            20,014     32.3         27.5%
-----------------------------------------------------------------------
                      $97,551    100.0%         $62,056    100.0%        57.2%
-----------------------------------------------------------------------

      The growth in revenue in Canada exceeded the growth in revenue in the United States as acquisitions primarily focussed on the Canadian market. Future acquisitions are expected to occur in both of the two geographic areas, but the actual mix will be dependent upon the particular market conditions. In 1997, all revenues were attributable to Canada.

Cost of operations

      Cost of operations include labor, fuel, equipment maintenance, tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance, the cost of materials purchased to be recycled, subcontractor expense and local, state or provincial taxes. The Company owns and operates 11 transfer stations, which reduces costs by improving utilization of collection personnel and equipment and by consolidating the waste stream to gain access to remote landfills with lower disposal rates. The Company obtained long-term disposal agreements in some of its markets which it believes are at or below market disposal rates. There can be no assurance that these contracts can be renewed on favorable terms. Cost of operations for the year ended December 31, 1999 was $66,091 compared to $43,002 for the year ended December 31, 1998. The 53.7% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the year ended December 31, 1999 was improved at 67.8%, compared with 69.3% in 1998. The cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months. In addition, cost of operations has improved due to greater use of transfer stations and private landfill contracts at reduced disposal rates. The cost of operations as a percentage of revenues fluctuates quarterly due to the seasonal nature of the business, with the second and third quarters having generally higher margins. As a percentage of revenues, cost of operations declined to 69.3% for the year ended December 31, 1998 from 70.8% for the period ended December 31, 1997. This marginal decrease was attributable primarily to the contribution of revenue growth toward fixed costs, offset in part by acquisitions of businesses in new markets with margins lower than those of the Company's existing operations.

Depreciation and amortization expense

      Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, the amortization of goodwill over 40 years and the amortization of other intangible assets over appropriate time periods. Depreciation and amortization expense for the year ended December 31, 1999 was $8,134 compared to $4,890 for the same period in 1998. The Company has accounted for all business acquisitions since inception using purchase accounting which has resulted in significant amounts of goodwill being included on the balance sheet. The 66.3% increase was primarily due to acquisition activity over the past 12 months and full year contribution of 1998 acquisitions. As a percentage of revenues, depreciation and amortization expense increased to 8.3% in 1999 from 7.9% in 1998, primarily due to the impact of acquisition and capital expenditures in the year. As a percentage of revenues, depreciation and amortization expense increased to 7.9% for the year ended December 31, 1998 from 7.6% for the period ended December 31, 1997. The increase was attributable to the change in lives of containers, whereby the maximum estimated life of steel containers was reduced to 12 years from 20 years as of January 1, 1998, offset by revenue growth exceeding depreciation and amortization for new additions.

Selling, general and administrative expenses

      Selling, general and administrative ("SG&A") expenses include management, clerical, financial, accounting and administrative compensation and overhead costs associated with the marketing and sales force, professional services and community relations expense. SG&A expenses for the year ended December 31, 1999 were $13,118 compared to $8,490 for the year ended December 31, 1998. The 54.5% increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the mid-year change to a public company. As a percentage of revenues, SG&A expenses decreased to 13.4% in 1999 from 13.7% in 1998 as a result of the larger revenue base. As part of the Company's acquisition program, many administrative functions are centralized allowing for SG&A costs to increase at a slower level than the rate of revenue growth. As a percentage of revenues, SG&A increased to 13.7% for the year ended December 31, 1998 from 9.2% for the period ended December 31, 1997. The increase was attributable to the investment in corporate overhead to support the planned growth in revenues.

Gain on sale of fixed assets

      During 1999, a fire destroyed one of the Company's combined material recycling and transfer station operating facilities. The Company's material recycling and other heavy equipment was insured for replacement cost and the Company has recognized a gain of $1.1 million on replacement of the destroyed assets.

Interest and financing expense

      In the year ended December 31, 1999, interest and financing expense increased 98.5% to $6,232 from $3,139 for the period ended in 1998. The overall increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowing to finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the Senior Debt from 7.0% in 1998 to 7.3% in 1999, and an increase in amortization of deferred financing costs. For the year ended December 31, 1998, interest and financing expense increased to $3,139 from $898 for the period ended December 31, 1997. The increase was a result of new debt incurred to complete acquisitions during 1998 and the inclusion of a full fiscal year of operations.

Income Taxes

      The effective income tax rate on income before minority interest during 1999 was 40.4% compared to 38.2% in 1998 and 41.7% in 1997. The increased rate over the prior year primarily related to the higher proportion of acquisitions in Canada, which has a higher tax rate than the United States. In addition, the prior year's effective tax rate was reduced by a higher proportion of losses and other benefits not previously recognized.

Financial Condition

      As of December 31, 1999 and 1998, the Company's capital consisted of:
($thousands)

--------------------------------------------------------------------------------------------------
                                           1999                      1998               Change
--------------------------------------------------------------------------------------------------
Long-term debt                      $ 86,349   56.3%          $ 54,583    61.7%       $ 31,766
Capital lease obligations              4,995    3.2              2,107     2.4           2,888
Deferred income taxes                  3,813    2.5              4,376     4.9            (563)
Redeemable and convertible
  stock                                    -     -              21,946    24.8         (21,946)
Stockholders' equity                  58,320   38.0              5,492     6.2          52,828
--------------------------------------------------------------------------------------------------

                                    $153,477  100.0%          $ 88,504   100.0%    $ 64,973
-------------------------------------------------------------------------------------------------

      The $31.8 million increase in long-term debt is primarily a result of the $62.9 million in borrowings since December 31, 1998 and includes approximately $45.7 million to finance acquisition activity and $6.9 million related to the redemption of redeemable common stock. The remainder of the borrowings related to working capital financing, capital expenditure requirements and repayments of subordinated debt. These increases were partly offset by repayments of $37.8 million, including $30.7 million of the net proceeds from the IPO, which were used to repay a portion of the Company's outstanding indebtedness under its Credit Facility. The remainder of the change primarily relates to the effect of foreign currency translation on long-term debt and the increase in long-term liabilities items related to acquisitions.

      The decrease in the redeemable stock relates to the combination of stock redeemed for cash, with the remainder due to the conversion to Common Shares upon the completion of the initial public offering ("IPO").

      Shareholders' equity increased by $52.8 million primarily as a result of $32.0 million in net after-tax proceeds from the IPO, $17.5 million on the conversion of redeemable stock and net earnings of $3.0 million.

Liquidity and Capital Resources

      The solid waste management business is capital intensive. The Company's capital requirements include acquisitions, working capital increases and fixed asset replacement. The Company plans to meet capital needs through various financial sources, including internally generated funds, debt and equity financing. As of December 31, 1999, adjusted working capital was $7.6 million, excluding the current portion of long-term debt and capital lease obligations. The Company's Loan Agreement permits, subject to covenant restrictions, borrowing to repay other outstanding debt. The Company generally applies the cash generated from its operations that remains available after satisfying working capital and capital expenditure requirements to reduce indebtedness under the Credit Facility and to minimize cash balances. Working capital requirements are financed from internally generated funds and bank borrowings.

      For the year ended December 31, 1999, net cash provided by operations was $6.0 million, compared to $3.9 million in the prior year. This increase was primarily due to the higher net income, partly offset by additional working capital requirements, including tax payments in the current year. Days sales outstanding was unchanged year over year at 45 days.

      For the year ended December 31, 1999, net cash used in investing activities was $50.1 million. Most of this was used to fund the cash portion of acquisitions of approximately $45.7 million. The remainder of the cash spending primarily relates to capital expenditures of $3.6 million (excluding capital lease additions of $3.7 million) and other assets. Capital expenditures for 2000 are expected to be approximately $12.0 million primarily for vehicle and equipment additions and replacements. The Company intends to continue to fund capital expenditures principally through internally generated funds, capital leases and borrowings under the Credit Facility. The net cash used in investing activities was $50.1 million, an increase of $13.7 million from the $36.4 million used in the prior year and was primarily due to the increased level of acquisition activity in the 1999 fiscal year.

      For the year ended December 31, 1999, net cash provided by financing activities was $44.4 million. This was provided primarily by net cash proceeds from the IPO of $30.7 million, and net borrowings of $25.1 million. Partly offsetting these cash inflows was cash used for the redemption of certain redeemable stock and other financing payments. Cash from financing activities increased by $13.1 million from the $31.3 million provided by financing activities in the 1998 fiscal year, primarily due to the increased requirements related to acquisition activity.

      The Company has a combined $110.0 million Credit and Term Loan Agreement ("Loan Agreement") with a syndicate of banks led by Bank of America N.A., as agent and United States agent, Bank of America Canada as Canadian agent and Canadian Imperial Bank of Commerce as syndication agent. As of December 31, 1999, approximately $72.8 million under the Loan Agreement was outstanding. The Loan Agreements is secured by all of the Company's assets, including the interest in the equity securities of the Company's subsidiaries. Of the $72.8 million outstanding, $44.8 million consisted of U.S. dollar loans bearing interest at 8.72% and $28.0 million consisted of Canadian dollar loans bearing interest at 7.27%. The Loan Agreement will terminate in November 2004. The Loan Agreement requires the Company to maintain fixed financial ratios and satisfy other predetermined requirements, such as a minimum net worth, a minimum interest coverage ratio, a maximum debt to EBITDA ratio and a maximum debt to proforma EBITDA ratio and imposes annual restrictions on capital expenditures. The Loan Agreement also restricts the Company's ability to incur or assume other debt or capital leases beyond a fixed amount and does not permit the payment of cash dividends. In addition, it requires the lenders' approval for acquisitions where the purchase price exceeds $10.0 million and for landfill acquisitions. As of December 31, 1999, an aggregate of up to $34.6 million was unused and available under the Credit Facility, after taking into account letters of credit of $2.6 million subject to the restrictions noted above.

Seasonality

      The Company's results of operations vary seasonally, with revenues typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The Company believes this seasonality can be attributed to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity. Second, some of the Company's operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Consequently, operating income is generally lower during the winter months. Finally, during the summer months, there are more tourists and part-time residents in certain of the Company's service areas, resulting in more residential and commercial collection business.

Inflation and prevailing economic conditions

      To date, inflation has not had a significant effect on the Company's operations. Consistent with industry practice, many of the Company's contracts provide for a pass-through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company believes, therefore, that it should be able to implement price increases to offset many cost increases resulting from inflation. However, competitive pressures may require the Company to absorb at lease part of these cost increases, particularly during periods of high inflation.

Impact of Year 2000

      In prior years, the Company provided information on the nature of progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, it experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with products, internal systems, or the products and services of third parties. The Company continues to monitor mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Risk Factors

      In addition to the factors discussed elsewhere in this document, the following factors may affect future results.

Highly Competitive Industry

      The Company operates in a highly competitive business environment. The Company's growth strategy and profitability is dependent on expanding its business through acquisitions and generating internal growth. The Company's ability to carry out its growth strategy may be limited by a number of factors, including the ones outlined below.

      The Company competes for acquisition candidates with other companies, some of which have significantly greater financial resources. Increased competition for acquisition candidates may result in fewer acquisition opportunities for the Company and less attractive acquisition terms, including increased purchase prices which could be beyond the Company's financial capability. If there are fewer acquisition opportunities, growth could be limited.

Acquisition Financing

      The Company expects to finance acquisitions through cash from operations, borrowings under credit facility and issuing shares of common stock to sellers of businesses. To the extent that the Company issues shares of its common stock as payment for acquisitions, a material decline in the market price of common stock over a long period of time could make the stock less attractive as payment for acquisitions. Therefore, the Company may not be able to acquire additional businesses using stock as payment, and using cash for acquisitions may reduce the funds available for other corporate purposes. Additionally, borrowing additional money may increase the Company's indebtedness to an unacceptable level or may require the Company to agree to financial covenants that limit its operational and financial flexibility.

Integration of Acquired Businesses

      The Company's growth and future financial performance is dependent on its ability to effectively combine the operations of acquired businesses into existing operations. The integration process may require changes in the operating methods and strategies of acquired businesses. Additionally, the integration of acquired businesses may divert management's attention from its day-to-day responsibilities. The Company also becomes responsible for liabilities of the acquired businesses that it may not have been discovered prior to their acquisition. Any difficulties encountered in the integration process could reduce the earnings generated from acquired businesses.

Managing Growth

      The Company's acquisition strategy, may create periods of rapid growth. Failure to expand operational and financial systems and controls, or to recruit and integrate appropriate personnel at a pace consistent with any rapid growth experienced would reduce its earnings. To manage growth effectively, the Company will need to continuously enhance management information systems and operational and financial systems and controls. The Company will also need to attract, train and retain additional senior managers, technical professionals and other employees.

Foreign Exchange Exposure

      For the year ended December 31, 1999, 73.8% of the Company's revenue was derived from operations in Canada. All of the Company's Canadian revenue and a substantial majority of its Canadian expenditures are transacted in Canadian dollars. Since the Company reports its result in U.S. dollars, revenue, expenses and earning generated by Canadian operations will be negatively affected if the value of the Canadian dollar declines compared to the U.S. dollar. If the Company expands further in the United States, it is anticipated that the impact of the variability of Canadian/United States dollar exchange rates will be less pronounced in the future.

Regulatory Approval to Expand Landfills/Obtain Cost Effective Disposal Rates

      The Company may not be able to obtain or expand landfill sites or enter into agreements which will give it long-term access to landfill sites in some markets. The resulting increased costs could reduce earnings. As at March 20, 2000 the Company owns one landfill, and operates two landfills under an agreement with a Canadian municipality which holds the permits for the two landfills. The Company's ability to meet its growth objectives may depend in part on its ability to acquire, lease or expand landfills, develop new landfill sites or enter into agreements which will give it long-term access to landfill sites in its markets. In some areas in which the Company operates, suitable land for new sites or expansion of existing landfill sites may be unavailable. Permits to expand landfills are often not approved until the remaining permitted disposal capacity of a landfill is very low. If the Company were to exhaust permitted capacity at a landfill, its ability to expand internally could be limited, and it could be required to cap and close that landfill and forced to dispose of collected waste at more distant landfills or at landfills operated by competitors or other third parties.

Undisclosed/Unknown Liabilities

      With the acquisition of its first landfill, the Company may have material financial obligations to pay closure and post-closure costs. Operating contracts may also require the Company to pay all, or some part of, closure and post closure costs. The Company's obligations to pay closure or post-closure costs for landfills acquired could exceed its reserves or accruals for these costs.

      The Company is subject to liability for environmental damage at solid waste facilities that it owns or operates, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water and the costs of this liability can be very substantial. An uninsured claim against the Company, if successful and of sufficient magnitude, could increase its costs and liabilities to an unacceptable level. The Company's potential liability may include damage resulting from conditions existing before it purchased or operated these facilities. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances that it or its predecessors arranged to transport, treat or dispose of at other locations.

      In addition, the Company may be held legally responsible for liabilities as a successor owner of businesses that it acquires or has acquired. These businesses may have liabilities that the Company fails or is unable to discover, including liabilities arising from noncompliance with environmental laws by prior owners.

      The Company's insurance program may not cover all liabilities associated with environmental cleanup or remediation.

Subsequent Events

      Refer to Note 15 of the 1999 Notes to the Consolidated Financial Statements which is incorporated by reference, for events subsequent to December 31, 1999.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

-------------------------------------------------------------------------------

      In November 1999, the Company entered into a cross-swap transaction (the "Cross-Swap") with the Bank of America. Under the Cross-Swap, which is effective through November 2004, the Company has effectively converted US$25.0 million of the term loan into a C$36.725 million loan. The interest rate on the debt has also been converted from a United States dollar libor interest rate basis into a Canadian dollar bankers acceptance interest rate basis. The Company receives a floating US$ libor interest rate less applicable margin and pays a floating C$ bankers acceptance interest rate throughout the term of the Cross-Swap.

      The Company is exposed to cash flow risk due to changes in the Canadian/United States dollar exchange rate.

      The table below provides information about the Company's interest sensitive financial instruments and constitutes a "forward-looking statement". The Company's interest rate risk exposure is to changing interest rates in the United States and Canada and in fluctuations in both US libor and Canadian bankers acceptance rates. The Company intends to manage interest rate risk through the use of a combination of fixed and floating debt and derivative instruments.

      Under the terms of the Loan Agreement, the Company is required, prior to the end of the second quarter of its 2000 fiscal year, to effectively fix or cap interest rates on not less than $25.0 million of debt under the Loan Agreement. As at December 31, 1999 no interest rate agreements had been entered into.

      All items described below are non-trading and are as at December 31, 1999.

-----------------------------------------------------------------------
  Expected Maturity Date       Variable
                              Rate Debt
                                   $                    %
-----------------------------------------------------------------------

               2002             3,100                  4.2%
               2003             3,100                  4.2%
               2004            67,000                 91.6%

-----------------------------------------------------------------------
    Total                      73,200                100.0%
-----------------------------------------------------------------------

            The fair value of variable rate debt approximates the carrying value since interest rates are variable and therefore approximate current market rates.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-------------------------------------------------------------------------------

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENT

Capital Environmental Resource Inc.

       Report of PricewaterhouseCoopers LLP, Independent Auditors.......... 40

       Consolidated Balance Sheets......................................... 41

       Consolidated Statements of Operations and Comprehensive Income...... 43

       Consolidated Statements of Cash Flows............................... 44

       Consolidated Statements of Stockholders' Equity .................... 45

       Notes to Consolidated Financial Statements.......................... 46

Western Waste Services Inc.

       Report of Coopers & Lybrand, Independent Auditors................... 67

       Consolidated Balance Sheets......................................... 68

       Consolidated Statements of Operations and Comprehensive Loss........ 70

       Consolidated Statements of Stockholder's Deficit.................... 71

       Consolidated Statements of Cash Flows............................... 72

       Notes to Consolidated Financial Statements.......................... 73

                         Report of Independent Auditors

To the Stockholders of
Capital Environmental Resource Inc.

      We have audited the consolidated balance sheets of Capital Environmental Resource Inc. (the "Company") as at December 31, 1999 and 1998 and the consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for the years ended December 31, 1999 and 1998 and for the period from May 23, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from May 23, 1997 to December 31, 1997, in accordance with generally accepted accounting principles in the United States.

Toronto, Canada                                      PricewaterhouseCoopers LLP
February 29, 2000                                         Chartered Accountants

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In thousands of U.S. dollars)


                                                                       December 31    December 31
                                                                          1999           1998
                                                                      -------------  -----------
                                               ASSETS
Current assets
  Cash and cash equivalents                                                $ 1,398    $  1,060

  Accounts receivable - trade (net of allowance for doubtful
    accounts of $331; 1998 - $761)                                          14,655       8,424

  Prepaid expenses and other assets (Note 14)                                3,724       1,266

  Employee loans                                                               471         190
                                                                      -------------  -----------

Total current assets                                                        20,248      10,940

Property and equipment, net (Note 3)                                        40,692      25,909
Goodwill                                                                    95,654      54,430

Other intangibles and non-current assets                                     5,358       3,231

Deferred income taxes (Note 10)                                              4,175       2,818

Deferred public offering costs                                                   -       1,009
                                                                      -------------  -----------
Total assets                                                              $166,127    $ 98,337
                                                                      -------------  -----------

          See accompanying Notes to Consolidated Financial Statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In thousands of U.S. dollars)

                                                                           December 31   December 31
                                                                               1999          1998
                                                                           -----------  ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

  Accounts payable                                                             $ 3,869      $ 3,187

  Accrued expenses and other current liabilities (Note 4)                        8,181        4,848

  Accrued purchase liabilities (Note 2)                                            600        1,798

  Current portion of long-term debt (Note 5)                                    12,123        1,594

  Current portion of capital lease obligations (Note 6)                          1,022          507
                                                                           -----------  ------------

Total current liabilities                                                       25,795       11,934

Long-term debt  (Note 5)                                                        74,226       52,989

Capital lease obligations (Note 6)                                               3,973        1,600

Deferred income taxes (Note 10)                                                  3,813        4,376
                                                                           -----------  ------------

                                                                               107,807       70,899
                                                                           -----------  ------------
Redeemable and convertible stock (Note 8)                                            -       21,946
                                                                           -----------  ------------
Commitments and contingencies (Note 6)

Stockholders' Equity
Common Stock: unlimited stock without par value
  authorized; 7,196,627 issued and outstanding (1998 -
  1,993,758) (Note 9)                                                          57,066         7,528

  Accumulated other comprehensive loss                                            (890)      (1,157)

  Retained earnings (deficit)                                                    2,144         (879)
                                                                           ----------  ------------

Total stockholders' equity                                                      58,320        5,492
                                                                           ----------  ------------
Total liabilities and stockholders' equity                                   $ 166,127     $ 98,337
                                                                           ----------  ------------

          See accompanying Notes to Consolidated Financial Statements

                       CAPITAL ENVIORNMENTAL RESOURCE INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         (In thousands of U.S. dollars)

                                            STATEMENTS OF OPERATIONS

                                                                                  Year Ended         Inception (May 23)
                                                                                 December 31            to December 31
                                                                       ----------------------------  ------------------
                                                                            1999             1998         1997
                                                                       ---------------   ----------  ------------------
Revenues                                                                $    97,551    $    62,056    $    15,089

Operating expenses:

  Cost of operations                                                         66,091         43,002         10,676

  Depreciation and amortization                                               8,134          4,890          1,154

  Selling, general and administrative                                        13,118          8,490          1,389

  Gain on fixed assets (Note 14)                                             (1,100)            --             --

  Start-up, integration and transition costs (Note 2)                            --            602          4,325
                                                                        -----------    -----------    -----------

Income (loss) from operations                                                11,308          5,072         (2,455)

  Interest and financing expense                                             (6,232)        (3,139)          (898)
                                                                        -----------    -----------    -----------

Income (loss) before income taxes and minority
   interest                                                                   5,076          1,933         (3,353)

  Income tax (provision) benefit (Note 10)                                   (2,053)          (740)         1,398

  Minority interest                                                              --             --           (117)
                                                                        -----------    -----------    -----------

Net income (loss)                                                       $     3,023    $     1,193    $    (2,072)
                                                                        -----------    -----------    -----------

Basic net income (loss) per common share (Note 11)                      $      0.60    $      0.52    $     (1.51)
                                                                        -----------    -----------    -----------

Diluted net income (loss) per common share (Note 11)                    $      0.51    $      0.29    $     (1.51)
                                                                        -----------    -----------    -----------

Weighted average number of common shares outstanding (Note 11)

  Basic                                                                   5,068,607      2,304,847      1,374,220
                                                                        -----------    -----------    -----------

  Diluted                                                                 5,976,659      4,174,172      1,374,220
                                                                        -----------    -----------    -----------

                               STATEMENTS OF COMPREHENSIVE INCOME

Net income (loss)                                                           $ 3,023        $ 1,193        $(2,072)
  Other comprehensive income (loss) - Foreign currency
     translation adjustments                                                    267         (1,006)          (151)
                                                                        -----------    -----------    -----------
Comprehensive income (loss)                                                 $ 3,290        $   187        $(2,223)
                                                                        -----------    -----------    -----------

          See accompanying Notes to Consolidated Financial Statements

                       CAPITAL ENVIORNMENTAL RESOURCE INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)

                                                                                                                        Period from
                                                                                                                          Inception
                                                                                              Year Ended                (May 23) to
                                                                                               December 31              December 31
                                                                                         ------------------------------------------
                                                                                          1999              1998             1997
                                                                                         ------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                    $  3,023         $  1,193         $ (2,072)
    Adjustments to reconcile net income (loss) to net cash flows from operating activities -
       Depreciation and amortization                                                        8,134            4,890            1,154
       Gain on fixed assets (Note 14)                                                      (1,100)              --               --
       Deferred income taxes                                                                  645              540           (1,443)
       Net gain on disposal of property, plant and equipment                                  (99)            (205)             (19)
       Absorption of acquisition and transition costs                                          --               --            4,055
       Other                                                                                  375               --              127
    Changes in operating assets and liabilities, net of effect of acquisitions and divestitures -
       Accounts receivable - trade, net                                                    (2,285)             513           (3,545)
       Prepaid expenses and other current assets                                             (660)           1,091           (1,488)
       Accounts payable                                                                    (1,665)          (3,743)           1,414
       Accrued expenses and other current liabilities                                         680             (372)           2,263
       Income and other taxes                                                              (1,073)              --              721
                                                                                         --------         --------         --------
                                                                                            5,975            3,907            1,167
                                                                                         --------         --------         --------
Cash flows from investing activities:
      Acquisition of businesses, net of cash acquired                                     (45,653)         (33,670)             653
      Capital expenditures                                                                 (3,562)          (3,710)         (13,318)
      Proceeds from disposal of property and equipment                                        497            1,090              133
      Net loans and advances to employees                                                    (269)            (107)            (123)
      Other                                                                                (1,084)              22              126
                                                                                         --------         --------         --------
                                                                                          (50,071)         (36,375)         (12,529)
                                                                                         --------         --------         --------
Cash flows from financing activities:
      Proceeds from issuance of long-term debt                                             62,868           27,312           26,249
      Principal payments on long-term debt                                                (37,807)          (1,350)         (17,909)
      Repayment of capital lease liability                                                 (1,230)            (287)              (3)
      Net proceeds from issuance of common stock                                           30,670            6,729               89
      Issuance (redemption) of redeemable and convertible stock
        (Note 8)                                                                           (6,900)              --            5,748
      Debt issuance costs                                                                  (3,222)             (91)            (256)
      Deferred public offering costs                                                           --           (1,009)              --
                                                                                         --------         --------         --------
                                                                                           44,379           31,304           13,918
                                                                                         --------         --------         --------
Effect of exchange rate changes on cash and cash
      equivalents                                                                              55             (249)             (83)
                                                                                         --------         --------         --------

Increase (decrease) in cash and cash equivalents                                              338           (1,413)           2,473

Cash and cash equivalents at beginning of period                                            1,060            2,473               --
                                                                                         --------         --------         --------

Cash and cash equivalents at end of period                                               $  1,398         $  1,060         $  2,473
                                                                                         --------         --------         --------

          See accompanying Notes to Consolidated Financial Statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands of U.S. dollars)

                                                                                     Accumulated                        Total
                                                              Common stock              other         Retained      stockholders'
                                                      --------------------------    comprehensive     earnings         equity
                                                         Shares           Amount         loss         (deficit)       (deficit)
                                                      -----------      ---------      ---------    -------------    ---------
Balance at inception (May 23, 1997)                            --      $      --      $      --       $      --       $      --

Issuance of common stock                                1,427,774            799             --              --             799

Foreign currency translation adjustments                       --             --           (151)             --            (151)

Net loss                                                       --             --             --          (2,072)         (2,072)
                                                        ---------      ---------      ---------       ---------       ---------

Balance at December 31, 1997                            1,427,774            799           (151)         (2,072)         (1,424)

Issuance of common stock                                  565,984          6,729             --              --           6,729

Foreign currency translation adjustments                       --             --         (1,006)             --          (1,006)

Net income                                                     --             --             --           1,193           1,193
                                                        ---------      ---------      ---------       ---------       ---------

Balance at December 31, 1998                            1,993,758          7,528         (1,157)           (879)          5,492

Issuance of common stock, net of costs                  3,193,334         32,085             --              --          32,085

Conversion of redeemable and
  convertible stock                                     1,978,763         17,453             --              --          17,453

Exercise of stock warrants                                 30,772             --             --              --              --

Foreign currency translation adjustments                       --             --            267              --             267

Net income                                                     --             --             --           3,023           3,023
                                                        ---------      ---------      ---------       ---------       ---------

Balance at December 31, 1999                            7,196,627      $  57,066      $    (890)      $   2,144       $  58,320
                                                        ---------      ---------      ---------       ---------       ---------

          See accompanying Notes to Consolidated Financial Statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

1.  Organization, Business and Summary of Significant Accounting Policies

Organization and business

      Capital Environmental Resource Inc. (the "Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in secondary markets in Canada and the Northern United States. The Company's operations are currently organized into service areas within two geographic territories: Canada (currently comprised of Eastern, Southwestern, Mid and Northern Ontario, Alberta and British Columbia) and the United States (Western New York and Central New York/Pennsylvania). At December 31, 1999, the Company operated 11 transfer stations, 7 material recycling facilities and operated, but did not own, two municipal landfills under term contracts.

      The Company was incorporated in the Province of Ontario, Canada on May 23, 1997 in order to take advantage of consolidation opportunities in the solid waste services industry in Canada and the United States. On June 6, 1997, the Company consummated: (i) the acquisition (the "Canadian Waste Acquisition") of a series of diverse, geographically dispersed assets from Canadian Waste Services Inc. ("Canadian Waste"), a wholly owned subsidiary of USA Waste Services Inc. ("USA Waste"); and (ii) the acquisition (the "Western Acquisition") of 50% of the common stock of Western Waste Service Inc. ("Western Waste") from USA Waste. The Canadian Waste assets included the right to provide selected services under municipal and individual customer contracts in eight markets in Ontario, Alberta and British Columbia. In addition, the Company acquired a transfer station and certain trucks, containers, office and parking space and the right to use certain of Canadian Waste's owned or controlled disposal facilities. The Western Acquisition provided the Company with additional collection operations and materials recovery facilities in eight markets in Alberta and British Columbia. The Company subsequently transferred certain of its newly purchased Canadian Waste assets to Western Waste in exchange for an additional 16.67% of the outstanding common stock of Western Waste and thereby acquired a 66.67% controlling majority stake in Western Waste. On November 1, 1997, Capital Environmental purchased the remaining 33.33% of the outstanding common stock of Western Waste in exchange for cash consideration and 400,000 shares of Class "B" Special stock. During 1998 and 1999, the Company has continued its growth with a series of business acquisitions in both Canada and the United States (Note 2).

Basis of presentation

      The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States. All financial information presented herein is in thousands of U.S. dollars except share and per share data. All references to "dollars" or "$" mean U.S. dollars and "C$" mean Canadian dollars.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All business acquisitions since the Company's inception have been accounted for using the purchase method of accounting and the results of operations of these businesses are included in the consolidated financial statements from their effective date of acquisition.

      Assets and liabilities are reported in United States dollars. Assets and liabilities of Canadian operations have been translated from Canadian dollars to United States dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars to United States dollars at the weighted average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations are reported as a separate component of stockholders' equity and are included in comprehensive income.

Business combinations and acquisitions

      The Company has used the purchase method of accounting since inception to account for all business combinations and acquisitions. The Company allocates the cost of the acquired business to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. The Company does not believe potential deviations between its fair value estimates and actual fair values will be material.

      In certain business combinations and acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired business of certain negotiated goals, such as targeted cash flow levels. Contingent payments, when determinable, are recorded as purchase price adjustments.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

      Cash and cash equivalents are defined as cash and short-term highly liquid deposits with maturity dates of less than 90 days.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

Concentration of credit risk

      Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents only with high credit quality financial institutions. The Company's trade accounts receivables are not subject to a concentration of credit risk. The Company's customers are diversified as to both geographic and industry concentrations. The Company maintains an allowance for losses based on the expected collectibility of the accounts. Credit losses have been within management's expectations.

Property and equipment

      Property and equipment are recorded at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. Gains and losses resulting from property or equipment retirements or disposals are credited or charged to cost of operations in the year of disposal. Depreciation is computed over the estimated useful lives using the straight-line method estimated as follows:

Buildings.....................................................  10 to 25 years
Vehicles......................................................        10 years
Containers, compactors and recycling equipment................   5 to 12 years
Furniture, fixtures and other office equipment and leaseholds.   3 to  5 years

            During 1998, the Company reduced the maximum estimated life of container equipment from 20 years to 12 years. This change was accounted for prospectively commencing January 1, 1998, resulting in a decrease in net income and net income per share of $150 and $0.06, respectively in 1998.

Goodwill

            Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets of acquired businesses, and is amortized on a straight-line basis over the period of expected benefit of 40 years. Accumulated amortization was $3,528 and $1,568 at December 31, 1999 and 1998, respectively.

            Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value of the related goodwill, the Company will re-evaluate the remaining useful life of goodwill and make adjustments, if necessary. The carrying value would be reduced to the estimated fair value if it becomes probable that the Company's best estimate for expected future undiscounted cash flows of the business would be less than the carrying amount.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

Other intangibles and non-current assets

      Other intangibles and non-current assets include disposal agreements, significant municipal customer contracts and non-compete agreements related to acquisitions and deferred financing costs and are recorded at their cost less accumulated amortization. Amortization is charged on a straight-line basis over the life of the contracts or agreements, which range from 3 to 10 years. Accumulated amortization was $2,247 and $912 at December 31, 1999 and 1998, respectively.

Fair value of financial instruments

      The book values of the cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to the short-term nature of these instruments. The Company's debt instruments that are outstanding as at December 31, 1999 have carrying values that approximate their respective fair values based on the current rate offered to the Company for debt with similar market risk and maturities. See Note 5 for the terms and carrying values of the Company's various debt instruments.

Derivative financial instruments

      From time to time, the Company uses derivatives to manage interest rate and currency risk. The Company's policy is to use derivatives for risk management purposes only, and it does not enter into such contracts for trading purposes. The Company enters into derivatives only with high credit quality financial institutions.

      Instruments accounted for as hedges must be effective at managing risk associated with the exposure being hedged and must be designated as a hedge at the inception of the hedge contract. Accordingly, changes in market values or cash flows of hedge instruments must have a high degree of inverse correlation with changes in market values or cash flows of the underlying hedged items. Under hedge accounting treatment, current period income is not affected by the increase or decrease in the fair market value of derivative instruments as these instruments are not reflected in the financial statements at fair market value. Early termination of a hedging instrument does not result in recognition of immediate gain or loss except in those cases when the debt instruments to which a contract is specifically linked is terminated.

Environmental costs

      The Company accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the Statement of Position 96-1 ("SOP 96-1") "Environmental Remediation Liabilities".

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

Accrued closure and post-closure costs

      As of December 31, 1999, the Company did not own any landfills, and accordingly, does not accrue for estimated landfill closure and post-closure costs. On February 3, 2000, the Company acquired the Paintearth landfill located in Coronation, Alberta (See Note 15). Accrued closure and post-closure costs will represent an estimate of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills owned by the Company. Site specific closure and post-closure engineering cost estimates will be prepared for landfills owned by the Company for which it is responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on an annual update, will be accounted for on a prospective basis. The present value of estimated future costs are accrued based on accepted tonnage as permitted landfill airspace is consumed. The Company will estimate the amounts and timing of payments related to closure and post-closure costs and will discount these future costs.

Revenue recognition

      The Company recognizes revenue when waste removal services are provided. Amounts billed to customers, prior to providing the related services, are deferred and reported as revenues in the period in which the services are rendered. Long-term service contracts are reviewed on a regular basis for losses. Full provision for anticipated losses is made in the period when the likelihood of a loss has been established.

Income taxes

      The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. Deferred tax assets include tax loss and credit carry forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net income (loss) per share information

      Earnings (loss) per share have been computed in accordance with the statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

      Basic earnings per share are calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the dilution that would occur if the dilutive securities and other contracts to issue common stock were exercised or converted into common stock at the beginning of the period.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

Deferred financing costs and initial public offering costs

      Costs associated with arranging the Company's Term and Credit Facility Agreements have been deferred and are being written off over the term of the debt. Costs associated with the Company's initial public offering were deferred until the offering was completed, at which time they were netted against the proceeds raised.

Minority interest

      The minority interest share of earnings represents the non-controlling interest of 33.33% that existed in the earning of Western Waste from June 6, 1997 to October 31, 1997.

New accounting pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and disclosure standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 until fiscal periods beginning after June 15, 2000. The Company is currently evaluating the potential impact of SFAS No. 133 on its future results of operations and financial position.

Reclassifications

      Certain 1998 and 1997 financial statement amounts have been reclassified to conform with the 1999 presentation.

2. Business Combinations and Asset Acquisitions

      During the periods ended December 31, 1999, 1998 and 1997, the Company acquired 19, 16 and 4 non-hazardous, solid waste operations respectively. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting and include the following:

-------------------------------------------------------------------------------
                                               1999        1998        1997
-------------------------------------------------------------------------------

Net current assets (liabilities)              $ (722)    $(1,731)    $(8,447)
Property and equipment                        11,712       6,775      11,290
Goodwill and other intangibles                37,575      40,080      19,327
-------------------------------------------------------------------------------
Total assets acquired                         48,565      45,124      22,170
Less:  long-term deferred obligations          1,418       1,108         229
       deferred taxes                            563         290       2,183
-------------------------------------------------------------------------------
Net cost of acquisition                     $ 46,584    $ 43,726    $ 19,758
-------------------------------------------------------------------------------

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      Purchase price allocations for certain of the 1999 acquisitions have not been finalized, pending receipt of valuations and other information. The acquisitions were financed as follows:

--------------------------------------------------------------------------------
                                            1999        1998         1997
--------------------------------------------------------------------------------
Cash                                        $ 45,667      $ 32,550        $ 788
Long-term debt assumed                           851         2,298        9,642
Class "B" Special Stock                            -             -        7,455
Class "B" Special Stock dividend                   -             -        1,075
Common stock and common stock options             66           135          798
Redeemable common stock                            -         8,743            -
--------------------------------------------------------------------------------
                                            $ 46,584      $ 43,726     $ 19,758
--------------------------------------------------------------------------------

      Certain purchase agreements contain contingent purchase consideration. When there is certainty regarding the amount and timing of the contingency, a liability is recorded and the amount is treated as additional purchase consideration in the period where the amount is determined to be payable. As at December 31, 1999, $600 (1998 - $1,798) was accrued as additional consideration payable, both amounts related to 1998 acquisitions.

      Between June 6, 1997 and August 1, 1997, the Company acquired a series of geographically dispersed assets and certain transition services from Canadian Waste in Ontario, British Columbia and Alberta in connection with a sale mandated by the Competition Bureau of Canada (the "Competition Bureau"). The assets acquired included certain fixed assets (such as trucks, containers, facilities and equipment), as well as a list of customers which the Company could solicit to provide selected services (collectively, the "Canadian Waste Assets"). The Company also received certain transition services and the right to share use of certain Canadian Waste facilities during a transition period, which expired December 31, 1997. While many of the customers were under short-term contracts with Canadian Waste that did not provide for automatic transfer or assignment, the transaction was structured such that, in the opinion of the Competition Bureau, the Company acquired a sufficient market position to provide adequate long-term competition to Canadian Waste.

      Consideration for the Canadian Waste Assets and transition license included $11,340, in the form of a note payable of $10,980, due June 6, 2000, bearing interest at 6.75% and cash consideration of $360. Tangible assets represented $7,285 of the purchase price and no liabilities were assumed in the transaction. The Company allocated a portion of the consideration paid to property and equipment based upon the estimated fair market value of the assets acquired. The balance of the purchase cost of $4,055 was allocated to the customer lists and transition services acquired in the transaction. The Company did not allocate any portion of the consideration to goodwill, as the transaction did not constitute the acquisition of a "business".

      Due to the nature of the rights and the limited number of assignable contracts acquired and the fact that the Company was required to negotiate new service contracts with substantially all of the customers whose contracts it acquired, as well as the term of the transition license, the Company has amortized the acquisition and transition services costs of $4,055 over the period from the acquisition date to December 31, 1997.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      The following unaudited condensed pro forma consolidated statement of operations information shows the results of the Company's operations for the periods ended December 31, 1999 and 1998 as if the acquisitions in 1999 and 1998 had occurred at January 1, 1998:

--------------------------------------------------------------------------------
(unaudited)                                                1999          1998
--------------------------------------------------------------------------------
Statement of Operations Data:
  Revenue                                              $  110,325     $  106,059
  Income from operations                                   13,235         10,612
  Net income                                                3,315          2,230

  Basic net income per common share                    $     0.65     $     0.88
  Diluted net income per common share                  $     0.55     $     0.51

Proforma weighted average number of shares:
  Basic                                                 5,069,446      2,527,073
  Fully diluted                                         5,977,498      4,396,399
--------------------------------------------------------------------------------

      These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1998, or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

3. Property and Equipment

      Property and equipment consists of the following as at December 31, 1999 and 1998:

-------------------------------------------------------------------------------------------
                                                                       1999          1998
-------------------------------------------------------------------------------------------
Land and buildings                                                  $   1,073       $ 1,169
Vehicles                                                               25,956        15,112
Containers, compactors and recycling equipment                         19,733        12,410
Furniture, fixtures and other office equipment and leaseholds           2,638           957
-------------------------------------------------------------------------------------------
Total property and equipment                                           49,400        29,648
Less:  Accumulated depreciation                                         8,708         3,739
-------------------------------------------------------------------------------------------
Property and equipment, net                                           $40,692       $25,909
-------------------------------------------------------------------------------------------

      Included in property and equipment at December 31, 1999 are assets held under capital leases with a cost of $5,799 (1998 - $2,112) and accumulated depreciation of $574 (1998 - $71).

      Depreciation expense for the period ended December 31, 1999 was $5,214 (1998 - $2,878; 1997 - $861).

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

4.  Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities consist of the following as at December 31:

--------------------------------------------------------------------------------------------------
                                                                               1999           1998
--------------------------------------------------------------------------------------------------
Accrued employee and subcontractor costs                                    $ 1,285         $  793
Accrued disposal fees                                                         2,199          1,202
Other accrued expenses and current liabilities                                4,697          2,853
--------------------------------------------------------------------------------------------------
                                                                            $ 8,181        $ 4,848
--------------------------------------------------------------------------------------------------

 5.  Long Term Debt

Long-term debt at December 31, 1999 and 1998 consists of the following:

----------------------------------------------------------------------------------------------------
                                                                               1999           1998
----------------------------------------------------------------------------------------------------
Senior debt                                                                  $ 72,763       $ 41,701
Subordinated Promissory notes payable, bearing interest at 6.75%,
  due June 6, 2000                                                             10,850         11,528
Subordinated Promissory notes payable, bearing interest at 9.5%,
  repaid during 1999                                                                -            479
Other subordinated promissory notes payable                                       521              -

Other long-term debt                                                            2,215            875
----------------------------------------------------------------------------------------------------
                                                                               86,349         54,583
Less:  Current portion                                                         12,123          1,594
----------------------------------------------------------------------------------------------------
                                                                             $ 74,226        $52,989
----------------------------------------------------------------------------------------------------

      On January 29, 1999, the Company amended its Credit Facility to increase its available credit to $65.0 million from C$67.5 million ($44.1 million at December 31, 1998). The Company used the proceeds of its amended Credit Facility to redeem common stock issued to the sellers of Rubbish Removal Inc., to make permitted acquisitions for capital expenditures, to issue standby letters of credit and for general corporate purposes. On November 26, 1999, the Company further amended its Credit Facility to increase its available credit to $85.0 million. The Credit Facility matures in November 2004. Also on November 26, 1999, the Company entered into a Term Loan for $25.0 million. The Term Loan has principal repayments on November 26, 2002, 2003 and 2004 of $3.1, $3.1 and $18.8 million respectively.

      Both the Credit Facility and the Term Loan (the "Senior Debt") may be used for acquisitions, working capital and other general corporate purposes. The Senior Debt is collateralized by an interest in the real property of the Company, an interest in all of the present and future personal property of the Company, an assignment of all present and future property insurance of the Company, an assignment of all material contracts of the Company, the equity securities of the Company's subsidiaries and a general security interest in all of the assets of the Company.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      The Senior Debt contains certain covenants and restrictions regarding, among other things, minimum equity requirements, capital expenditures, consolidated earnings before interest, depreciation, and taxes and maximum leverage requirements. The Company is not permitted to pay cash dividends on its capital stock while the Senior Debt agreement remains in force. Under certain circumstances the lender's approval may be required for acquisitions of businesses. The terms of the Company's Senior Debt also requires the Company to obtain the consent of the lending banks prior to consummating acquisitions of other businesses for total consideration (including all liabilities assumed) in excess of $10.0 million.

      At December 31, 1999, the Company had, subject to the covenants and restrictions described in the preceding paragraph and including letters of credit, up to $34.6 million of unused availability under the Senior Debt. The weighted average rate of interest on the Senior Debt for the year ended December 31, 1999 was 7.3% (1998 - 7.0%).

      The 6.75% promissory notes are unsecured. The holders thereof have entered into postponement and subordination agreements with the syndicate under the Senior Debt.

      The aggregate annual principal repayments required in respect of long-term debt as at December 31, 1999 are as follows:

2000............................................................. $12,123
2001.............................................................     385
2002.............................................................   3,326
2003.............................................................   3,261
2004.............................................................  66,669
Thereafter.......................................................     585
                                                                 --------
                                                                  $86,349
                                                                 --------

      Deferred debt issue costs at December 31, 1999 and 1998 were $2,931 and $234, respectively.

6. Commitments and Contingencies

a) Leases

      The following is a schedule of future minimum lease payments, at December 31, 1999:

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

                                                                                   Operating   Capital
                                                                                  ----------   ----------
2000............................................................................    $  1,819    $ 1,423
2001............................................................................       1,572      1,304
2002............................................................................       1,301      1,264
2003............................................................................         983      1,429
2004............................................................................         676        639
Thereafter......................................................................       1,084          4
                                                                                  ----------   ----------
                                                                                    $ 7,435       6,063
                                                                                  ----------
Less:  amount representing interest.............................................                 (1,068)
                                                                                               ----------
                                                                                                  4,995
Less:  current portion of capital lease obligations.............................                 (1,022)
                                                                                               ----------
Long-term capital lease obligations.............................................                $ 3,973
                                                                                               ----------

      Total rent expense, under operating leases charged to operations, was approximately $1,583 for the period ended December 31, 1999 (1998 - $932, 1997 - $241).

      The Company leases certain heavy equipment and hauling vehicles under leases that qualify for treatment as capital leases. The assets related to these leases have been capitalized and are included in property and equipment.

      b) Performance bonds and letters of credit

      Municipal solid waste services contracts, permits and licenses to operate transfer stations and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 1999, the Company had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $8,028 (1998 - $6,982), to collateralize its obligations. If the Company was unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, it could be precluded from entering into additional municipal solid waste services contracts or obtaining or retaining landfill, transfer station, recycling facility or operating permits and licenses.

      c) Environmental risks

            The Company is subject to liability for environmental damage that its solid waste facilities may cause, including damage to neighbouring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation; treatment or disposal was arranged by the Company or its predecessors. Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company's financial condition, results of operations or cash flows. As at the date of these financial statements, the Company is not aware of any such environmental liabilities that would be material to the Company's operations or financial condition.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      d) Legal proceedings

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

      In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as at December 31, 1999, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

      On October 12, 1999, Lynn Bishop and L&S Bishop Enterprises Inc. (collectively "Bishop") commenced an action against the Company, Capital Environmental Alberta Inc. and Tony Busseri, the Chairman of the Company, in which Bishop claims damages in the aggregate amount of approximately $7.4 million. The claim includes $2.1 million for alleged wrongful termination, $5.3 million for misrepresentations allegedly made in connection with the Share Purchase Agreement, dated as of November 1, 1997, among Lynn Bishop, L&S Bishop Enterprises Inc., the Company and Western Waste Services Inc. (the "Share Purchase Agreement"), as well as $0.3 million for punitive damages. The Company believes that Bishop's claims are wholly without merit, and that Lynn Bishop's employment was terminated for just cause and that it has no further obligation to Bishop beyond the contingent payment described in Note 6 (e). The Company is defending the claim and has issued a counterclaim against Bishop, and does not believe the outcome will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows. Accordingly, the Company has not made a provision for this claim in its financial statements.

      e) Contingent payment related to acquisitions

      In connection with the acquisition of Western Waste from L&S Bishop Enterprises ("L&S"), the Company may have to make an additional payment to L&S. L&S may elect to sell up to 112,323 shares in the future and if, at that time, the price of the Common Stock is less than C$21.67 per share the Company will have to make up the shortfall. This agreement was subject to a 180-day lock-up agreement, which expired on December 8, 1999.

      The Company has since been advised that L & S has sold the aforementioned shares resulting in a shortfall of approximately $1 million however, in view of the litigation referred to in Note 6 (d) challenging the Share Purchase Agreement, the obligation of the Company, if any, will not be recorded until the litigation is settled.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

7. Derivative Financial Instruments

      Concurrent with the amendment and restatement of the Term Loan, as described in Note 5, the Company was required to enter into a foreign exchange/interest rate cross swap agreement to reduce its exposure to fluctuations in exchange rate changes between the Canadian and United States dollars. The transaction effectively converts the Term Loan from a United States dollar denominated United States LIBOR interest rate based loan into a Canadian dollar denominated Canadian Bankers Acceptance interest rate based loan. As at December 31, 1999, this instrument effectively converted the Term Loan into a C$36,725 loan bearing interest at the Canadian Bankers Acceptance interest rate.

      The cross swap agreement is structured to hedge the principal amount outstanding under the life of the Term Loan agreement. The fair value of the cross swap agreement as at December 31, 1999, was $357, which reflects the estimated amount the Company would have to pay to terminate the cross swap agreement.

      Under the terms of the Loan Agreement, the Company is required, prior to the end of the second quarter of its 2000 fiscal year, to effectively fix or cap interest rates on not less than $25.0 million of debt under the Loan Agreement. As of December 31, 1999 no interest rate agreements had been entered into.

8. Redeemable and Convertible Stock

      a) Convertible Preference Stock

      On July 11, 1997, the Company issued 8,000 shares of redeemable convertible preference stock at a price of C$1,000 per share for net proceeds of $5,748 cash in a private placement. Each preference share was convertible at the option of the holder or automatically convertible into 138.47 Common Shares upon completion of a "qualifying initial public offering". On June 8, 1999, the convertible preference shares were converted into 1,107,750 Common Shares. No convertible preference stock remains authorized or outstanding as at December 31, 1999 (December 31, 1998 - 8,000).

      b) Class "B" Special Stock

      On November 1, 1997, the Company issued 400,000 redeemable convertible Class "B" Special shares valued at $7,455 in exchange for the remaining outstanding common stock of Western Waste. The Class B Special Stock was automatically convertible into Common Stock on completion of a "qualifying public offering". The holders could otherwise require the Company to redeem such shares at a specified price of C$21.67 per share. On June 8, 1999, the Class "B" Special Stock was converted into 484,645 Common Shares on completion of the initial public offering. In satisfaction of the shortfall of the price of the initial public offering, the Company paid the holder an additional $459. In addition, it agreed to pay the holder an additional payment if the holder elected to sell up to 112,323 shares in the future, based on the shortfall if the selling price is less than C$21.67 per share. No Class "B" Special Stock remains authorized or outstanding as at December 31, 1999 (December 1998 - 400,000).

      c) Redeemable Common Stock

      On January 2, 1998, in connection with a business acquisition, the Company issued 500,175 Redeemable Common Shares valued at $5,202. In February 1999, the Company redeemed the 500,175 shares for cash of $6,900. The excess of the redemption price over the value of the Redeemable Common Shares of $1,698 was accounted for as additional purchase consideration in fiscal 1998.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      On October 1, 1998, in connection with a business acquisition, the Company issued 280,240 Redeemable Common Shares valued at $3,541. The Common Shares were redeemable for $4,250 if an IPO was not completed by December 31, 1999. To the extent that the IPO price was less than $15.60 per share, the Company was obligated to issue additional Common Shares such that the value of the Common Stock at the date of the IPO was $4,250. On June 8, 1999, the Redeemable Common Shares were converted into 280,240 Common Shares and an additional 106,128 Common Shares were issued in satisfaction of the obligation (see Note 9(a)). No Redeemable Common Shares remains authorized or outstanding as at December 31, 1999 (December 31, 1998 - 780,415).

      d) Dividends

      On November 1, 1997, the Company declared a dividend of $1,050 on the outstanding Class "B" Special Stock. The Company was obligated to pay this dividend immediately prior to the successful completion of an initial public offering or the redemption of the shares of Class "B" Special Stock whichever occurred first. This dividend obligation had been offset by an equivalent note receivable owing to the Company by the holders of shares of Class "B" Special Stock. For accounting purposes, this dividend has been reflected as a component of the purchase price of the capital stock of Western Waste.

9. Capital Stock

      Changes in Capital Stock since Inception on May 23, 1997:

      a) Common and Preferred Stock

      The Company has an unlimited number of Preferred Shares, issuable in series. As of December 31, 1999, there were no Preferred Shares authorized or outstanding.

      On April 27, 1999, the stockholders of the Company approved a split of the Company's Common Stock whereby 1.3847 Common Shares were issued for each previously outstanding Common Share. All Common Shares and per Common Share data in the financial statements has been restated to give retroactive effect to this
1.3847 for 1 stock split.

      (i) On May 23, 1997, the Company issued 1,353,924 Common Shares for nominal cash consideration.

      (ii) On October 31, 1997, the Company issued 73,850 Common Shares with a value of $789 in exchange for certain business assets and cash of $89.

      (iii) On April 1, 1998, in connection with the acquisition of Muskoka Containerized Services Limited ("MCS"), the Company issued 6,923 Common Shares with a value of $71 as partial consideration for the acquisition of MCS.

      (iv) On June 15, 1998, the Company issued 553,869 Common Shares for net proceeds of $6,595 cash in a private placement.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      (v) On July 2, 1998, in connection with the acquisition of Johns Cartage Waste Management Services Ltd., the Company issued 5,192 Common Shares valued at $64 as part of the acquisition consideration.

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

      (viii) On June 8, 1999, the Convertible Preference Shares were converted into 1,107,750 Common Shares, the Class "B" Special Stock was converted into 484,645 Common Shares and the Redeemable Common Shares were converted into 280,240 Common Shares

      (ix) On June 8, 1999, in connection with the October 1, 1998 acquisition of General Environmental Technical Services Inc. and J.V. Services of Western New York, the Company issued 106,128 additional Common Shares resulting in additional purchase consideration of $709.

      (x) On July 1, 1999 the Company completed the sale of 189,825 Common Shares to cover over-allotments in connection with the initial public offering. The Company received approximately $1.9 million in net proceeds from the exercise by the underwriters of their over-allotment option.

      b) Stock option and option grants

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

      Under the 1999 Stock Option Plan, the Company may grant options to acquire Common Shares up to a maximum of 15% of the then issued and outstanding shares of Common Stock and Common Stock equivalents, including stock options issued under the 1997 Stock Option Plan. Options granted to non-employee directors will generally vest one year from the date of grant. Options granted to employees become exercisable only after the second anniversary of the grant date unless otherwise determined by the Compensation Committee. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      All options granted have been granted at or above market price. The weighted average exercise price of the aggregate outstanding options at December 31, 1999 was C$14.70 (or $10.12) compared to C$13.06 (or $8.49) at December
31, 1998. Stock option activity for each of the periods ended December 31, 1999, 1998, and 1997 is as follows:

----------------------------------------------------------------------------------------------
                                                  1999                1998             1997
----------------------------------------------------------------------------------------------
Options outstanding, beginning of period            509,568         173,779                 -
Options granted during the period                   570,122         335,789           173,779
Options terminated during the period                (75,389)              -                 -
----------------------------------------------------------------------------------------------
Options outstanding, end of period                1,004,301         509,568           173,779
----------------------------------------------------------------------------------------------
Options exercisable, end of period                  495,721               -                 -
----------------------------------------------------------------------------------------------
Weighted average price: ($C)
  Options granted                                    $18.05          $16.08             $7.22
  Options terminated                                 $18.05               -                 -
  Options exercisable                                $12.92               -                 -
  Options outstanding, end of period                 $12.92          $13.06             $7.22

Weighted average price: ($US)
  Options granted                                    $11.35               -                 -
  Options terminated                                 $12.00               -                 -
  Options outstanding, end of period                 $11.32               -                 -

Option price ranges: ($C)
  Options granted                                    $18.05    $14.14-18.05             $7.22
  Options terminated                                 $18.05               -                 -
  Options outstanding, end of period            $7.22-18.05     $7.22-18.05             $7.22

Option price ranges:  ($U.S.)
  Options granted                               $5.30-14.50               -                 -
  Options terminated                                 $12.00               -                 -
  Options outstanding, end of period            $5.30-14.50               -                 -
---------------------------------------------------------------------------------------------

            As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company applies APB 25 in accounting for options to acquire Common Shares. As a result, no compensation cost has been recognized as options have been granted at market value. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the methodology in SFAS No. 123, the Company's historical net income and earnings per share for the year would have been as follows:

----------------------------------------------------------------------------------------------
                                                      1999             1998             1997
----------------------------------------------------------------------------------------------
Net income (loss) - Historical basis:
  as reported                                        $ 3,023         $ 1,193         $(2,072)
  SFAS 123 adjustment                                  (1,093)          (314)            (45)
----------------------------------------------------------------------------------------------
  Pro forma                                          $ 1,930          $  879         $(2,117)
----------------------------------------------------------------------------------------------

Basic net income (loss) per share:
  As reported                                         $ 0.60          $ 0.52         $ (1.51)
----------------------------------------------------------------------------------------------
  Pro forma                                           $ 0.38          $ 0.38         $ (1.54)
----------------------------------------------------------------------------------------------

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      As permitted under SFAS 123, the fair value of options granted up to December 31, 1999 was estimated using the Black-Scholes option pricing model using the following assumptions:

Annual dividend yield......................        0%
Weighted-average expected lives (years)....   3 years
Risk-free interest rate....................      5.5%
Volatility.................................       60%

      This resulted in a weighted-average grant-date fair value of options granted of $3.60 (1998 - $1.60). The prior year's amounts were calculated using the Minimum Value Method.

      c) Stock purchase warrants

      In 1997, the Company issued 123,084 warrants to certain founding stockholders. As at December 31, 1998 the Company had outstanding warrants to purchase 123,084 shares of the Company's Common Stock at an exercise price of C$0.007 per share expiring July 15, 2002.

      During the year ended December 31, 1999, 30,772 Common Shares were issued on exercise of warrants. At December 31, 1999, the aggregate warrants outstanding entitled holders to purchase 92,312 Common Shares.

      d) Shareholder rights plan

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

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

10.  Income Taxes

      At December 31, 1999, the Company had approximately $11,150 of accumulated net operating loss carryforwards for income tax purposes. Most of these net operating loss carryforwards do not expire until 2004 and 2005, and their use is not subject to any annual limitations. The benefit from these losses has been reflected in these financial statements as deferred income tax assets. Management believes that sufficient certainty exists regarding the realization of these losses, and such amounts can be realized through the existing deferred tax credits. Accordingly, a valuation allowance was not recorded.

      The income tax provision (benefit) for the periods ended December 31, 1999, 1998 and 1997 consists of the following:

-----------------------------------------------------------------------------------------------------------------------
                                                                                  1999         1998          1997
-----------------------------------------------------------------------------------------------------------------------
Current
Canada                                                                           $ 1,123       $ 200         $  45
United States                                                                        285           -             -
-----------------------------------------------------------------------------------------------------------------------
                                                                                   1,408         200            45
-----------------------------------------------------------------------------------------------------------------------
Deferred
Canada                                                                               519         523        (1,443)
United States                                                                        126          17             -
-----------------------------------------------------------------------------------------------------------------------
                                                                                     645         540        (1,443)
-----------------------------------------------------------------------------------------------------------------------
                                                                                 $ 2,053       $ 740       $(1,398)
-----------------------------------------------------------------------------------------------------------------------

      The reconciliation of the difference between income taxes at the Canadian statutory rate and the income tax provision for the periods ended December 31, 1999, 1998 and 1997 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                  1999          1998          1997
-----------------------------------------------------------------------------------------------------------------------
Taxes at combined Canadian federal and provincial
 statutory rate                                                                 $ 2,265        $  870        $(1,341)
Effect of lower tax rates applicable to U.S. income                                 (77)          (47)             -
Non-deductible expenses                                                             858           490            (57)
Recognition of losses not previously booked and other benefits                   (1,181)         (673)             -
Large corporations tax                                                              188           100              -
-----------------------------------------------------------------------------------------------------------------------
 Income tax provision                                                           $ 2,053        $  740        $(1,398)
-----------------------------------------------------------------------------------------------------------------------

      Significant components of the Company's deferred income tax assets and liabilities were as follows as of December 31, 1999 and 1998:

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                              1999                  1998
---------------------------------------------------------------------------------------------------------------------------------
Deferred income tax assets
Tax benefit related to net operating loss carryforwards                                        $ 4,175                $ 2,818
Deferred income tax liabilities
Property, equipment, deductible goodwill and other intangibles                                  (3,813)               (4,376)
---------------------------------------------------------------------------------------------------------------------------------
 Net deferred income tax assets (liabilities)                                                    $ 362              $ (1,558)
---------------------------------------------------------------------------------------------------------------------------------

11. Net Income (Loss) Per Share Information

      The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share for the periods ended December 31, 1999, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Numerator:
  Net income (loss)                                                               $ 3,023            $ 1,193          $ (2,072)
---------------------------------------------------------------------------------------------------------------------------------
Denominator:
  Weighted average Shares outstanding - basic                                   5,068,607          2,304,847         1,374,220
  Dilutive effect of stock options and warrants outstanding                       214,375            276,920                 -
  Common Shares issuable upon conversion of redeemable
    and convertible stock                                                         693,677          1,592,405                 -
---------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                                   5,976,659          4,174,172         1,374,220
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                                                    $ 0.60             $ 0.52            $ (1.51)
Diluted earnings (loss) per share                                                  $ 0.51             $ 0.29            $ (1.51)
---------------------------------------------------------------------------------------------------------------------------------

      The diluted earnings per share calculation for 1997 excludes the conversion of stock options and warrants issued in 1997 because the impact would have been anti-dilutive.

12. Supplemental Disclosures of Cash Flow Information and Non-cash
Transactions

      a) Cash flow information for the periods ended December 31, 1999, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                             $5,902             $3,279           $ 1,371
---------------------------------------------------------------------------------------------------------------------------------
Cash paid for income taxes                                                         $1,073              $ 205             $   -
---------------------------------------------------------------------------------------------------------------------------------

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

      b) Non-cash transactions:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                              1999          1998          1997
---------------------------------------------------------------------------------------------------------------------------------
Value of acquisitions partially or totally effected by the issue of capital stock              $ 66        $8,878       $9,325
---------------------------------------------------------------------------------------------------------------------------------
Value of acquisitions partially or totally effected by the issuance of the Company's debt      $327         $ 529       $9,642
---------------------------------------------------------------------------------------------------------------------------------
The portion of the Canadian Waste Assets that were financed by the issuance of the
  Company's debt                                                                               $  -          $  -      $10,980
---------------------------------------------------------------------------------------------------------------------------------
Assets acquired under capital lease
                                                                                             $3,711        $1,237            -
---------------------------------------------------------------------------------------------------------------------------------

13. Segment Information

      Management principally views and manages the business by geography, with each geographic segment's revenues being comprised of revenue from collection, transfer, disposal and recycling services. The Company operated exclusively in Canada during the fiscal period ended December 31, 1997. Acquisitions in 1998 resulted in the provision of services in the United States. The tables below present certain segment information of the Company as at and for the year ended December 31, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------------
                                                Canada                  United States                  Total
                                           $               %          $               %           $              %
-------------------------------------------------------------------------------------------------------------------------
1999
Revenues                                     72,027      73.8           25,524       26.2          97,551        100.0

Operating expenses                           63,809      74.0           22,434       26.0          86,243        100.0
-------------------------------------------------------------------------------------------------------------------------
Operating income                              8,218      72.7            3,090       27.3          11,308        100.0
-------------------------------------------------------------------------------------------------------------------------
Total assets                                128,356      77.3           37,771       22.7         166,127        100.0
-------------------------------------------------------------------------------------------------------------------------
Interest and financing expense                4,845      77.8            1,387       22.2           6,232        100.0
-------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                 6,393      78.6            1,741       21.4           8,134        100.0
-------------------------------------------------------------------------------------------------------------------------
Income tax expense                            1,642      80.0              411       20.0           2,053        100.0
-------------------------------------------------------------------------------------------------------------------------
Expenditures for additions to
  fixed assets                                 5,289     72.7            1,984       27.3           7,273        100.0
-------------------------------------------------------------------------------------------------------------------------

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                   Canada                 United States                   Total
                                              $               %         $               %            $              %
----------------------------------------------------------------------------------------------------------------------------
1998
Revenues                                        42,042      67.7          20,014       32.3           62,056        100.0

Operating expenses                              38,713      67.9          18,271       32.1           56,984        100.0
----------------------------------------------------------------------------------------------------------------------------
Operating income                                 3,329      65.6           1,743       34.4            5,072        100.0
----------------------------------------------------------------------------------------------------------------------------
Total assets                                    66,466      67.6          31,871       32.4           98,337        100.0
----------------------------------------------------------------------------------------------------------------------------
Interest and financing expense                   2,222      70.8             917       29.2            3,139        100.0
----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                    3,684      75.3           1,206       24.7            4,890        100.0
----------------------------------------------------------------------------------------------------------------------------
Income tax expense                                 723      97.7              17        2.3              740        100.0
----------------------------------------------------------------------------------------------------------------------------
Expenditures for additions to
  fixed assets                                   4,018      81.2             929       18.8            4,947        100.0
----------------------------------------------------------------------------------------------------------------------------

14. Gain On Fixed Assets

      During 1999, a fire destroyed one of the Company's combined material recycling and transfer station operating facilities. The Company's material recycling and other heavy equipment was insured for replacement cost and the Company has recognized a gain of $1.1 million on replacement of the destroyed assets.

15. Subsequent Events

      On February 3, 2000, the Company completed the purchase of the Paintearth Municipal Landfill in Coronation, Alberta. The Paintearth assets acquired include a landfill, permitted to accept solid waste, construction and demolition waste and certain special wastes together with a composting facility, a bio-remediation facility, and a material recycling facility. The landfill currently has permitted airspace of 4.6 million cubic metres or 3.2 million tons. The permit currently covers 160 of the 470 owned acres, and the remainder of the acreage is adequate for future expansion. The Company estimates that the landfill has at least 25 years of remaining airspace based on what is currently permitted. The permit does not impose any volume, hours of operations or generation area acceptance restrictions on the Paintearth facility.

                         Report of Independent Auditors

To the Stockholders of
Western Waste Services Inc.

      We have audited the consolidated balance sheets of Western Waste Services Inc. ("Western Waste") at October 31, 1996 and June 5, 1997 and the consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year ended October 31, 1996 and the period from November 1, 1996 through June 5, 1997. These financial statements are the responsibility of Western Waste's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Western Waste as at October 31, 1996 and June 5, 1997 and the results of its operations and its cash flows for each of the periods then ended in accordance with generally accepted accounting principles in the United States.


Edmonton, Canada                                              COOPERS & LYBRAND
May 29, 1998                                              Chartered Accountants

                           WESTERN WASTE SERVICES INC.

                           CONSOLIDATED BALANCE SHEETS
                         (In thousands of U.S. dollars)

                                                                          October 31,          June 5,
                                                                            1996                 1997
                                                                          ----------           -------

                                         ASSETS
Current assets

  Cash and cash equivalents                                               $   252               $ 1,358

  Trade accounts receivable (net of allowance for doubtful
    accounts of $22 at October 31, 1996 and $96 at June 5,
    1997)                                                                   1,664                 1,899

  Prepaid expenses and deposits                                               149                   223
                                                                          -------               -------

Total current assets                                                        2,065                 3,480
Property and equipment, net (Note 3)                                       10,627                10,881
Goodwill (net of accumulated amortization of $94 at
  October 31, 1996 and $123 at June 5, 1997)                                3,390                 3,272

Other non-current assets                                                      140                   257
                                                                          -------               -------

Total assets                                                              $16,222               $17,890
                                                                          -------               -------

           See accompanying Notes to Consolidated Financial Statements

                                                                                                         October 31,        June 5,
                                                                                                            1996             1997
                                                                                                         -----------       --------

                                                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Bank indebtedness (Note 4)                                                                             $  7,831          $ 10,559

  Accounts payable                                                                                          1,574               937

  Accrued employee costs                                                                                       91               271

  Income and other taxes payable                                                                               50                98

  Other accrued liabilities                                                                                   206                43

  Advances from stockholders (Note 5)                                                                       5,673             5,528
  Current portion of long-term debt (Note 5)                                                                   54               102
                                                                                                         --------          --------

Total current liabilities                                                                                  15,479            17,538
                                                                                                         --------          --------
   Long-term debt (Note 5)                                                                                    232               127
                                                                                                         --------          --------
   Future income taxes                                                                                      1,782             2,266
                                                                                                         --------          --------
   Redeemable Class C non-voting stock (Note 8) Unlimited shares authorized; 200 shares issued and
     outstanding October 31, 1996 and June 5, 1997                                                            124               124
                                                                                                         --------          --------
Commitments and contingencies (Note 7)
Stockholders' deficit
Capital stock (Note 8): Unlimited Class A shares
  authorized;  200 shares issued and outstanding                                                                1                 1
Cumulative foreign currency translation adjustments                                                           (30)               11
Accumulated deficit                                                                                        (1,366)           (2,177)
                                                                                                         --------          --------
Total stockholders' deficit                                                                                (1,395)           (2,165)
                                                                                                         --------          --------
Total liabilities and stockholders' deficit                                                              $ 16,222          $ 17,890
                                                                                                         --------          --------

           See accompanying Notes to Consolidated Financial Statements

                           WESTERN WASTE SERVICES INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                         (In thousands of U.S. dollars)

                            STATEMENTS OF OPERATIONS

                                                                                                                 Period from
                                                                                    Year ended October          November 1, 1996
                                                                                          31, 1996            through June 5, 1997
                                                                                    ------------------       ---------------------
Revenues                                                                                    $ 7,421                $ 5,680
                                                                                            -------                -------

Operating expenses:

  Cost of operations                                                                          5,257                  3,472

  Selling, general and administrative                                                         2,017                  1,658

  Depreciation and amortization                                                                 741                    612
                                                                                            -------                -------

Loss from operations                                                                           (594)                   (62)

  Interest expense                                                                               (8)                  (176)
                                                                                            -------                -------

Loss before income taxes                                                                       (602)                  (238)

  Provision for income taxes (Note 6)                                                          (508)                  (573)
                                                                                            -------                -------

Net loss for the period                                                                     $(1,110)               $  (811)
                                                                                            -------                -------

                                                         COMPREHENSIVE LOSS

Net loss for the period                                                                     $(1,110)               $  (811)
Other comprehensive income (loss) - Foreign currency
  translation adjustments                                                                       (25)                    41
                                                                                            -------                -------

Comprehensive loss for the year                                                             $(1,135)               $  (770)
                                                                                            -------                -------

           See accompanying Notes to Consolidated Financial Statements

                           WESTERN WASTE SERVICES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                (In thousands of U.S. dollars, except share data)

                                                                                            Foreign
                                                                                           currency
                                                                       Common stock          Total     Accumulated
                                                               ------------------------   translation   deficit           Total
                                                                Shares          $             $            $                $
                                                               --------      --------      -------    ------------     ------------
Balance at October 31, 1995                                       200             1            (5)          (256)          (260)

Foreign currency translation adjustments                           --            --           (25)            --            (25)

Net loss for the year                                              --            --            --         (1,110)        (1,110)
                                                               ------        ------        ------         ------         ------

Balance at October 31, 1996                                       200             1           (30)        (1,366)        (1,395)

Foreign currency translation adjustments                           --            --            41             --             41

Net loss for the period                                            --            --            --           (811)          (811)
                                                               ------        ------        ------         ------         ------

Balance at June 5, 1997                                           200             1            11         (2,177)        (2,165)
                                                               ------        ------        ------         ------         ------

           See accompanying Notes to Consolidated Financial Statements

                           WESTERN WASTE SERVICES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)

                                                                                                                    Period from
                                                                                                Year ended        November 1, 1996
                                                                                             October 31, 1996   through June 5, 1997
                                                                                             -----------------  --------------------
Operating activities:
        Net loss for the period                                                                 $ (1,110)           $   (811)
        Adjustments to net loss for non-cash items:
           Depreciation and amortization                                                             741                 612
           Future income taxes                                                                       508                 538
           Net loss (gain) on disposal of property plant and equipment                                12                  (9)
        Changes in assets and liabilities, net of effects of acquisitions and divestitures:
           Trade accounts receivable                                                              (1,353)               (336)
           Prepaid expenses and deposits                                                            (115)                (22)
           Accounts payable                                                                        1,281                (601)
           Accrued employee costs                                                                     60                 185
           Income and other taxes payable                                                             34                  47
           Other accrued liabilities                                                                 198                (159)
                                                                                                --------            --------
        Net cash provided by (used in) operating activities                                          256                (556)
                                                                                                --------            --------

Investigating activities:
        Capital expenditures                                                                      (2,839)             (1,177)
        Acquisition of businesses, net of cash acquired                                           (8,182)                 --
        Proceeds from sale of property and equipment                                                  74                 105
        Other assets                                                                                 (27)               (117)
                                                                                                --------            --------
        Net cash used in investing activities                                                    (10,974)             (1,189)
                                                                                                --------            --------

Financing activities:
        Increase in bank indebtedness                                                              7,690               2,954
        Proceeds from issuance of long-term debt                                                      --                 109
        Principal payments on long-term debt                                                         (54)               (159)
        Repayments of advance from stockholder                                                      (775)               (145)
                                                                                                --------            --------
        Net cash provided by financing activities                                                  6,861               2,759
                                                                                                --------            --------
Effect of exchange rate changes on cash and cash
       equivalents                                                                                   (60)                 92
                                                                                                --------            --------

Increase (decrease) in cash and cash equivalents                                                  (3,917)              1,106

Cash and cash equivalents at beginning of period                                                   4,169                 252
                                                                                                --------            --------

Cash and cash equivalents at end of period                                                      $    252            $  1,358
                                                                                                --------            --------

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

1. Organization, business and significant accounting policies

Organization and business

      Western Waste Services Inc. ("Western Waste") was incorporated in the province of Alberta, Canada on November 22, 1994. Western Waste is a regional, integrated solid waste services company that provides collection, transfer, disposal and recycling services to commercial, industrial and residential customers in secondary markets in the provinces of Alberta and British Columbia.

Basis of presentation

      These financial statements are prepared in accordance with generally accepted accounting principles in the United States. All financial information presented herein is in thousands, except share and per share data. All references to "dollars" or "$" mean U.S. dollars and "C$" mean Canadian dollars.

      The consolidated financial statements include the accounts of Western Waste and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. All business acquisitions to June 5, 1997 have been accounted for under the purchase method and the results of operations of these businesses are included in the consolidated financial statements from their respective dates of acquisition.

      Assets and liabilities are reported in United States dollars. Assets and liabilities have been translated from Canadian dollars to United States dollars at the exchange rates in effect at the relevant balance sheet dates and revenues and expenses have been translated from Canadian dollars to United States dollars at the weighted average exchange rates prevailing during the relevant period. Gains and losses resulting from translation are reported as a separate component of stockholders' equity as cumulative foreign currency translation adjustments.

Credit risk

      Financial instruments that potentially subject Western Waste to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Western Waste places its cash and cash equivalents only with high credit quality financial institutions. Western Waste's trade accounts receivable are not subject to a concentration of credit risk. The customers are diversified as to both geographic and industry concentrations. Western Waste maintains an allowance for losses based on the expected collectibility of the accounts.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

Cash and cash equivalents

      Cash and cash equivalents are defined as cash and short-term deposits or monetary instruments with maturity dates of less than 90 days.

Property and equipment

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives on a straight-line basis as indicated below. Improvements or betterments which significantly extend the life of an asset are capitalized. Gains and losses resulting from property or equipment disposals are credited or charged to cost of operations.

Buildings...................................................... 10 to 25 years
Vehicles.......................................................       10 years
Containers, compactors and recycling equipment.................  5 to 12 years
Furniture, fixtures and other office equipment and leaseholds..  3 to  5 years

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is amortized on a straight-line basis over the period of expected benefit of 40 years.

      Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, Western Waste will evaluate the remaining useful life of goodwill and make appropriate adjustments. Impairment would be measured by comparing expected future cash flows on an undiscounted basis to the carrying amount of the goodwill.

Fair value of financial instruments

      The carrying values of the long-term debt approximate the fair values as at October 31, 1996 and June 5, 1997, based on the then current incremental borrowing rates for similar types of financing arrangements.

Revenue recognition

      Western Waste recognizes revenue when waste removal services are provided. Amounts billed to customers, prior to providing the related services, are deferred and reported as revenues in the period in which the services are rendered.

Income taxes

      Western Waste uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

New accounting pronouncements

      In February 1997, the FASB issued Statement No. 129, Disclosure of Information about Capital Structure ("SFAS 129"), which is effective for periods ending after December 15, 1997. This statement establishes standards for disclosing information about an entity's capital structure. Adoption of SFAS 129 will have no impact on Western Waste's existing disclosures.

      In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130, which is in effect for fiscal years beginning after December 15, 1997, requires classification of financial statements for earlier periods to be provided for comparative purposes. SFAS has been implemented in these financial statements.

      In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products, services, geographic areas and major customers. SFAS 131 is effective for years beginning after December 15, 1997. In the initial year of application, comparative information for previous years must be restated. Implementing the provisions of SFAS 131 would not have had a significant impact on Western Waste's existing disclosures for the periods presented.

2. Acquisitions

Businesses acquired during the year ended October 31, 1996

      On November 1, 1995, Western Waste acquired the business and certain capital assets of Jones Disposal Services Ltd. ("Jones"), for total cash consideration of $1,342.

      On November 1, 1995, Western Waste acquired the business and certain capital assets of Alpine Disposal & Recycling (Nanaimo) Ltd. ("Alpine"), for total cash consideration of $2,237.

      On December 1, 1995, Western Waste acquired 100% of the outstanding common shares of West Coast Waste Systems Inc. ("West Coast"), for total cash consideration of $2,705.

      On March 1, 1996, Western Waste acquired 100% of the outstanding common shares of Lacey Garbage Disposal Ltd. ("Lacey"), for total cash consideration of $1,300.

      During the year ended October 31, 1996 Western Waste acquired six other smaller businesses for aggregate cash consideration of $598. The assets acquired and obligations assumed for the above business combinations all accounted for under the purchase method of accounting in the period are as follows:

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                      Jones           Alpine         West Coast        Lacey           Other           Total
----------------------------------------------------------------------------------------------------------------------------------
Property and equipment                    $1,193          $1,342        $2,133          $1,064           $482           $6,214
Goodwill and other intangibles               149             895         1,019             593            143            2,799
Deferred income taxes                          -               -          (447)           (357)           (27)            (831)
----------------------------------------------------------------------------------------------------------------------------------
Net acquisition costs                     $1,342          $2,237        $2,705          $1,300           $598           $8,182
----------------------------------------------------------------------------------------------------------------------------------

Businesses acquired during the period from November 1, 1996 through June 5, 1997

      No businesses were acquired during the period from November 1, 1996 through June 5, 1997.

Pro forma acquisition data (unaudited)

      Condensed pro forma statement of operations data, as if the acquisitions accounted for as business combinations each period had occurred at the beginning of the periods presented, are as follows:

-------------------------------------------------------------------------------
                                                              Period from
                                   Year ended October       November 1, 1996
                                        31, 1996          through June 5, 1997
-------------------------------------------------------------------------------
Revenue                                 $8,012                  $5,680
                                       -------                  ------
Net income (loss) from operations       $ (553)                 $ (238)
                                       -------                  ------
Net income (loss) for the period       $(1,018)                 $ (811)
-------------------------------------------------------------------------------

3. Property and equipment

      Property and equipment consists of the following:

-----------------------------------------------------------------------------------------------
                                                                          October 31,   June 5,
                                                                            1996         1997
-----------------------------------------------------------------------------------------------
Land                                                                       $  149       $  145
Buildings                                                                     597          582
Vehicles                                                                    5,297        5,411
Containers, compactors and recycling equipment                              5,107        5,735
Furniture, fixtures and other office equipment and leaseholds                 200          230
-----------------------------------------------------------------------------------------------
                                                                           11,350       12,103
Less:  Accumulated depreciation                                               723        1,222
-----------------------------------------------------------------------------------------------
                                                                          $10,627     $ 10,881
-----------------------------------------------------------------------------------------------
Depreciation expense for the period ended                                  $  637       $  499
-----------------------------------------------------------------------------------------------

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

4. Bank indebtedness

      Bank indebtedness at October 31, 1996 and June 5, 1997 consisted of short-term bankers acceptances. The weighted average interest rate was 5.04% at October 31, 1996 and 3.65% at June 5, 1997.

      Western Waste or its stockholders provided the following as collateral for bank indebtedness.

      (a) A stockholder's postponement of claim of $994 relating to stockholder advances;

      (b) A full recourse guarantee from one of the stockholders in the amount of $10,814;

      (c) A demand debenture providing a first fixed charge on property and equipment in excess of $75 and a first and floating charge over all other assets of Western Waste;

      (d) An assignment of fire, liability, business interruption and other form of insurance proceeds; and

      (e) An assignment of the key man life insurance on one of the stockholders.

      Western Waste has no remaining borrowing capacity under its credit facility at June 5, 1997.

5.          Advances from stockholders and long-term debt

-----------------------------------------------------------------------------------------------------
                                                                             October 31,   June 5,
                                                                               1996         1997
-----------------------------------------------------------------------------------------------------
Term bank loan, interest at prime plus 1%, repayable in monthly
   payments of $1 plus interest, due January 2000                               $ 30        $ 139
Capital lease obligations, interest rate at 8.3%, due 2000 to 2001               256           90
-----------------------------------------------------------------------------------------------------
                                                                                 286          229
Less:  Current portion                                                            54          102
-----------------------------------------------------------------------------------------------------
                                                                               $ 232        $ 127
-----------------------------------------------------------------------------------------------------

      The term bank loan and capital lease obligations are collateralized by fixed charges on specific assets.

      The term loan agreements provide for certain covenants and restrictions regarding, among other things, working capital minimum ratios, minimum equity requirements, consolidated earnings before interest, depreciation, and taxes minimum requirement and maximum leverage requirements.

      All of Western Waste's long-term debt was retired subsequent to June 5, 1997.

Advances from stockholders

      Advances from stockholders are unsecured, non-interest-bearing and have no specified terms of repayment.

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

6. Income taxes

      At June 5, 1997, Western Waste had approximately $765 of accumulated net operating loss carryforwards for income tax purposes, the tax benefits of which have not been recognized due to uncertainty of realization. Most of these net operating loss carryforwards do not expire until 2004 and their use is not subject to any annual limitations.

The provision of income taxes consists of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                  November 1, 1996
                                                                              Year ended October   through June 5,
                                                                                   31, 1996             1997
---------------------------------------------------------------------------------------------------------------------
Current                                                                                  $    -             $  35
Deferred                                                                                    508               538
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                               $  508            $  573
---------------------------------------------------------------------------------------------------------------------

      The current provision for income taxes for the period from November 1, 1996 through June 5, 1997 consists of capital taxes.

      The reconciliation from income taxes at the Canadian federal statutory rate to the provision (benefit) for income taxes is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                  November 1, 1996
                                                                              Year ended October   through June 5,
                                                                                   31, 1996             1997
---------------------------------------------------------------------------------------------------------------------
Combined Canadian federal and provincial statutory rate                                $  (269)           $ (106)
Non-deductible expenses and losses carried forward not
  recognized due to uncertainty                                                            777               679
---------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                              $  508             $ 573
---------------------------------------------------------------------------------------------------------------------
Components of future income taxes
Components giving rise to the future income taxes are as follows:
---------------------------------------------------------------------------------------------------------------------
                                                                                                     Period from
                                                                                                  November 1, 1996
                                                                              Year ended October   through June 5,
                                                                                   31, 1996             1997
---------------------------------------------------------------------------------------------------------------------
Net book value of property and equipment in excess of related tax
  cost                                                                                  $ 1,782           $ 2,266
---------------------------------------------------------------------------------------------------------------------
Future income taxes                                                                     $ 1,782           $ 2,266
---------------------------------------------------------------------------------------------------------------------

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

7.  Commitments and contingencies

Leases

      The aggregate amount of future rent expense resulting from non-cancellable operating leases as at June 5, 1997 amounts to $1,762 as follows:

1998.....................................................  $ 396
1999.....................................................    402
2000.....................................................    397
2001.....................................................    306
2002.....................................................    261
                                                         -------
                                                          $1,762
                                                         -------

      Aggregate rent expense, which is included in cost of operations, was $170 for the year ended October 31, 1996 and $121 for the period from November 1, 1996 through June 5, 1997.

Environmental risks

      Western Waste is subject to liability for any environmental damage that its solid waste facilities may cause to neighbouring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, and especially drinking water, including damage resulting from conditions existing prior to the acquisition of such facilities by Western Waste. Western Waste may also be subject to liability for any off-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal was arranged by Western Waste or its predecessors. Any substantial liability for environmental damage incurred by Western Waste could have a material adverse effect on Western Waste's financial condition, results of operations or cash flows. As at June 5, 1997, Western Waste was not aware of any such environmental liabilities.

Legal proceedings

      In the normal course of its business and as a result of the extensive governmental regulation of the solid waste industry, Western Waste may periodically become subject to various judicial and administrative proceedings involving federal, provincial or local agencies. In these proceedings, an agency may seek to impose fines on Western Waste or to revoke or deny renewal of an operating permit held by Western Waste. From time to time Western Waste may also be subject to actions brought by citizens' groups or adjacent landowners in connection with the permitting and licensing of its transfer station, or alleging environmental damage or violations of the permits and licenses pursuant to which Western Waste operates.

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

            In addition, Western Waste may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, as of June 5, 1997, there was no current proceeding or litigation involving Western Waste that Western Waste believes will have a material adverse impact on Western Waste's business, financial condition, results of operations or cash flows.

8. Capital stock

      The authorized capital stock of Western Waste consists of an unlimited number of the following:

            Class A voting common shares
            Class B non-voting shares
            Class C non-voting shares
            Class D non-voting shares
            Class E voting shares
            Capital stock transactions

      On October 31, 1996, Western Waste issued an additional 100 Class C non-voting shares, valued at $62 to a stockholder of Western Waste.

Redemption features

      The Class C, non-voting shares are redeemable at the option of the holder and retractable at the option of Western Waste at the aggregate issue price of $124.

Dividend restrictions

      The dividends on the Class C shares may not exceed 16% of the redemption price per annum.

9. Cash flow information

      Supplemental disclosures of cash flow information and non-cash transactions

----------------------------------------------------------------------------------------------
                                                                              Period from
                                                                           November 1, 1996
                                                        Year ended October  through June 5,
                                                             31, 1996            1997
----------------------------------------------------------------------------------------------
Cash paid for interest                                     $  214             $  270
Cash paid for income/capital taxes                              -                 35
Shares issued for services rendered                            62                  -
Acquisitions of equipment through capital leases              297                  -
----------------------------------------------------------------------------------------------

                           WESTERN WASTE SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousand of U.S. dollars)

10. Related party transactions

      In the year ended October 31, 1996, Western Waste issued $62 of Redeemable Class C non-voting stock to a common stockholder and officer of Western Waste in exchange for employment services rendered.

11. Subsequent events

      On June 6, 1997 a share transfer agreement was entered into between Capital Environmental Resource Inc. and USA Waste, pursuant to which USA Waste transferred 100 Class A shares of Western Waste to Capital Environmental. Subsequently, Capital Environmental Resource Inc. transferred to Western Waste certain assets in the amount of $5,384 acquired from Canadian Waste Services Inc.

      On June 15, 1997, Western Waste acquired the business and certain fixed assets from Provincial Sanitation and City Waste Ltd. for total cash consideration of $424. The final amount of consideration is contingent upon the resolution of claims arising over the warranted condition of assets received.

      On November 1, 1997, Western Waste redeemed 200 Class C shares issued in prior years for aggregate cash of $62.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

-------------------------------------------------------------------------------

      None.

                                    PART III

      The information required by Part III of Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, which the Company will file with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's 1999 fiscal year.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

-------------------------------------------------------------------------------

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 20th day of March, 2000

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                      /s/ Tony Busseri
                      -----------------------------------------------
                      Tony Busseri
                      Chairman of the Board, Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March, 2000.

Signature                               Title

/s/ Allard Loopstra                    Chief Operating Officer and Director
------------------------------
Allard Loopstra

/s/ George Boothe                      President
------------------------------
George Boothe

/s/ David Langille                    Executive Vice President,
------------------------------        Chief Financial Officer
David Langille

/s/ Dennis Nolan                      Executive Vice President,
------------------------------        Secretary and General Counsel
Dennis Nolan

/s/ Marta Pirie Gimon                 Vice President,
------------------------------        Finance Chief Accounting Officer
Marta Pirie Gimon

/s/ Kenneth Ch'uan-k'ai Leung         Director
------------------------------
Kenneth Ch'uan-k'ai Leung

/s/ David Lowenstein                  Director
------------------------------
David Lowenstein

/s/ Bruce Cummings                    Director
------------------------------
Bruce Cummings