Form 10-Q
period 2000-03-31
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2000-05-12
CIK 1065736

      S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                        Commission file number 333-77633



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

         As of April 30, 2000, there were 7,196,627 common shares outstanding.

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                               INDEX TO FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000



PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as at March 31, 2000 and December 31, 1999........     3

         Consolidated Statements of Operations and Comprehensive Income
         for the three month periods ended March 31, 2000 and 1999.....................     5

         Consolidated Statements of Stockholders' Equity for the three month
         period ended March 31, 2000...................................................     6

         Consolidated Statements of Cash Flows for the three month periods
         ended March 31, 2000 and 1999.................................................     7

         Notes to Consolidated Financial Statements ...................................     8

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................    14

Item 3   Quantitative and Qualitative Disclosures about Market Risk....................    20


PART II  OTHER INFORMATION

Item 1   Legal Proceedings.............................................................    21


SIGNATURES.............................................................................    22


                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                   MARCH 31,    DECEMBER 31,
                                                                     2000           1999
                                                                  ----------    ------------
                                                                  unaudited)      (audited)
                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                        $    135        $  1,398
 Trade accounts receivable (net of allowance for doubtful
    accounts of $252; December 31, 1999 - $331)                     13,850          14,655
 Prepaid expenses and other current  assets                          4,314           3,724
 Employee loans                                                        486             471
                                                                  --------        --------
TOTAL CURRENT ASSETS                                                18,785          20,248

PROPERTY AND EQUIPMENT, NET                                         45,981          40,692

OTHER ASSETS

 Goodwill (net of accumulated amortization of
    $4,148; December 31, 1999 - $3,528)                             95,566          95,654
 Other intangibles and non-current assets                            5,048           5,358
 Deferred income taxes                                               4,175           4,175
                                                                  --------        --------
TOTAL ASSETS                                                      $169,555        $166,127
                                                                  ========        ========



        The accompanying notes are an integral part of these statements

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)    (audited)

                                  LIABILITIES

CURRENT LIABILITIES
 Accounts payable and accrued liabilities               $  10,887     $  12,050
 Accrued purchase liabilities                                --             600
 Current portion of long-term debt  (Note 3)               13,397        13,145
                                                        ---------     ---------
TOTAL CURRENT LIABILITIES                                  24,284        25,795

LONG-TERM DEBT  (Note 3)                                   82,840        78,199

DEFERRED INCOME TAXES                                       3,977         3,813
                                                        ---------     ---------
                                                          111,101       107,807
                                                        ---------     ---------


COMMITMENTS AND CONTINGENCIES (Note 4)

                              STOCKHOLDERS' EQUITY

 Common Stock; 7,196,627 issued and outstanding;
   (December 31, 1999 - 7,196,627) (Note 5)                57,066        57,066
 Accumulated other comprehensive loss                      (1,095)         (890)
 Retained earnings                                          2,483         2,144
                                                        ---------     ---------
TOTAL STOCKHOLDERS' EQUITY                                 58,454        58,320
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 169,555     $ 166,127
                                                        =========     =========


        The accompanying notes are an integral part of these statements

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


                            STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                    ----------------------------
                                                       2000              1999
                                                    ----------        ----------

REVENUES                                            $   26,362        $   17,876
OPERATING EXPENSES:
   Cost of operations                                   16,995            12,012
   Selling, general and administrative expenses          4,221             2,338
   Depreciation and amortization expense                 2,471             1,533
                                                    ----------        ----------

INCOME FROM OPERATIONS                                   2,675             1,993

Interest and financing expense                           2,010             1,250
                                                    ----------        ----------

INCOME BEFORE INCOME TAXES                                 665               743

Income tax provision                                       326               267
                                                    ----------        ----------

NET INCOME FOR THE PERIOD                           $      339        $      476
                                                    ==========        ==========

BASIC NET INCOME PER COMMON SHARE                   $     0.05        $     0.19
                                                    ==========        ==========

DILUTED NET INCOME PER COMMON SHARE                 $     0.05        $     0.11
                                                    ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (Note 6)

   Basic                                             7,196,627         2,447,680
                                                    ==========        ==========

   Diluted                                           7,290,580         4,358,406
                                                    ==========        ==========

                       STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME FOR THE PERIOD                           $      339        $      476

Other comprehensive income (loss) -
  foreign currency translation adjustments                (205)               25
                                                    ----------        ----------

COMPREHENSIVE INCOME FOR THE PERIOD                 $      134        $      501
                                                    ==========        ==========


        The accompanying notes are an integral part of these statements

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


                                                                                 ACCUMULATED
                                                     COMMON STOCK                   OTHER
                                                ------------------------        COMPREHENSIVE  RETAINED
                                                 SHARES          AMOUNT             LOSS       EARNINGS        TOTAL
                                                ---------        -------        -------------  --------       --------
BALANCES AT DECEMBER 31, 1999                   7,196,627        $57,066        $  (890)        $2,144        $ 58,320

Foreign currency translation adjustments             --             --             (205)          --              (205)

Net income for the period                            --             --             --              339             339
                                                ---------        -------        -------         ------        --------

BALANCES AT MARCH 31, 2000                      7,196,627        $57,066        $(1,095)        $2,483        $ 58,454
                                                =========        =======        =======         ======        ========



        The accompanying notes are an integral part of these statements

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                              ------------------------
                                                                               2000             1999
                                                                              -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income for the period                                               $   339         $    476
      Adjustments to reconcile net income to net cash flows
        from operating activities -
         Depreciation and amortization                                          2,471            1,533
         Deferred income taxes                                                    163              267
         Net loss (gain) on disposal of property, plant and equipment            (161)               5
         Other                                                                    150             --
      Changes in operating assets and liabilities, net of effect of acquisitions and divestitures -
         Trade accounts receivable                                              1,063              395
         Prepaid expenses and other current assets                                374             (649)
         Accounts payable and accrued liabilities                                (583)          (1,418)
         Income and other taxes                                                  (690)            --
                                                                              -------         --------
                                                                                3,126              609
                                                                              -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of businesses, net of cash acquired                          (5,618)          (6,155)
      Capital expenditures, net of proceeds                                    (2,228)            (757)
      Net loans and advances to employees                                         (16)              30
      Other                                                                    (1,287)            (598)
                                                                              -------         --------
                                                                               (9,149)          (7,480)
                                                                              -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                                  5,296           16,981
      Principal payments on long-term debt                                       (146)          (2,135)
      Repayment of capital lease liability                                       (329)            (233)
      Net proceeds from issuance of common stock                                 --               (118)
      Redemption of redeemable and convertible stock                             --             (6,900)
      Debt issuance costs                                                         (59)            (839)
                                                                              -------         --------
                                                                                4,762            6,756
                                                                              -------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
       EQUIVALENTS                                                                 (2)              17
                                                                              -------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (1,263)             (98)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,398            1,060
                                                                              -------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   135         $    962
                                                                              =======         ========

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:

   Value of acquisitions partially or totally effected by the issue of
     capital stock                                                            $  --           $     66
                                                                              -------         --------
   Other long-term liabilities assumed on acquisition                         $    55         $   --
                                                                              -------         --------
   Assets acquired under capital leases                                       $    53         $  1,272
                                                                              -------         --------



        The accompanying notes are an integral part of these statements

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)


1.  BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Capital Environmental Resource Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The Company's consolidated balance sheet as of March 31, 2000, and the interim consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  ACQUISITIONS

         For the three months ended March 31, 2000, the Company acquired one solid waste collection business and one landfill that were each accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $5.7 million, consisting primarily of $5.6 million in cash and $0.1 million in assumed liabilities. The purchase prices have been allocated to the identified intangible and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill or landfill property as appropriate.

3.  LONG-TERM DEBT

         During 1999, the Company amended and restated its Credit Facility to increase its available credit to $85.0 million. The Company also entered into a Term Loan for $25.0 million. The increased credit has been used primarily to fund acquisitions. The Company has pledged all of its assets, including the stock of its subsidiaries, as collateral under the amended Credit Facility. The Credit Facility matures in November 2004. The Term Loan has principal repayments beginning in November 2002.

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

Long-term debt consists of the following:
--------------------------------------------------------------------------------
                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
--------------------------------------------------------------------------------
                                                     (unaudited)      (audited)
Senior debt                                            $78,021        $72,763

Subordinated promissory notes                           11,335         11,371

Capital lease obligations                                4,779          4,995

 Other                                                   2,102          2,215
--------------------------------------------------------------------------------
                                                        96,237         91,344
Less:  current portion                                  13,397         13,145
--------------------------------------------------------------------------------
                                                       $82,840        $78,199
================================================================================

4.  COMMITMENTS AND CONTINGENCIES

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

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)


         In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, other than as described below, as at March 31, 2000, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

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

         (C)      CONTINGENT PAYMENT RELATED TO ACQUISITIONS

         In connection with the acquisition of Western Waste from L&S Bishop Enterprises ("L&S"), the Company may have to make an additional payment to L&S. L&S may elect to sell up to 112,323 shares in the future and if, at that time, the price of the Common Stock is less than C$21.67 per share, the Company will have to make up the shortfall. This agreement was subject to a 180-day lock-up agreement, which expired on December 8, 1999. The Company has since been advised that L&S has sold the aforementioned shares resulting in a shortfall of approximately $1 million however, in view of the litigation referred to in Note 4 (b) challenging the Shares Purchase Agreement, the obligation of the Company, if any, will not be recorded until the litigation is settled.

5.  CAPITAL STOCK

     A)  CHANGES IN CAPITAL STOCK SINCE INCEPTION ON MAY 23, 1997:

         COMMON AND PREFERRED STOCK

         The Company has an unlimited number of Preferred Shares, issuable in series. As of March 31, 2000, there were no Preferred Shares authorized or outstanding.

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)


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

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)


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

         At March 31, 2000, December 31, 1999, and March 31, 1999, the aggregate options outstanding entitled holders to purchase 986,801, 1,004,301 and 495,720 Common Shares, respectively, at prices ranging from C$7.22 - $18.05 and US$5.30
- $14.50. During the three months ended March 31, 2000, no Common Shares were issued under the plans.

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

         At March 31, 2000, December 31, 1999, and March 31, 1999, the aggregate warrants outstanding entitled holders to purchase 92,312, 92,312 and 123,084 Common Shares, respectively. During the three months ended March 31, 2000, no Common Shares were issued on exercise of warrants.

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

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

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

6.  NET INCOME PER SHARE INFORMATION

         The following table sets forth the computation of earnings per Common
Share:


============================================================================================================
Three Months Ended March 31                            2000                                1999
============================================================================================================
                                               Basic           Diluted             Basic            Diluted
                                            ----------------------------------------------------------------
Net income                                  $      339        $      339        $      476        $      476
------------------------------------------------------------------------------------------------------------
Weighted average Common Shares
    outstanding - basic                      7,196,627         7,196,627         2,447,680         2,447,680
Dilutive effect of stock options and
    warrants outstanding                          --              93,953              --             318,321
Common Shares issuable upon
    conversion of redeemable and
    convertible stock                             --                --                --           1,592,405
------------------------------------------------------------------------------------------------------------
Weighted average common shares
    outstanding - diluted                    7,196,627         7,290,580         2,447,680         4,358,406
------------------------------------------------------------------------------------------------------------
Diluted earnings per share                  $     0.05        $     0.05        $     0.19        $     0.11
============================================================================================================


7.  SUBSEQUENT EVENTS

         On April 3, 2000, the Company acquired certain commercial and industrial operations located in Canton and Akron, Ohio, from Republic Waste Service Inc. This is a step out into the Ohio market and provides a platform for the Company to continue to grow in the northeastern United States market.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

================================================================================

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

OVERVIEW

         Capital Environmental Resource Inc. ("Capital" or the "Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill and recycling services. Capital Environmental was founded in May 1997 in order to take advantage of consolidation opportunities in the solid waste industry in secondary markets in Canada and the northern United States. The Company began operations in June 1997 when it acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. and its parent, USA Waste Services, Inc. Since commencing operations, the Company has acquired 40 solid waste services businesses in Canada and the United States, including 41 collection operations, 11 transfer stations, 7 recycling processing facilities and a contract to operate 2 landfills. In addition, the Company owns and operates a landfill located in Coronation, Alberta. The consolidated operations presently serve over 589,000 residential, commercial and industrial customers. Largely as a result of acquisitions, the Company believes that it has become one of the largest solid waste services companies in Canada, and that it has significant opportunities for further growth in both Canada and the northern United States.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 21, 2000 AND 1999

         The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:


                                                                                        PERCENTAGE OF           PERCENTAGE
                                                         ($ THOUSANDS)                     REVENUE                CHANGE
==========================================================================================================================
                                                                                                                 2000 Over
Three Months Ended March  31                          2000           1999             2000           1999          1999
==========================================================================================================================
Revenues                                            $26,362        $17,876           100.0%         100.0%          47.5%
Cost of operations                                   16,995         12,012            64.5           67.2           41.5
Selling, general and administrative expenses          4,221          2,338            16.0           13.1           80.5
Depreciation and amortization expense                 2,471          1,533             9.4            8.6           61.2
----------------------------------------------------------------------------------------------------------

Income from operations                                2,675          1,993            10.1           11.1           34.2
Interest and financing expense                        2,010          1,250             7.6            6.9           60.8
----------------------------------------------------------------------------------------------------------

Income before income taxes                              665            743             2.5            4.2          (10.5)
Income tax expense                                      326            267             1.2            1.5           22.1
----------------------------------------------------------------------------------------------------------

Net income                                          $   339            476             1.3%           2.7          (28.8)
==========================================================================================================

EBITDA                                              $ 5,146        $ 3,526            19.5%          19.7%          45.9
==========================================================================================================


REVENUE

         The sources of revenue and growth rates are as follows: ($thousands)


================================================================================================================
                                                                                                          GROWTH
Three Months Ended March 31                           2000                          1999                  RATES
================================================================================================================
Commercial and industrial collection        $15,215            57.7%      $10,301            57.6%         47.7%
Residential collection                        5,752            21.8         4,399            24.6          30.8
Transfer station and landfill                 2,078             7.9         1,214             6.8          71.2
Commercial and residential recycling          1,144             4.3           490             2.7         133.5
Contract management and other
   specialized services                       2,173             8.3         1,472             8.3          47.6
--------------------------------------------------------------------------------------------------

                                            $26,362           100.0%      $17,876           100.0%         47.5%
==================================================================================================


         The composition of revenue has changed, with a higher portion being generated from both transfer station and landfill and commercial and residential recycling. These components have increased as a result of the revenue mix of recent acquisitions.

         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:

================================================================================
Three Months Ended March 31                              2000              1999
================================================================================
Price                                                     2.1%              3.1%
Volume                                                    2.4               1.7
Acquisitions, net of divestitures                        41.8              48.5
Foreign currency translation                              2.7              (3.9)
Other                                                    (1.5)              --
--------------------------------------------------------------------------------

    Total                                                47.5%             49.4%
================================================================================

         Total revenues in the quarter were $26.4 million compared to $17.9 million in the same quarter last year. The 47.5% increase was primarily as a result of acquisitions made since the first quarter 1999. Internal growth has remained close to the 5% level. The current period pricing growth has been impacted by a disposal reduction in a market place located in the United States that has been passed on to customers. Excluding these price rollbacks, pricing growth was 3.3% in the quarter. Other represents the impact on revenues of the April 1999 fire that destroyed one of the Company's combined material recycling and transfer station facilities. These facilities should be fully operational in early June.

         During the quarter ended March 31, 2000, two acquisitions were completed with annualized revenue of approximately $3.5 million. On February 3, 2000, the Company completed the purchase of the Paintearth Municipal Landfill in Coronation, Alberta. The Paintearth assets acquired include a landfill, permitted to accept solid waste, construction and demolition waste and certain special wastes together with a composting facility, a bio-remediation facility, and a material recycling facility. The landfill currently has permitted airspace of 4.6 million cubic metres or 3.2 million tons. The permit currently covers 160 of the 470 owned acres, and the remainder of the acreage is adequate for future expansion. The Company estimates that the landfill has at least 25 years of remaining airspace based on what is currently permitted. The permit does not impose any volume, hours of operations or generation area acceptance restrictions. In addition, the Company acquired a small commercial waste and recycling collection, industrial and residential collection operation located in Chilliwack, British Columbia. In the same period of the prior year, 5 acquisitions were completed with annualized revenue of approximately $6.0 million.

         Revenue and growth in revenue from geographic components are as follows: ($thousands)


===============================================================================================
Three Months Ended March 31             2000                       1999            GROWTH RATES
===============================================================================================
Eastern Canada                 $13,622         51.7%      $ 7,791         43.6%        74.8%
Western Canada                   6,826         25.9         4,325         24.2         57.8
United States                    5,914         22.4         5,760         32.2          2.7
-------------------------------------------------------------------------------
                               $26,362        100.0%      $17,876        100.0%        47.5%
===============================================================================


         The growth in revenue in both Eastern and Western Canada exceeded the growth in revenue in the United States as significant acquisitions were completed in Canada during the past twelve months. The United States growth rate is lower due to the disposal price decreases in certain markets that was required to be passed onto customers, as described in the previous section, and the competitive environment in which the company operates.

COST OF OPERATIONS

         Cost of operations include labor, fuel, equipment maintenance, tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance, the cost of materials purchased to be recycled, subcontractor expense and local, state or provincial taxes. The Company owns and operates 11 transfer stations, which reduces costs by improving utilization of collection personnel and equipment and by consolidating the waste stream to gain access to remote landfills with lower disposal rates. The Company obtained long-term disposal agreements in some of its markets which it believes are at or below market disposal rates. There can be no assurance that these contracts can be renewed on favorable terms. Cost of operations for the three months ended March 31, 2000 was $17.0 million compared to $12.0 million for the three months ended March 31, 1999. The 41.5% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the three months ended March 31, 2000 was 64.5%, compared with 67.2% in 1999. In the three months ended March 31, 2000, cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months and further internalization of waste through the Company's transfer stations. Compared to the previous quarter, the cost of operations as a percentage of revenue has decreased from 66.8% to 64.5% due primarily to the impact of price increases implemented January 1, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include management, clerical, financial, accounting and administrative compensation and overhead costs associated with the marketing and sales force, professional services and community relations expense. SG&A expenses for the three months ended March 31, 2000 were $4.2 million compared to $2.3 million for the period ended March 31, 1999. The $1.9 million (80.5%) increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the change to a public company in June of 1999. SG&A expenses are not expected to increase in the future unless the Company completes a significant acquisition in the future. As a percentage of revenues, SG&A expenses increased slightly to 16.0% for the three months ended March 31, 2000 from 15.7% in the past quarter. This increase is largely due to severance payments as a result of a management reorganization in the first quarter of 2000.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, the amortization of goodwill over 40 years and the amortization of other intangible assets over appropriate time periods. The Company has accounted for all business acquisitions since inception using purchase accounting which has resulted in significant amounts of goodwill being included on the balance sheet. Depreciation and amortization expense for the three months ended March 31, 2000 was $2.5 million compared to $1.5 million for the three months ended March 31, 1999. The 61.2% increase was primarily due to acquisition activity over the past 12 months. As a percentage of revenues, depreciation and amortization expense increased to 9.4% for the three months ended March 31,

2000 from 8.6% for the period ended March 31, 1999. The increase primarily relates to depreciation and amortization associated with the increased goodwill on the balance sheet and capital expenditures incurred over the past 12 months.

INTEREST AND FINANCING EXPENSE

         In the three months ended March 31, 2000, interest and financing expense increased 60.8% to $2.0 million from $1.3 million for the period ended in 1999. The increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowings to finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the Senior Debt from 7.5% in 1999 to 7.6% in 2000, and an increase in amortization of deferred financing costs related to the 1999 expansion in the Credit Facility.

INCOME TAXES

         The effective income tax rate during 2000 has increased to 49.0% compared to 35.9% during the same period in 1999. The increase rate over the prior year primarily relates to the higher proportion of business in Canada, which has a higher tax rate than the United States, and the increase in non-deductible goodwill amortization.

FINANCIAL CONDITION

         As of March 31, 2000 and December 31, 1999, the Company's capital consisted of: ($thousands)


========================================================================================
                               MARCH 31, 2000           DECEMBER 31, 1999        CHANGE
========================================================================================
                                (unaudited)
Long-term debt               $ 96,237      60.7%      $ 91,344        59.5%      $4,893
Deferred income taxes           3,977       2.5          3,813         2.5          164
Stockholders' equity           58,454      36.8         58,320        38.0          134
----------------------------------------------------------------------------------------
                             $158,668     100.0%      $153,477       100.0%      $5,191
========================================================================================


         The $4.9 million increase in long-term debt is primarily a result of borrowing since year end to finance acquisition activity partly offset by repayments during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements include acquisitions, working capital increases and fixed asset replacement. The Company plans to meet capital needs through various financial sources, including internally generated funds, debt and equity financing. As of March 31, 2000, adjusted working capital was $7.9 million (December 31, 1999 - $7.6 million), excluding the current portion of long-term debt. The Company generally applies the cash generated from its operations that remains available after satisfying working capital and capital expenditure requirements to reduce indebtedness under the Credit Facility and to minimize cash balances. Working capital requirements are financed from internally generated funds and bank borrowings.

         For the three months ended March 31, 2000, net cash provided by operations was $3.1 million, compared to $0.6 million for the quarter ending March 31, 1999. This increase was primarily due to the higher earnings before depreciation and amortization expense. In addition, the increase is due to the reduced working capital requirements largely attributable to the reduced trade receivables balance from focussed collection efforts and seasonal fluctuations. The Days Sales Outstanding has improved from 45 days in December to 44 days at the end of the current quarter.

         For the three months ended March 31, 2000, net cash used in investing activities was $9.1 million. Most of this was related to funding the cash portion of the current year acquisitions of approximately $5.6 million. The remainder of the cash spending primarily relates to capital expenditures of $2.2 million and $1.3 million spent on other assets. Other assets is primarily due to contingent payouts related to prior year acquisitions. Capital expenditures for 2000 are expected to be approximately $12.0 million primarily for vehicle and equipment additions and replacements. The Company intends to continue to fund capital expenditures principally through internally generated funds, capital leases and borrowings under the Credit Facility. The net cash used in investing increased $1.6 million from the $7.5 million used in investing activities for the quarter ending March 31, 1999. This is primarily due to the timing and increased level of capital expenditures in the current year.

         For the three months ended March 31, 2000, net cash provided by financing activities was $4.8 million. This was provided primarily by net borrowings of $5.3 million and was partly offset by cash used for other financing payments. The $2.0 million decrease from the $6.8 million provided by financing activities in the prior year was primarily due to the higher debt repayment requirements in 1999.

         The Company has a combined $110.0 million Credit and Term Loan Agreement ("Loan Agreement") with a syndicate of banks led by Bank of America N.A., as agent and United States agent, Bank of America Canada as Canadian agent and Canadian Imperial Bank of Commerce as syndication agent. As of March 31, 2000 approximately $78.0 million (December 31, 1999 - $72.8 million) under the Loan Agreement was outstanding. The Loan Agreement is secured by all of the Company's assets, including the interest in the equity securities of the Company's subsidiaries. Of the $78.0 million outstanding at March 31, 2000, $19.8 million consisted of U.S. dollar loans bearing interest at 8.4% and $58.2 million consisted of Canadian dollar loans bearing interest at 7.6%. The Loan Agreement will terminate in November 2004. The Loan Agreement requires the Company to maintain fixed financial ratios and satisfy other predetermined requirements, such as a minimum net worth, a minimum interest coverage ratio, a maximum debt to total capital ratio and a maximum debt to proforma EBITDA ratio and imposes annual restrictions on capital expenditures. The Loan Agreement also restricts the Company's ability to incur or assume other debt or capital leases beyond a fixed amount and does not permit the payment of cash dividends. In addition, it requires the lenders' approval for acquisitions where the purchase price exceeds $10.0 million and for landfill acquisitions. As of March 31, 2000, an aggregate of up to $29.3 million was unused and available under the Loan Agreement, after taking into account letters of credit of $2.7 million subject to the restrictions noted above. The Company intends to use the Loan Agreement to repay the $11.3 million subordinated promissory notes which are due in the second quarter of 2000.

SEASONALITY

         The Company's results of operations vary seasonally, with revenues typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The Company believes this seasonality can be attributed to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition. Second, some of the Company's operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Consequently, operating income is generally lower during the winter months. Finally, during the summer months, there are more tourists and part-time residents in some of the Company's service areas, resulting in more residential and commercial collection business.

OTHER LEGAL PROCEEDINGS

         See Note 4 (b) of Notes to Consolidated Financial Statements.

SUBSEQUENT EVENTS

         On April 3, 2000, the Company acquired certain commercial and industrial operations located in Canton and Akron, Ohio, from Republic Waste Service Inc. This is a step out into the Ohio market and provides a platform for the Company to continue to grow in the northeastern United States market.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes in information that would be provided in this section during the three months ended March 31, 2000.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

         In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, other then as described below, as at March 31, 2000, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

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


                                        CAPITAL ENVIRONMENTAL RESOURCE INC.


May 9, 2000                             /s/ Tony Busseri
                                        ----------------------------------------
                                        Tony Busseri
                                        Chairman of the Board, Chief Executive
                                        Officer


May 9, 2000                             /s/ David Langille
                                        ----------------------------------------
                                        David Langille
                                        Executive Vice President, Chief
                                        Financial Officer