Form 10-Q
period 2000-06-30
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2000-08-14
CIK 1065736

          S E C U R I T I E S  A N D  E X C H A N G E  C O M M I S S I O N
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                        Commission file number 333-77633

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

      As of July 31, 2000, there were 7,196,627 common shares outstanding.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                               INDEX TO FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000



PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as at June 30, 2000 and December
         31, 1999.......................................................................       3

         Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the three month and/or six month periods ended June
         30, 2000 and 1999..............................................................       5

         Consolidated Statement of Stockholders' Equity for the six month
         period ended June 30, 2000.....................................................       6

         Consolidated Statements of Cash Flows for the six month periods
         ended June 30, 2000 and 1999...................................................       7

         Notes to Consolidated Financial Statements ....................................       8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................................      14

Item 3   Quantitative and Qualitative Disclosures about Market Risk.....................      22

Item 4   Submission of Matters to a Vote of Security Holders............................      22

PART II  OTHER INFORMATION

Item 1   Legal Proceedings..............................................................      23


SIGNATURES..............................................................................      24

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                           CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                   JUNE 30,        DECEMBER 31,
                                                                     2000             1999
                                                                   --------          --------
                                                                 (unaudited)         (audited)
                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                         $  1,045          $  1,398
 Trade accounts receivable (net of allowance for doubtful
    accounts of $223; December 31, 1999 - $331)                      15,050            14,655
 Inventory, prepaid expenses and other current  assets                2,088             3,724
 Employee loans                                                         425               471
                                                                   --------          --------
TOTAL CURRENT ASSETS                                                 18,608            20,248

PROPERTY AND EQUIPMENT, NET                                          53,263            40,692

OTHER ASSETS
 Goodwill (net of accumulated amortization of
    $4,755; December 31, 1999 - $3,528)                              94,477            95,654
 Other intangibles and non-current assets                             4,629             5,358
 Deferred income taxes                                                4,173             4,175
                                                                   --------          --------
TOTAL ASSETS                                                       $175,150          $166,127
                                                                   ========          ========


         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                           CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                              JUNE 30,         DECEMBER 31,
                                                                               2000                1999
                                                                             ---------           ---------
                                                                            (unaudited)          (audited)
                                   LIABILITIES

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                                    $  11,148           $  12,050
 Accrued purchase liabilities                                                     --                   600
 Current portion of long-term debt  (Note 3)                                    98,438              13,145
                                                                             ---------           ---------
TOTAL CURRENT LIABILITIES                                                      109,586              25,795

LONG-TERM DEBT  (Note 3)                                                         4,576              78,199

DEFERRED INCOME TAXES                                                            3,849               3,813
                                                                             ---------           ---------
                                                                               118,011             107,807
                                                                             ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 4)

                              STOCKHOLDERS' EQUITY

 Common Stock; 7,196,627 issued and outstanding;
   (December 31, 1999 - 7,196,627) (Note 5)                                     57,066              57,066
 Accumulated other comprehensive loss                                           (1,999)               (890)
 Retained earnings                                                               2,072               2,144
                                                                             ---------           ---------
TOTAL STOCKHOLDERS' EQUITY                                                      57,139              58,320
                                                                             ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 175,150           $ 166,127
                                                                             =========           =========


         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
         (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                            STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                      JUNE 30                                 JUNE 30
                                                         ---------------------------------        ---------------------------------
                                                             2000                  1999               2000                  1999
                                                         -----------           -----------        -----------           -----------
REVENUES                                                 $    30,668           $    22,927        $    57,030           $    40,803
OPERATING EXPENSES:
   Cost of operations                                         21,218                15,681             38,213                27,693
   Selling, general and administrative expenses                5,330                 2,946              9,551                 5,284
   Depreciation and amortization expense                       2,695                 1,758              5,166                 3,291
                                                         -----------           -----------        -----------           -----------
INCOME FROM OPERATIONS                                         1,425                 2,542              4,100                 4,535

Interest and financing expense                                 2,240                 1,501              4,250                 2,751
                                                         -----------           -----------        -----------           -----------

INCOME (LOSS) BEFORE INCOME TAXES                               (815)                1,041               (150)                1,784

Income tax provision (recovery)                                 (404)                  375                (78)                  642
                                                         -----------           -----------        -----------           -----------

NET INCOME (LOSS) FOR THE PERIOD                         $      (411)          $       666        $       (72)          $     1,142
                                                         ===========           ===========        ===========           ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE                 $     (0.06)          $      0.20        $     (0.01)          $      0.39
                                                         ===========           ===========        ===========           ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE               $     (0.06)          $      0.14        $     (0.01)          $      0.25
                                                         ===========           ===========        ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (Note 6)

   Basic                                                   7,196,627             3,421,380          7,196,627             2,939,975
                                                         ===========           ===========        ===========           ===========

   Diluted                                                 7,288,821             4,884,081          7,301,202             4,592,533
                                                         ===========           ===========        ===========           ===========


                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


NET INCOME (LOSS) FOR THE PERIOD                                                                      $   (72)              $ 1,142

Other comprehensive income (loss) -
  foreign currency translation adjustments                                                             (1,109)                   55
                                                                                                      -------               -------
Comprehensive income (loss) for the period                                                            $(1,181)              $ 1,197
                                                                                                      =======               =======


         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                               ACCUMULATED
                                                        COMMON STOCK               OTHER
                                                  --------------------------   COMPREHENSIVE    RETAINED
                                                    SHARES         AMOUNT          LOSS         EARNINGS      TOTAL
                                                  ------------  ------------  -------------- ------------- -----------
BALANCES AT DECEMBER 31, 1999                       7,196,627   $    57,066   $       (890)  $      2,144 $    58,320

Foreign currency translation adjustments                    -             -         (1,109)             -      (1,109)

Loss for the period                                         -             -              -            (72)        (72)
                                                  ------------  ------------  -------------- ------------- -----------

BALANCES AT JUNE 30, 2000                           7,196,627   $    57,066   $     (1,999)  $      2,072  $   57,139
                                                  ============  ============  ============== ============= ===========


         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                ---------------------------
                                                                                    2000               1999
                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) for the period                                          $    (72)          $  1,142
      Adjustments to reconcile net income to net cash flows
        from operating activities -
         Depreciation and amortization                                             5,166              3,291
         Deferred income taxes                                                       (39)               449
         Net loss (gain) on disposal of property, plant and equipment                (58)                 5
         Other                                                                       300                136
      Changes in operating assets and liabilities, net of effect of acquisitions and divestitures -
         Trade accounts receivable                                                  (365)            (3,476)
         Prepaid expenses and other current assets                                 1,832               (189)
         Accounts payable and accrued liabilities                                    530              1,718
         Income and other taxes                                                   (1,359)              (605)
                                                                                --------           --------
                                                                                   5,935              2,471
                                                                                --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of businesses, net of cash acquired                             (8,150)           (24,488)
      Capital expenditures, net of proceeds                                      (10,258)            (1,875)
      Net loans and advances to employees                                             36               (263)
      Other                                                                       (1,189)            (1,591)
                                                                                --------           --------
                                                                                 (19,561)           (28,217)
                                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                                    24,485             39,373
      Principal payments on long-term debt                                       (10,590)           (34,460)
      Repayment of capital lease liability                                          (531)              (638)
      Net proceeds from issuance of common stock                                    --               28,728
      Redemption of redeemable and convertible stock                                --               (6,900)
      Debt issuance costs                                                            (72)            (1,135)
                                                                                --------           --------
                                                                                  13,292             24,968
                                                                                --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
       EQUIVALENTS                                                                   (19)                39
                                                                                --------           --------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (353)              (739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,398              1,060
                                                                                --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,045           $    321
                                                                                ========           ========

SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:

   Value of acquisitions partially or totally effected by the issue of
     capital stock                                                              $   --             $     66
                                                                                --------           --------
   Other long-term liabilities assumed on acquisition                           $     55           $    709
                                                                                --------           --------
   Assets acquired under capital leases                                         $     53           $  3,374
                                                                                --------           --------


         The accompanying notes are an integral part of these statements

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

1.  BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of Capital Environmental Resource Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The Company's consolidated balance sheet as of June 30, 2000, and the interim consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and/or six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  ACQUISITIONS

         For the six months ended June 30, 2000, the Company acquired three solid waste collection businesses and one landfill that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately $8.5 million. The purchase prices have been allocated to the identified intangible and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill or landfill property as appropriate.

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

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

Long-term debt consists of the following:


----------------------------------------------------------------------------------------
                                                         JUNE 30,            DECEMBER 31,
                                                           2000                  1999
----------------------------------------------------------------------------------------
                                                        (unaudited)            (audited)

Senior debt                                              $  96,526            $  72,763

Subordinated promissory notes                                  422               11,371

Capital lease obligations                                    4,512                4,995

Other                                                        1,554                2,215
----------------------------------------------------------------------------------------
                                                           103,014               91,344
Less:  current portion                                      98,438               13,145
----------------------------------------------------------------------------------------
                                                         $   4,576            $  78,199
----------------------------------------------------------------------------------------

         As at June 30, 2000, the Company was in breach of one of the financial covenants under its senior debt facilities. The Company is in discussions with its bankers to obtain a waiver and/or amendment to its senior debt facilities. Until such time as the waiver and/or amendment has been obtained, the senior debt facility will be classified as a current liability.

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

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

         In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, other than as described below, as at June 30, 2000, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

         On October 12, 1999, Lynn Bishop and L&S Bishop Enterprises Inc. (collectively "Bishop") commenced an action against the Company, Capital Environmental Alberta Inc. and Tony Busseri, the former Chairman of the Company, in which Bishop claims damages in the aggregate amount of approximately $7.4 million. The claim includes $2.1 million for alleged wrongful termination, $5.3 million for misrepresentations allegedly made in connection with the Share Purchase Agreement, dated as of November 1, 1997, among Lynn Bishop, L&S Bishop Enterprises Inc., the Company and Western Waste Services Inc. (the "Share Purchase Agreement"), as well as $0.3 million for punitive damages. The Company believes that Bishop's claims are wholly without merit, and that Lynn Bishop's employment was terminated for just cause and that it has no further obligation to Bishop beyond the contingent payment described in Note 4 (c). The Company is defending the claim and has issued a counterclaim against Bishop, and does not believe the outcome will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows. Accordingly, the Company has not made a provision for this claim in its financial statements.

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

5. CAPITAL STOCK

     a) CHANGES IN CAPITAL STOCK SINCE INCEPTION ON MAY 23, 1997:

         COMMON AND PREFERRED STOCK

         The Company has an unlimited number of Preferred Shares, issuable in series. As of June 30, 2000, there were no Preferred Shares authorized or outstanding.

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

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

         (vi) On March 5, 1999, in connection with the acquisition of Ram-Pak Compaction Services, the Company issued 4,784 Common shares valued at C$100 as part of the acquisition consideration.

         (vii) On June 8, 1999, the Company completed an Initial Public Offering ("IPO") of 3,258,725 Common Shares at a price of $11.00 per share. Of the 3,258,725 Common Shares sold in the offering, 2,998,725 were sold by the Company and 260,000 were sold by certain selling stockholders. The Company received approximately $30 million in net proceeds from the IPO.

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

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

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

         Under the 1999 Stock Option Plan, the Company may grant options to acquire Common Shares up to a maximum of 19% of the then issued and outstanding shares of Common Stock and Common Stock equivalents, including stock options issued under the 1997 Stock Option Plan. Options granted to non-employee directors will generally vest one year from the date of grant. Options granted to non-directors become exercisable only after the second anniversary of the grant date unless otherwise determined by the Compensation Committee. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.

         At June 30, 2000, December 31, 1999, and June 30, 1999, the aggregate options outstanding entitled holders to purchase 1,278,648, 1,004,301 and 495,720 Common Shares, respectively, at prices ranging from C$7.22 - $18.05 and US$4.00 - $14.50. During the six months ended June 30, 2000, no Common Shares were issued under the plans.

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

         At June 30, 2000, December 31, 1999, and June 30, 1999, the aggregate warrants outstanding entitled holders to purchase 92,312, 92,312 and 123,084 Common Shares, respectively. During the six months ended June 30, 2000, no Common Shares were issued on exercise of warrants.

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

                       CAPITAL ENVIRONMENTAL RESOURCE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                         (IN THOUSANDS OF U.S. DOLLARS)

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

6.  NET INCOME (LOSS) PER SHARE INFORMATION

         The following table sets forth the computation of earnings (loss) per Common Share:


--------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                     2000                               1999
--------------------------------------------------------------------------------------------------------------------------
                                                    Basic              Diluted               Basic               Diluted
                                              ----------------------------------------------------------------------------
Net income (loss)                             $       (72)          $       (72)          $     1,142          $     1,142
                                              -----------           -----------           -----------          -----------
Weighted average Common Shares
    outstanding - basic                         7,196,627             7,196,627             2,939,975            2,939,975
Dilutive effect of stock options and
    warrants outstanding                             --                    --                    --                253,705
Common Shares issuable upon
    conversion of redeemable and
    convertible stock                                --                    --                    --              1,398,853
                                              ----------------------------------------------------------------------------
Weighted average common shares
    outstanding - diluted                       7,196,627             7,196,627             2,939,975            4,592,533
                                              ----------------------------------------------------------------------------
 Diluted earnings (loss) per share            $     (0.01)          $     (0.01)          $      0.39          $      0.25
                                              ----------------------------------------------------------------------------

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

OVERVIEW

         Capital Environmental Resource Inc. ("Capital" or the "Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill and recycling services. Capital was founded in May 1997 in order to take advantage of consolidation opportunities in the solid waste industry in secondary markets in Canada and the northern United States. The Company began operations in June 1997 when it acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. and its parent, USA Waste Services, Inc. Since commencing operations, the Company has acquired 42 solid waste services businesses in Canada and the United States, including 43 collection operations, 11 transfer stations, 7 recycling processing facilities and a contract to operate 2 landfills. In addition, the Company owns and operates a landfill located in Coronation, Alberta. The consolidated operations presently serve over 658,000 residential, commercial and industrial customers. Largely as a result of acquisitions, the Company believes that it has become one of the largest solid waste services companies in Canada, and that it has significant opportunities for further growth in both Canada and the northern United States.

         The Company's objective is to build a leading solid waste services company in the markets of Canada and the northern United States in markets other than major urban centers. The Company's strategy for achieving this objective is to make acquisitions that complement its existing business and to generate internal growth. The Company seeks to acquire businesses that expand its existing market presence. The Company's internal growth strategy is focused on increasing its services to existing customers, winning new customers, implementing selective price increases and achieving operating efficiencies.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:


                                                          ($ THOUSANDS)          PERCENTAGE OF       PERCENTAGE
                                                                                     REVENUE           CHANGE
----------------------------------------------------------------------------------------------------------------------
                                                                                                      2000 Over
Three Months Ended June 30                                2000         1999       2000      1999         1999
----------------------------------------------------------------------------------------------------------------------
Revenues                                                $30,668       $22,927     100.0%    100.0%      33.8%
Cost of operations                                       21,218        15,681      69.2      68.4       35.3
Selling, general and administrative expenses              5,330         2,946      17.4      12.8       80.9
Depreciation and amortization expense                     2,695         1,758       8.8       7.7       53.3
------------------------------------------------------------------------------------------------------

Income from operations                                    1,425         2,542       4.6      11.1      (43.9)
Interest and financing expense                            2,240         1,501       7.3       6.6       49.2
------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                          (815)        1,041      (2.7)      4.5
Income tax expense (recovery)                              (404)          375      (1.4)      1.6
------------------------------------------------------------------------------------------------------

Net income (loss)                                       $  (411)      $   666      (1.3)%     2.9%
======================================================================================================

EBITDA                                                  $ 4,120       $ 4,300      13.4%     18.8%      (4.2)%
======================================================================================================


REVENUE

         The sources of revenue and growth rates are as follows: ($thousands)


----------------------------------------------------------------------------------------------------------------------
                                                                                                            GROWTH
Three Months Ended June 30                              2000                            1999                RATES
----------------------------------------------------------------------------------------------------------------------
Commercial and industrial collection                $17,290       56.3%             $ 12,870     56.1%       34.3%
Residential collection                                7,041       23.0                 5,094     22.2        38.2
Transfer station and landfill                         2,694        8.8                 1,938      8.5        39.0
Commercial and residential recycling                  1,375        4.5                   613      2.7       124.3
Contract management and other
   specialized services                               2,268        7.4                 2,412     10.5        (6.0)
----------------------------------------------------------------------------------------------------------
                                                    $30,668      100.0%             $ 22,927    100.0%       33.8
----------------------------------------------------------------------------------------------------------


         The composition of revenue has changed, with a higher portion being generated from both transfer station and landfill and commercial and residential recycling. These components have increased as a result of the revenue mix of acquisitions made over the past twelve months.

         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:


-----------------------------------------------------------------------------------
Three Months Ended June 30                         2000                    1999
-----------------------------------------------------------------------------------
Price                                              3.0%                     2.2%
Volume                                             1.1                      3.0
Acquisitions, net of divestitures                 30.3                     45.6
Foreign currency translation                       0.6                     (1.2)
Other                                             (1.2)                -
-----------------------------------------------------------------------------------

    Total                                         33.8%                    49.6%
-----------------------------------------------------------------------------------


         Total revenues in the quarter were $30.7 million compared to $22.9 million in the same quarter last year. The 33.8% increase was primarily as a result of acquisitions made over the past twelve months. The current period pricing growth continues to be impacted by a disposal reduction in a market place located in the United States that has been passed on to customers. Excluding these price rollbacks, pricing growth was 4.0% in the quarter. Other represents the impact on revenues of the April 1999 fire that destroyed one of the Company's combined material recycling and transfer station facilities. These facilities reopened in late June 2000.

         During the quarter ended June 30, 2000, two acquisitions were completed with annualized revenue of approximately $3.7 million. The Company acquired certain commercial and industrial operations located in Canton and Akron, Ohio, from Republic Waste Service Inc. To build on this new market, the Company acquired certain front load commercial assets and residential assets in Columbus, Ohio. In the same period of the prior year, 11 acquisitions were completed with annualized revenue of approximately $15.0 million.

         Revenue and growth in revenue from geographic components are as follows: ($thousands)


-------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30                             2000                       1999                GROWTH RATES
-------------------------------------------------------------------------------------------------------------------
Eastern Canada                                    $ 15,945     52.0%         $ 11,685     51.0%           36.4%
Western Canada                                       7,658     25.0             4,818     21.0            58.9
United States                                        7,065     23.0             6,424     28.0            10.1
----------------------------------------------------------------------------------------------------
                                                  $ 30,668    100.0%         $ 22,927    100.0%           33.8%
----------------------------------------------------------------------------------------------------


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

COST OF OPERATIONS

         Cost of operations include labor, fuel, equipment maintenance, tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance, the cost of materials purchased to be recycled, subcontractor expense and local, state or provincial taxes. The Company owns and operates 11 transfer stations, which reduces costs by improving utilization of collection personnel and equipment and by consolidating the waste stream to gain access to remote landfills with lower disposal rates. The Company obtained long-term disposal agreements in some of its markets, which it believes, are at or below market disposal rates. There can be no assurance that these contracts can be renewed on favorable terms. Cost of operations for the three months ended June 30, 2000 was $21.2 million compared to $15.7 million for the three months ended June 30, 1999. The 35.3% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the three months ended June 30, 2000 was 69.2%, compared with 68.4% in 1999. In the three months ended June 30, 2000, cost of operations increased as a percentage of revenue primarily as a result of increased disposal costs and additional costs associated with certain national accounts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include management, clerical, financial, accounting and administrative compensation and overhead costs associated with marketing and the sales force, professional services and community relations expense. SG&A expenses for the three months ended June 30, 2000 were $5.3 million compared to $2.9 million for the period ended June 30, 1999. The $2.4 million (80.9%) increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the change to a public company in June of 1999. In addition, during the quarter the Company incurred additional costs related to failed acquisitions, compensation costs, restructuring fees and legal fees. SG&A expenses are not expected to increase in the future unless the Company completes a significant acquisition in the future. As a percentage of revenues, SG&A expenses increased to 17.4% for the three months ended June 30, 2000 from 12.8% in the comparable period last year.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, the amortization of goodwill over 40 years and the amortization of other intangible assets over appropriate time periods. The Company has accounted for all business acquisitions since inception using purchase accounting which has resulted in significant amounts of goodwill being included on the balance sheet. Depreciation and amortization expense for the three months ended June 30, 2000 was $2.7 million compared to $1.8 million for the three months ended June 30, 1999. The 53.3% increase was primarily due to acquisition activity over the past 12 months. As a percentage of revenues, depreciation and amortization expense increased to 8.8% for the three months ended June 30, 2000 from 7.7% for the period ended June 30, 1999. The increase primarily relates to depreciation and amortization associated with the increased goodwill on the balance sheet and capital expenditures incurred over the past 12 months.

INTEREST AND FINANCING EXPENSE

         In the three months ended June 30, 2000, interest and financing expense increased 49.2% to $2.2 million from $1.5 million for the comparable period in 1999. The increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowings to finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the total debt from 7.4% in 1999 to 8.0% in 2000, and an increase in amortization of deferred financing costs related to the 1999 expansion of the Credit Facility.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:


                                                                                    PERCENTAGE OF        PERCENTAGE
                                                          ($ THOUSANDS)                 REVENUE            CHANGE
-----------------------------------------------------------------------------------------------------------------------
                                                                                                           2000 Over
Six Months Ended June  30                               2000         1999           2000       1999         1999
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                $57,030      $ 40,803       100.0%    100.0%        39.8%
Cost of operations                                       38,213        27,693        67.0      67.9         38.0
Selling, general and administrative expenses              9,551         5,284        16.7      13.0         80.8
Depreciation and amortization expense                     5,166         3,291         9.1       8.1         57.0
-----------------------------------------------------------------------------------------------------

Income from operations                                    4,100         4,535         7.2      11.1         (9.6)
Interest and financing expense                            4,250         2,751         7.5       6.7         54.5
-----------------------------------------------------------------------------------------------------

Income (loss) before income taxes                          (150)        1,784        (0.3)      4.4
Income tax expense (recovery)                               (78)          642        (0.2)      1.6
-----------------------------------------------------------------------------------------------------

Net income                                                $ (72)      $ 1,142        (0.1)      2.8%
=====================================================================================================

EBITDA                                                   $9,266       $ 7,826        16.2%     19.2%        18.4%
=====================================================================================================


REVENUE

         The sources of revenue and growth rates are as follows: ($thousands)


----------------------------------------------------------------------------------------------------------------------
                                                                                                            GROWTH
Six Months Ended June 30                                   2000                            1999              RATES
----------------------------------------------------------------------------------------------------------------------
Commercial and industrial collection               $ 32,505       57.0%             $ 23,171     56.8%       40.3%
Residential collection                               12,793       22.4                 9,493     23.3        34.8
Transfer station and landfill                         4,771        8.4                 3,152      7.7        51.4
Commercial and residential recycling                  2,519        4.4                 1,103      2.7       128.4
Contract management and other
   specialized services                               4,442        7.8                 3,884      9.5        14.3
----------------------------------------------------------------------------------------------------------

                                                   $ 57,030      100.0%             $ 40,803    100.0%       39.8%
----------------------------------------------------------------------------------------------------------

         Management's estimates of the components of changes in the Company's consolidated revenue are as follows:


--------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                                                        2000                    1999
--------------------------------------------------------------------------------------------------------------

Price                                                                           2.6%                    2.6%
Volume                                                                          1.6                      2.5
Acquisitions, net of divestitures                                              35.4                     46.9
Foreign currency translation                                                    1.5                     (2.5)
Other                                                                          (1.3)                       -
--------------------------------------------------------------------------------------------------------------

    Total                                                                      39.8%                    49.5%
--------------------------------------------------------------------------------------------------------------


         During the six months ended June 30, 2000, four acquisitions were completed with annualized revenue of approximately $7.2 million. In the same period of the prior year, 16 acquisitions were completed (12 in Canada and 4 in the United States) with annualized revenue of approximately $21.0 million.

         Revenue and growth in revenue from geographic components are as follows: ($thousands)


----------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30                               2000                       1999                GROWTH RATES
----------------------------------------------------------------------------------------------------------------------
Eastern Canada                                    $ 29,565      51.8%         $19,476      47.7%          51.8%
Western Canada                                      14,485      25.4            9,143      22.4           58.4
United States                                       12,980      22.8           12,184      29.9            6.6
----------------------------------------------------------------------------------------------------
                                                  $ 57,030     100.0%         $40,803     100.0%          39.8%
----------------------------------------------------------------------------------------------------


COST OF OPERATIONS

         Cost of operations for the six months ended June 30, 2000 was $38.2 million compared to $27.7 million for the six months ended June 30, 1999. The 38.0% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the six months ended June 30, 2000 was 67.0%, compared with 67.9% in 1999. In the six months ended June 30, 2000, cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months and further internalization of waste through the Company's transfer stations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the six months ended June 30, 2000 were $9.6 million compared to $5.3 million for the period ended June 30, 1999. The $4.3 million (80.8%) increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the change to a public company in June of 1999. In addition during the period, the Company incurred additional costs related to failed acquisitions, compensation costs, restructuring fees and legal fees. As a percentage of revenues, SG&A expenses increased to 16.7% for the six months ended June 30, 2000 from 13.0% in the same period last year.

DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense for the six months ended June 30, 2000 was $5.2 million compared to $3.3 million for the six months ended June 30, 1999. The 57.0% increase was primarily due to acquisition activity over the past 12 months. As a percentage of revenues, depreciation and amortization expense increased to 9.1% for the six months ended June 30, 2000 from 8.1% for the period ended June 30, 1999. The increase primarily relates to depreciation and amortization associated with the increased goodwill on the balance sheet and capital expenditures incurred over the past 12 months.

INTEREST AND FINANCING EXPENSE

         In the six months ended June 30, 2000, interest and financing expense increased 54.5% to $4.3 million from $2.8 million for the period ended in 1999. The increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowings to finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the total debt from 7.5% in 1999 to 7.8% in 2000, and an increase in amortization of deferred financing costs related to the 1999 expansion of the Credit Facility.

INCOME TAXES

         The effective income tax rate during 2000 has increased to 52.0% compared to 36.0% during the same period in 1999. The increase rate over the prior year primarily relates to the higher proportion of business in Canada, which has a higher tax rate than the United States, and the increase in non-deductible goodwill amortization.

FINANCIAL CONDITION

         As of June 30, 2000 and December 31, 1999, the Company's capital consisted of: ($thousands)


------------------------- ------------------------------- ------------------------------- --------------
                                  JUNE 30, 2000                 DECEMBER 31, 1999            CHANGE
------------------------- ------------------------------- ------------------------------- --------------
                                   (unaudited)                      (audited)

Long-term debt                   $103,014       62.8%              $91,344     59.5%             12.8%
Deferred income taxes               3,849        2.3                 3,813      2.5               0.9
Stockholders' equity               57,139       34.9%               58,320     38.0              (2.0)
------------------------- ---------------- -------------- ----------------- ------------- --------------
                                 $164,002      100.0%             $153,477    100.0%              6.9%
------------------------- ---------------- -------------- ----------------- ------------- --------------


         The $11.7 million increase in long-term debt is primarily a result of borrowing since year end to finance acquisition activity and capital expenditures, partly offset by repayments during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements include acquisitions, working capital increases and fixed asset replacement. The Company plans to meet capital needs through various financial sources, including internally generated funds, debt and equity financing. As of June 30, 2000, adjusted working capital was $7.5 million (December 31, 1999 - $7.6 million), excluding the current portion of long-term debt. The Company generally applies the cash generated from its operations that remains available after satisfying working capital and capital expenditure requirements to reduce indebtedness under the Credit Facility and to minimize cash balances. Working capital requirements are financed from internally generated funds and bank borrowings.

         For the six months ended June 30, 2000, net cash provided by operations was $5.9 million, compared to $2.5 million for the quarter ending June 30, 1999. This increase was primarily due to reduction in the usage of cash for working capital primarily through improved accounts receivable. Days sales outstanding has significantly improved from 53 in June of 1999 to 42 in June 2000. This was partly offset by higher tax payments.

         For the six months ended June 30, 2000, net cash used in investing activities was $19.6 million. Most of this was related to spending on capital expenditures of $10.3 million and funding current year acquisitions of approximately $8.2 million. Capital expenditures for 2000 are expected to be approximately $15 million primarily for vehicle and equipment additions and replacements. The Company intends to continue to fund capital expenditures principally through internally generated funds. The net cash used in investing decreased $8.7 million from the $28.2 million used in investing activities for the quarter ending June 30, 1999. This is primarily due to the reduced acquisition activity partly offset by the timing and increased level of capital expenditures in the current year.

         For the six months ended June 30, 2000, net cash provided by financing activities was $13.3 million. This was provided primarily by net borrowings of $24.5 million and was partly offset by cash used for other financing payments. The $11.7 million decrease from the $25.0 million provided by financing activities in the prior year was primarily due to the reduction in acquisition activity.

         The Company has a combined $110.0 million Credit and Term Loan Agreement ("Loan Agreement") with a syndicate of banks led by Bank of America N.A., as agent and United States agent, Bank of America Canada as Canadian agent and Canadian Imperial Bank of Commerce as syndication agent. As of June 30, 2000 approximately $96.5 million (December 31, 1999 - $72.8 million) under the Loan Agreement was outstanding. The Loan Agreement is secured by all of the Company's assets, including the interest in the equity securities of the Company's subsidiaries. Of the $96.5 million outstanding at June 30, 2000, $19.8 million consisted of U.S. dollar loans bearing interest at approximately 8.9% and $76.7 million consisted of Canadian dollar loans bearing interest at approximately 7.9%.

         The Company believes that its cash flows from its operations throughout the balance of fiscal 2000 and for fiscal 2001 will be sufficient to service its ongoing business obligations and to repay debt service obligations based on the existing arrangements under its senior debt facility. As a result of the breach of a covenant under the senior credit facility, the senior debt facility is subject to demand. There is no assurance that the Company will be successful in its efforts to have the covenant violation waived or to have the existing covenants amended. In the event that the Company is unsuccessful in its negotiations with the bank and should the lenders demand payment on their senior debt facility, the Company would be required to raise additional debt or equity to extinguish the senior debt facility. However, there is no assurance that the Company would be successful in obtaining additional debt or capital on acceptable terms.

         The Loan Agreement will terminate in November 2004. The Loan Agreement requires the Company to maintain fixed financial ratios and satisfy other predetermined requirements, such as a minimum net worth, a minimum interest coverage ratio, a maximum debt to total capital ratio and a maximum debt to proforma EBITDA ratio and imposes annual restrictions on capital expenditures. The Loan Agreement also restricts the Company's ability to incur or assume other debt or capital leases beyond a fixed amount and does not permit the payment of cash dividends. In addition, it requires the lenders' approval for acquisitions where the purchase price exceeds $10.0 million and for all landfill acquisitions. As of June 30, 2000, an aggregate of $100.3 million was outstanding under the Loan Agreement, after taking into account letters of credit of $3.8 million subject to the restrictions noted above.

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

OTHER LEGAL PROCEEDINGS

         See Note 4 (b) of Notes to Consolidated Financial Statements.

SUBSEQUENT EVENTS

         Effective August 2, 2000, Tony Busseri, Chairman and Chief Executive Officer, was no longer employed by the Company. Bruce Cummings, a member of the Company's Board of Directors, assumed the position of Chairman.

         The Board of Directors established an Executive Committee to oversee the ongoing operations of the Company and to develop ongoing operational policies and procedures for the Company and to otherwise carry out the duties of the CEO on an interim basis. David Lowenstein, David Langille and Bruce McMaken were appointed members of the Executive Committee. David Lowenstein, a member of the Company's Board, will serve as Chairman of the Executive Committee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

         There were no material changes in information that would be provided in this section during the six months ended June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         At the Company's annual and special meeting of stockholders held on June 6, 2000, the Company's shareholders approved the following:

1.       The election of the following as directors for the following terms:


                  NAME OF DIRECTOR                   TERM

                  Bruce Cummings            until the annual meeting of the
                                            shareholders for the fiscal year
                                            ended December 31, 2002

                  David Lowenstein          until the annual meeting of the
                                            shareholders for the fiscal year
                                            ended December 31, 2002

                  Allard Loopstra           until the annual meeting of the
                                            shareholders for the fiscal year
                                            ended December 31, 2002

2. Ratification of the appointment by the Board of Directors of the firm of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended December 31, 2000 and authorization for the directors to fix the remuneration therefor.

3. Amendment of the 1999 stock option plan to increase the number of shares of the Company's common stock that are available for option grant under the plan to 19% from 15%.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

         See Note 4 (b) of Notes to Consolidated Financial Statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAPITAL ENVIRONMENTAL RESOURCE INC.

August 14, 2000                     /s/ Bruce Cummings
                                    --------------------------------------------
                                    Bruce Cummings
                                    Chairman of the Board

August 14, 2000                     /s/ David Langille
                                    --------------------------------------------
                                    David Langille
                                    Executive Vice President, Chief Financial
                                    Officer