Form 10-Q
period 2000-09-30
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2000-11-14
CIK 1065736

S E C U R I T I E S   A N D   E X C H A N G E   C O M M I S S I O N
WASHINGTON, D.C. 20549




FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission file number 333-77633





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




	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

	As of October 31, 2000, there were 7,196,627 common shares outstanding.






CAPITAL ENVIRONMENTAL RESOURCE INC.


INDEX TO FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000




PART 1	FINANCIAL INFORMATION

Item 1		Financial Statements

		Consolidated Balance Sheets as at September 30, 2000 and December
		31, 1999		3

		Consolidated Statements of Operations and Comprehensive Income
  		(Loss) for the three month and/or nine month periods ended September
		30, 2000 and 1999	                     5

		Consolidated Statement of Stockholders' Equity for the nine month
		period ended September 30, 2000          	         6

		Consolidated Statements of Cash Flows for the nine month periods
		ended September 30, 2000 and 1999.........		7

		Notes to Consolidated Financial Statements 		8

Item 2		Management's Discussion and Analysis of Financial
		Condition and Results of Operations		 14

Item 3		Quantitative and Qualitative Disclosures about Market Risk		22


PART II	OTHER INFORMATION

Item 1	Legal Proceedings		 22


SIGNATURES		 23

CAPITAL ENVIRONMENTAL RESOURCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)















September 30,

December 31,







2000

1999







(unaudited)

(audited)
ASSETS







Current assets








 Cash and cash equivalents




$         147

$     1,398
 Trade accounts receivable (net of allowance for doubtful






    accounts of $253; December 31, 1999 - $331)



17,074

14,655
 Inventory, prepaid expenses and other current  assets

2,423

3,724
 Employee loans





214

471
Total current assets




19,858

20,248










Property and equipment, net





53,406

40,692










Other assets








 Goodwill (net of accumulated amortization of $5,589; December 31, 1999 - $3,528)



93,200

95,654
 Other intangibles and non-current assets



4,819

5,358
 Deferred income taxes



4,212

4,175
Total assets





$  175,495

$  166,127


















The accompanying notes are an integral part of these statements

CAPITAL ENVIRONMENTAL RESOURCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars)















September 30,

December 31,







2000

1999







(unaudited)

(audited)
LIABILITIES







Current liabilities







 Accounts payable and accrued liabilities



$     12,729

$    12,050
 Accrued purchase liabilities



341

600
 Current portion of long-term debt  (Note 3)



98,556

13,145
Total current liabilities




111,626

25,795









Long-term debt  (Note 3)





  4,558

78,199










Deferred income taxes





3,538

3,813






119,722

107,807



















Commitments and contingencies (Note 3 & 4)


























STOCKHOLDERS' EQUITY







 Common Stock; 7,196,627 issued and outstanding;
   (December 31, 1999 - 7,196,627) (Note 5)



57,066

57,066
 Accumulated other comprehensive loss


(2,661)

(890)
 Retained earnings





1,368

2,144
Total stockholders' equity




55,773

58,320










Total liabilities and stockholders' equity


$   175,495

$   166,127
















The accompanying notes are an integral part of these statements

CAPITAL ENVIRONMENTAL RESOURCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except share and per share data)
(unaudited)




STATEMENTS OF OPERATIONS





Three Months Ended
September 30

Nine Months Ended
September 30

2000

1999

2000

1999



Revenues
$  31,674

$   28,716

$  88,704

$   69,519
Operating expenses:







   Cost of operations
21,997

19,679

60,210

47,372
   Selling, general and administrative expenses
5,373

3,421

14,924

8,705
   Depreciation and amortization expense
2,833

2,320

7,999

5,611








Income from operations
1,471

3,296

5,571

7,831








Interest and financing expense
2,939

1,592

7,189

4,343








Income (loss) before income taxes
(1,468)

1,704

(1,618)

3,488








Income tax provision (recovery)
(764)

614

(842)

1,256








Net income (loss) for the period
$      (704)

$     1,090

$      (776)

$    2,232








Basic net income (loss) per common share
$    (0.10)

$       0.15

$    (0.11)

$      0.51








Diluted net income (loss) per common share
$    (0.10)

$       0.15

$    (0.11)

$      0.40








Weighted average number of common
  shares outstanding (Note 6)















   Basic
7,196,627

7,155,538

7,196,627

4,360,605








   Diluted
7,288,799

7,365,567

7,288,876

5,531,156
























STATEMENTS OF COMPREHENSIVE INCOME (LOSS)














Net income (loss) for the period




$      (776)

$    2,232








Other comprehensive income (loss) -







  foreign currency translation adjustments




(1,771)

159








Comprehensive income (loss) for the period



$    (2,547)

$    2,391


















The accompanying notes are an integral part of these statements

CAPITAL ENVIRONMENTAL RESOURCE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands of U.S. dollars)
(unaudited)








Common stock


Accumulated other comprehensive



Retained earnings



Shares

Amount

loss



Total




Balances at December 31, 1999
7,196,627

$ 57,066

$      (890)

$  2,144

$ 58,320










Foreign currency translation adjustments
-

-

(1,771)

-

(1,771)










Income for the period
-

-

-

(776)

(776)










Balances at September 30, 2000
7,196,627

$ 57,066

$   (2,661)

$  1,368

$ 55,773




























The accompanying notes are an integral part of these statements

CAPITAL ENVIRONMENTAL RESOURCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
(unaudited)













Nine Months Ended
September 30








2000

1999

Cash flows from operating activities:




Net income (loss) for the period


$   (776)

$ 2,232

Adjustments to reconcile net income to net cash flows from operating activities -






   Depreciation and amortization



7,999

5,611

   Deferred income taxes



(421)

879

   Net gain on disposal of property, plant and equipment



(75)

  (134)

   Restructuring and assets written down



1,784

-

   Other



473

  255

Changes in operating assets and liabilities, net of effect of acquisitions and divestitures -







   Trade accounts receivable



(1,012)

(4,756)

   Prepaid expenses and other current assets



(464)

(377)

   Accounts payable and accrued liabilities



780

       432

   Income and other taxes



(2,188)

      (914)





6,100

3,228
Cash flows from investing activities:




Acquisition of businesses, net of cash acquired



(7,847)

(46,393)

Capital expenditures


(13,651)

(2,763)

Proceeds from sale/replacement of assets



1,671

374

Net loans and advances to employees



42

(272)

Other


(1,173)

(1,412)





(20,958)

(50,466)
Cash flows from financing activities:




Proceeds from issuance of long-term debt


25,495

62,732

Principal payments on long-term debt


(11,003)

(36,618)

Repayment of capital lease liability


(765)

(812)

Net proceeds from issuance of common stock


-

30,875

Redemption of redeemable and convertible stock


-

(6,900)

Debt issuance costs


(90)

(1,824)





13,637

47,453
Effect of exchange rate changes on cash and cash
       equivalents


(30)

44











Increase (decrease) in cash and cash equivalents

(1,251)

259











Cash and cash equivalents at beginning of period

1,398

1,060











Cash and cash equivalents at end of period
$     147

$  1,319











SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:

Value of acquisitions partially or totally effected by the issue of capital stock



$        -

$      66

Other long-term liabilities assumed on acquisition



$     55

$    709

Assets acquired under capital leases



$     53

$ 3,374
The accompanying notes are an integral part of these statements

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands of U.S. dollars)


1.  Basis of Presentation

	The accompanying interim consolidated financial statements
of Capital Environmental Resource Inc. and its subsidiaries (the "Company")
for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the
instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, they
do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

	The Company's consolidated balance sheet as of September
30, 2000, and the interim consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three and/or nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. The consolidated financial statements presented herein should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Acquisitions

	For the nine months ended September 30, 2000, the Company acquired three solid waste collection businesses and one landfill that were accounted for using the purchase method of accounting. The aggregate consideration for these acquisitions was approximately
$7.9 million. The purchase prices have been allocated to the identified intangible and tangible assets acquired based on fair values at the dates of acquisition, with any residual amounts allocated to goodwill or landfill property as appropriate.

3. Long-term debt

	The Company has pledged all of its assets, including the stock of its subsidiaries, as collateral under the $110.0 million senior debt. A $85.0 million Credit Facility matures in November 2004 with a $25.0 million Term Loan requiring principal repayments beginning in November
2002.









CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands of U.S. dollars)

Long-term debt consists of the following:

September 30,

December 31,

2000

1999

(unaudited)

(audited)


Senior debt
$       96,885

$      72,763




Subordinated promissory notes
-

11,371




Capital lease obligations
4,239

4,995




Other
1,990

2,215

103,114

91,344
Less:  current portion
98,556

13,145

$        4,558

$      78,199

	As at June 30, 2000 and September 30, 2000, the Company was in breach of certain financial covenants under its Senior Debt facilities. The Company is in discussions with its bankers to obtain an amendment to its Senior Debt facility and accordingly the senior debt is subject to demand.
The Company has received a proposed amendment from its banks, which will cure the covenant breach and is currently negotiating the amendment.
In the event the Company is unsuccessful in its negotiations with the bank and should the lenders demand payment on their Senior Debt facility, the Company would be required to raise additional debt or equity to extinguish the Senior Debt facility. There is no assurance the Company will be successful in obtaining additional debt or capital on acceptable terms.

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


CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands of U.S. dollars)

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

In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. However, other than as described below, as at September 30, 2000, there was no current proceeding or litigation involving the Company that the Company believes will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

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

(c) Contingent payment related to acquisitions

In connection with the acquisition of Western Waste from L&S
Bishop Enterprises ("L&S"), the Company may have to make an additional payment to L&S. L&S may elect to sell up to 112,323 shares in the future and if, at that time, the price of the Common Stock is less than C$21.67 per share, the Company will have to make up the shortfall. This agreement was subject to a 180-day lock-up agreement, which expired on December 8, 1999. The Company has since been advised that L&S has sold the aforementioned shares resulting in a shortfall of approximately $1.0 million however, in view of the litigation referred to in Note 4 (b) challenging the Shares Purchase Agreement, the obligation of the Company, if any, will not be recorded until the litigation is settled.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands of U.S. dollars)

5. Capital Stock

	a)	Changes in Capital Stock since Inception on May 23, 1997:

Common and preferred stock

	The Company has an unlimited number of Preferred Shares, issuable in series. As of September 30, 2000, there were no Preferred Shares authorized or outstanding.

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

(viii) On June 8, 1999, the Convertible Preference Shares were converted into 1,107,750 Common Shares; the Class "B" Special Stock was converted into 484,645 Common Shares and the Redeemable
Common Shares were converted into 280,240 Common Shares.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands of U.S. dollars)

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

	At September 30, 2000, December 31, 1999, and
September 30, 1999, the aggregate options outstanding entitled holders to purchase 1,110,648, 1,004,301 and 974,301 Common Shares, respectively, at prices ranging from C$7.22 - $18.05 and US$3.46 - $14.50. During the nine months ended September 30, 2000, no Common Shares were issued under the plans.

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




CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands of U.S. dollars)

	At September 30, 2000, December 31, 1999, and
September 30, 1999, the aggregate warrants outstanding entitled holders to purchase 92,312, 92,312 and 123,084 Common Shares, respectively. During the nine months ended September 30, 2000, no Common Shares were issued on exercise of warrants.

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

6.  Net Income (Loss) per Share Information

The following table sets forth the computation of earnings (loss) per Common Share:
Nine Months Ended September 30
2000
1999

Basic

Diluted

Basic

Diluted




Net income (loss)
$       (776)

$       (776)

$     2,232

$     2,232
Weighted average Common Shares
    outstanding - basic
7,196,627

7,196,627

4,360,605

4,360,605
Dilutive effect of stock options and
    warrants outstanding
-

92,249

-

243,106
Common Shares issuable upon conversion
    of redeemable and convertible stock
-

-

-

927,445
Weighted average common shares
    outstanding - diluted
7,196,627

7,288,876

4,360,605

5,531,156
 Diluted earnings (loss) per share
$      (0.11)

$      (0.11)

$       0.51

$       0.40

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Overview

Capital Environmental Resource Inc. ("Capital" or the "Company") is a regional, integrated solid waste services company that provides collection, transfer, disposal, landfill and recycling services. Capital was founded in May 1997 in order to take advantage of consolidation opportunities in the solid waste industry in secondary markets in Canada and the northern United States. The Company began operations in June 1997 when it acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. and its parent, USA
Waste Services, Inc. Since commencing operations, the Company has acquired 42 solid waste services businesses in Canada and the United States, including 43 collection operations, 11 transfer stations, 7 recycling processing facilities and a contract to operate 2 landfills. In addition, the Company owns and operates a landfill located in Coronation, Alberta. The consolidated operations presently serve over 658,000 residential, commercial and industrial customers.
Largely as a result of acquisitions, the Company believes that it has become one of the largest solid waste services companies in Canada.

The Company's objective is to build a leading solid waste services company in the markets of Canada and the northern United States in markets other than major urban centers. The Company's strategy for achieving this objective is to generate internal growth and to make selective acquisitions that complement its existing business. The Company seeks to acquire businesses that expand its existing market presence. The Company's internal growth strategy is focused on increasing its services to existing customers, winning new customers, implementing selective price increases and achieving operating efficiencies.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

	The following table sets forth items in the Consolidated
Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:


($ thousands)


Percentage of Revenue

PercentageChange

Three Months Ended September 30

2000


1999


2000

1999
2000 Over 1999


Revenues
$31,674

$28,716

100.0%
 100.0%
10.3%
Cost of operations
21,997

19,679

69.4
68.5
11.8
Selling, general and administrative expenses
5,373

 3,421

17.0
11.9
57.1
Depreciation and amortization expense
2,833

2,320

9.0
  8.1
22.1








Income from operations
1,471

3,296

4.6
 11.5
(55.4)
Interest and financing expense
2,939

 1,592

9.2
 5.6
84.6








Income (loss) before income taxes
(1,468)

1,704

(4.6)
  5.9
n.a.
Income tax provision (recovery)
(764)

   614

(2.4)
  2.1
n.a.








Net income (loss)
$    (704)

  $ 1,090

(2.2)%
  3.8%
n.a.








EBITDA
$  4,304

$ 5,616

   13.6%
19.6%
(23.4)%

Revenue

	The sources of revenue and growth rates are as follows: ($thousands)






Growth
Three Months Ended September 30
2000

1999

Rates




Commercial and industrial collection
$    18,017

56.9%

$   16,841

58.6%

7.0%
Residential collection
7,153

22.6

 5,695

19.8

25.6
Transfer station and landfill
2,505

7.9

2,517

8.8

(0.5)
Commercial and residential recycling
1,234

3.9

  1,029

3.6

19.9
Contract management and other
   specialized services
2,765

8.7

2,634

 9.2

5.0











$    31,674

100.0%

$   28,716

100.0%

10.3%






	Management's estimates of the components of changes in the Company's consolidated revenue are as follows:
Three Months Ended September 30
2000

1999

Price
1.0%

2.0%
Volume
2.1

3.0
Acquisitions, net of divestitures
7.0

62.4
Foreign currency translation
0.2

1.3




    Total
10.3%

68.7%

	Total revenues in the quarter were $31.7 million compared to $28.7 million in the same quarter last year. The 10.3% increase was primarily as a result of acquisitions made over the past twelve months. The current period pricing continues to be impacted by a disposal price reduction in a market place located in the United States, which has been passed on to customers. Excluding these price rollbacks, pricing growth was 1.8% in the quarter.

	There were no acquisitions completed during the quarter
ended September 30, 2000.   In the same period of the prior year, three
acquisitions were completed with annualized revenue of approximately $13.0 million.

	Revenue and growth in revenue from geographic components are as follows: ($thousands)
Three Months Ended September 30
2000

1999

Growth Rates


Eastern Canada
$16,674
52.6%

$15,651
54.5%

6.5%
Western Canada
7,785
24.6

6,204
21.6

25.5
United States
7,215
22.8

6,861
23.9

5.2

$ 31,674
100.0%

$ 28,716
100.0%

10.3%

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

Cost of operations

	Cost of operations include labor, fuel, equipment maintenance, tipping fees paid to third-party disposal facilities, worker's compensation and vehicle insurance, the cost of materials purchased to be recycled, subcontractor expense and local, state or provincial taxes. The Company owns and operates 11 transfer stations, which reduces costs by improving utilization of collection personnel and equipment and by consolidating the waste stream to gain access to remote landfills with lower disposal rates. The Company obtained long-term disposal agreements in some of its markets, which it believes, are at or below market disposal rates. There can be no assurance that these contracts can be renewed on favorable terms. Cost of operations for the three months ended September 30, 2000 was $22.0 million compared to $19.7 million for the three months ended September 30, 1999. The 11.8% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the three months ended September 30, 2000 was 69.4%, compared with 68.5% in 1999. In the three months ended September 30, 2000, cost of operations increased as a percentage of revenue primarily as a result of increased disposal costs and additional costs associated with certain national accounts.

Selling, general and administrative expenses

	Selling, general and administrative ("SG&A") expenses include management, clerical, financial, accounting and administrative compensation and overhead costs associated with marketing and the sales force, professional services and community relations expense. SG&A expenses for the three months ended September 30, 2000 were $5.4 million compared to $3.4 million for the period ended September 30, 1999. The $2.0 million or 57.1% increase compared to the prior year primarily relates to infrastructure changes to support business growth compared to the prior period and additional costs related to restructuring the Company due to a strategic decision to focus on improving current operations. Approximately $1.4 million of unusual items occurred in the quarter primarily relating to severance costs, a contract renegotiation, and various associated accruals. As a percentage of revenues, SG&A expenses increased to 17.0% for the three months ended September 30, 2000 from 11.9% in the comparable period last year.

Depreciation and amortization expense

	Depreciation and amortization expense includes depreciation of fixed assets over the estimated useful life of the assets using the straight-line method, the amortization of goodwill over 40 years and the amortization of other intangible assets over appropriate time periods. The Company has accounted for all business acquisitions since inception using purchase accounting which has resulted in significant amounts of goodwill being included on the balance sheet. Depreciation and amortization expense for the three months ended September 30, 2000 was $2.8 million compared to $2.3 million for the three months ended September 30, 1999. The
22.1% increase was primarily due to acquisition activity over the past
12 months. As a percentage of revenues, depreciation and amortization expense increased to 9.0% for the three months ended September
30, 2000 from 8.1% for the period ended September 30, 1999. The increase primarily relates to depreciation and amortization associated with the increased goodwill on the balance sheet and capital expenditures incurred over the past 12 months.

Interest and financing expense

	In the three months ended September 30, 2000, interest and financing expense increased 84.6% to $2.9 million from $1.6 million for the comparable period in 1999. The increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowings to finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the total debt from 7.4% in 1999 to 9.62% in 2000, an increase in amortization of deferred financing costs related to the 1999 expansion of the Credit Facility and anticipated costs associated with amending the Credit Facility.

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

	The following table sets forth items in the Consolidated
Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:



($ thousands)


Percentage of Revenue

Percentage
Change

Nine Months Ended September  30

2000


1999


2000

1999
2000 Over 1999


Revenues
$88,704

$ 69,519

100.0%
 100.0%
27.6%
Cost of operations
60,210

47,372

67.9
68.1
27.1
Selling, general and administrative expenses
14,924

 8,705

16.8
12.5
71.4
Depreciation and amortization expense
7,999

5,611

9.0
  8.1
42.6








Income from operations
5,571

7,831

6.3
 11.3
(28.9)
Interest and financing expense
7,189

 4,343

8.1
 6.3
65.5








Income (loss) before income taxes
(1,618)

  3,488

(1.8)
  5.0
n.a.
Income tax provision (recovery)
(842)

   1,256

(0.9)
  1.8
n.a.








Net income
$    (776)

$   2,232

(0.9)
  3.2%
n.a.








EBITDA
$13,570

$ 13,442

15.3%
19.3%
1.0%

Revenue

	The sources of revenue and growth rates are as follows: ($thousands)


Growth
Nine Months Ended September 30
2000

1999

Rates




Commercial and industrial collection
$   50,522

57.0%

$   40,012

57.6%

26.3%
Residential collection
19,946

22.5

 15,188

21.8

31.3
Transfer station and landfill
7,276

8.2

  5,669

8.1

28.3
Commercial and residential recycling
3,753

4.2

2,132

3.1

76.0
Contract management and other
   specialized services
 7,207

 8.1

6,518

 9.4

 10.6

$   88,704

100.0%

$   69,519

100.0%

 27.6%

       Management's estimates of the components of
changes in the Company's consolidated revenue are as follows:
Nine Months Ended September 30
2000

1999

Price
2.0%

2.4%
Volume
0.9

2.7
Acquisitions, net of divestitures
23.7

52.8
Foreign currency translation
1.0

 (1.0)
Other
-

-




    Total
27.6%

56.9%

	During the nine months ended September 30, 2000, four acquisitions were completed with annualized revenue of approximately $7.2 million. In the same period of the prior year, 19 acquisitions were completed (15 in Canada and 4 in the United States) with annualized revenue of approximately $34.0 million. Other represents the impact on revenues of the May 18, 1999 fire that destroyed one of the Company's material recycling and transfer station facilities. The facility reopened in late June 2000.

	Revenue and growth in revenue from geographic components are as follows: ($thousands)
Nine Months Ended September 30
2000

1999

Growth Rates


Eastern Canada
$ 46,239
52.1%

$35,127
50.5%

31.6%
Western Canada
22,270
25.1

15,347
22.1

45.1
United States
20,195
22.8

19,045
27.4

6.0

$ 88,704
100.0%

$ 69,519
100.0%

27.6%

Cost of operations

	Cost of operations for the nine months ended September
30, 2000 was $60.2 million compared to $47.4 million for the nine months ended September 30, 1999. The 27.1% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the nine months ended September 30, 2000 as 67.9%, compared with 68.1% in 1999. In the nine months ended September 30, 2000, cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months and further internalization of waste through the Company's transfer stations.

Selling, general and administrative expenses

	Selling, general and administrative expenses for the nine months ended September 30, 2000 were $14.9 million compared to $8.7 million for the period ended September 30, 1999. The $6.2 million (71.4%) increase primarily relates to additional management, consulting and related costs to support the Company's level of growth and additional requirements related to the change to a public company in June of 1999. In addition during the period, the Company incurred additional costs in excess of $2.2 million related to failed acquisitions, severance costs, a contract renegotiation and legal fees. As a percentage of revenues, SG&A expenses increased to 16.8% for the nine months ended September 30, 2000 from 12.5% in the same period last year.

Depreciation and amortization expense

	Depreciation and amortization expense for the nine months ended September 30, 2000 was $8.0 million compared to $5.6 million for the nine months ended September 30, 1999. The 42.6% increase was primarily due to acquisition activity over the past 12 months. As a percentage of revenues, depreciation and amortization expense increased to 9.0% for the nine months ended September 30, 2000 from 8.1% for the period ended September
30, 1999. The increase primarily relates to depreciation and amortization associated with the increased goodwill on the balance sheet and capital expenditures incurred over the past 12 months. Interest and financing expense

	In the nine months ended September 30, 2000, interest and financing expense increased 65.5% to $7.2 million from $4.3 million for the period ended in 1999. The increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowings to finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the total debt from 7.5% in 1999 to 8.4% in 2000, and an increase in amortization of deferred financing costs related to the 1999 expansion of the Credit Facility.

Income taxes

	The effective income tax rate during 2000 has increased to 52.0% compared to 36.0% during the same period in 1999. The increase rate over the prior year primarily relates to the higher proportion of business in Canada, which has a higher tax rate than the United States, and the increase in non-deductible goodwill amortization.

Financial Condition

	As of September 30, 2000 and December 31, 1999, the Company's capital consisted of: ($thousands)

September 30, 2000

December 31, 1999

Change

(unaudited)

(audited)


<S<


Long-term debt
Deferred income taxes
Stockholders' equity
$103,114
3,538
55,773
63.5%
  2.2
34.3

$  91,344
3,813
58,320
  59.5%
    2.5
  38.0

12.9%
(7.2)
(4.4)

$162,425
100.0%

$153,477
100.0%

5.8%

	The $11.8 million increase in long-term debt is primarily a result of borrowing since year-end to finance acquisition activity and capital expenditures, partly offset by repayments during the period.

Liquidity and Capital Resources

	The Company's capital requirements include acquisitions, working capital increases and fixed asset replacement. The Company plans to meet capital needs through various financial sources, including internally generated funds, debt and equity financing. As of September 30, 2000, adjusted working capital was $6.8 million (December 31, 1999 - $7.6 million), excluding the current portion of long-term debt. The Company generally applies the cash generated from its operations that remains available after satisfying working capital and capital expenditure requirements to reduce indebtedness under the Credit Facility and to minimize cash balances. Working capital requirements are financed from internally generated funds and bank borrowings.

	For the nine months ended September 30, 2000, net cash provided by operations was $6.1 million, compared to $3.2 million for the nine months ending September 30, 1999. This increase was primarily due to a reduction in the usage of cash for working capital primarily through improved accounts receivable. Days sales outstanding has significantly improved from 50 in September of 1999 to 43 in September 2000. This was partly offset by higher tax payments.

	For the nine months ended September 30, 2000, net cash used in investing activities was $21.0 million. Most of this was related to spending on capital expenditures of $13.7 million and funding current year acquisitions of approximately $7.9 million. Capital expenditures for 2000 are expected to be approximately
$7.5 million primarily for vehicle and equipment additions and replacements. The Company intends to continue to fund capital expenditures principally through internally generated funds. The net cash used in investing decreased $29.5 million from the $50.5 million used in investing activities for the nine months ending September 30, 1999. This is primarily due to the reduced acquisition activity partly offset by the timing and increased level of capital expenditures in the current year.

	For the nine months ended September 30, 2000, net cash provided by financing activities was $13.6 million. This was provided primarily by net borrowings of $25.5 million and was partly offset by cash used for other financing payments. The $33.9 million decrease from the $47.5 million provided by financing activities in the prior year was primarily due to the reduction in acquisition activity.

	The Company has a combined $110.0 million Credit and Term Loan Agreement ("Loan Agreement") with a syndicate of banks led by Bank of America N.A., as agent and United States agent, Bank of America Canada as Canadian agent and Canadian Imperial Bank of Commerce as syndication agent. As of September 30, 2000 approximately $96.9 million (December 31, 1999 -
$72.8 million) under the Loan Agreement was outstanding.  The
Loan Agreement is secured by all of the Company's assets, including the interest in the equity securities of the Company's subsidiaries. Of the $96.9 million outstanding at September 30, 2000, $44.8 million consisted of U.S. dollar loans bearing interest at approximately 10.8% and $52.1 million consisted of Canadian dollar loans bearing interest at approximately 10.5%.

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

	The current Loan Agreement will terminate in November
2004. The Loan Agreement requires the Company to maintain fixed financial ratios and satisfy other predetermined requirements, such as a minimum net worth, a minimum interest coverage ratio, a maximum debt to total capital ratio and a maximum debt to proforma EBITDA ratio and imposes annual restrictions on capital expenditures. The Loan Agreement also restricts the Company's ability to incur or assume other debt or capital leases beyond a fixed amount and does not permit the payment of cash dividends. In addition, it requires the lenders' approval for certain acquisitions. As of September 30, 2000, an aggregate of $100.3 million was outstanding under the Loan Agreement, after taking into account letters of credit of $3.4 million subject to the restrictions noted above.

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

Other legal proceedings

	See Note 4 (b) of Notes to Consolidated Financial Statements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


	There were no material changes in information that would be provided in this section during the nine months ended
September 30, 2000.


PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS


	See Note 4 (b) of Notes to Consolidated Financial Statements.









SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						CAPITAL ENVIRONMENTAL RESOURCE INC.



November 14, 2000				/s/ Bruce Cummings  ______											Bruce Cummings
						Chairman of the Board


November 14, 2000				/s/ David Langille		____________								David Langille
						Executive Vice President, Chief Financial Officer


23


	- 1 -



	- 16 -