Form 10-Q/A
period 2000-09-30
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2000-11-16
CIK 1065736

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

	Consolidated Statements of Cash Flows for the nine month periods
	ended September 30, 2000 and 1999                                    7

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

                        CAPITAL ENVIRONMENTAL RESOURCE INC.
                           CONSOLIDATED BALANCE SHEETS
                          (In thousands of U.S. dollars)

                                                         September 30,    December 31,
                                                             2000             1999
ASSETS                                                    (unaudited)      (audited)
Current assets
  Cash and cash equivalents                                  $   147         $  1,398
  Trade accounts receivable (net of allowance for
   doubtful accounts of $253; December 31, 1999 - $331)       17,074           14,655
  Inventory, prepaid expenses and other current assets         2,423            3,724
  Employee loans                                                 214              471
Total current assets                                          19,858           20,248

Property and equipment, net                                   53,406           40,692

Other assets
  Goodwill (net of accumulated amortization of
    $5,589; December 31, 1999 - $3,528)                       93,200           95,654
  Other intangibles and non-current assets                     4,819            5,358
  Deferred income taxes                                        4,212            4,175
Total assets                                                $175,495         $166,127


















         The accompanying notes are an integral part of these statements

                         CAPITAL ENVIRONMENTAL RESOURCE INC.
                             CONSOLIDATED BALANCE SHEETS
                           (In thousands of U.S. dollars)

                                                         September 30,      December 31,
                                                             2000               1999
LIABILITIES                                               (unaudited)         (audited)

Current liabilities
 Accounts payable and accrued liabilities                  $  12,729           $ 12,050
 Accrued purchase liabilities                                    341                600
 Current portion of long-term debt  (Note 3)                  98,556             13,145
Total current liabilities                                    111,626             25,795

Long-term debt  (Note 3)                                       4,558             78,199

Deferred income taxes                                          3,538              3,813
                                                             119,722            107,807




Commitments and contingencies (Note 3 & 4)


                             STOCKHOLDERS' EQUITY

 Common Stock; 7,196,627 issued and outstanding;
   (December 31, 1999 - 7,196,627) (Note 5)                   57,066             57,066
 Accumulated other comprehensive loss                         (2,661)              (890)
 Retained earnings                                             1,368              2,144
Total stockholders' equity                                    55,773             58,320

Total liabilities and stockholders' equity                 $ 175,495          $ 166,127















         The accompanying notes are an integral part of these statements

                     CAPITAL ENVIRONMENTAL RESOURCE INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
        (In thousands of U.S. dollars, except share and per share data)
                                (unaudited)

                          STATEMENTS OF OPERATIONS
                                                   Three Months Ended    Nine Months Ended
                                                      September 30         September 30
                                                    2000        1999      2000       1999
Revenues                                          $ 31,674    $ 28,716  $ 88,704   $ 69,519
Operating expenses:
   Cost of operations                               21,997      19,679    60,210     47,372
   Selling, general and administrative expenses      5,373       3,421    14,924      8,705
   Depreciation and amortization expense             2,833       2,320     7,999      5,611

Income from operations                               1,471       3,296     5,571      7,831

Interest and financing expense                       2,939       1,592     7,189      4,343

Income (loss) before income taxes                   (1,468)      1,704    (1,618)     3,488

Income tax provision (recovery)                       (764)        614      (842)     1,256

Net income (loss) for the period                   $  (704)    $ 1,090   $  (776)   $ 2,232

Basic net income (loss) per common share           $ (0.10)    $  0.15   $ (0.11)   $  0.51

Diluted net income (loss) per common share         $ (0.10)    $  0.15   $ (0.11)   $  0.40

Weighted average number of common
   shares outstanding (Note 6)

   Basic                                         7,196,627   7,155,538  7,196,627  4,360,605

   Diluted                                       7,288,799   7,365,567  7,288,876  5,531,156


                     STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss) for the period                                          $  (776)   $ 2,232

Other comprehensive income (loss) -
  foreign currency translation adjustments                                 (1,771)       159

Comprehensive income (loss) for the period                                $(2,547)   $ 2,391


       The accompanying notes are an integral part of these statements

                      CAPITAL ENVIRONMENTAL RESOURCE INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands of U.S. dollars)
                                  (unaudited)

                                                               Accumulated
                                                                  other
                                           Common stock       comprehensive   Retained
                                         Shares    Amount         loss        earnings    Total
Balances at December 31, 1999         7,196,627  $ 57,066       $  (890)      $  2,144  $ 58,320

Foreign currency translation adjustments      -         -        (1,771)             -    (1,771)

Income for the period                         -         -             -           (776)     (776)

Balances at September 30, 2000        7,196,627  $ 57,066       $(2,661)      $  1,368   $55,773


























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

Results of Operations for the Three Months Ended September 30, 2000 and 1999

	The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:

                                                            Percentage of     Percentage
                                           ($ thousands)       Revenue          Change
                                                                               2000 Over
Three Months Ended September 30            2000     1999    2000     1999        1999
Revenues                                 $31,674  $28,716   100.0%  100.0%       10.3%
Cost of operations                        21,997   19,679    69.4    68.5        11.8
Selling, general and administrative
  expenses                                 5,373    3,421    17.0    11.9        57.1
Depreciation and amortization expense      2,833    2,320     9.0     8.1        22.1

Income from operations                     1,471    3,296     4.6    11.5       (55.4)
Interest and financing expense             2,939    1,592     9.2     5.6        84.6

Income (loss) before income taxes         (1,468)   1,704    (4.6)    5.9         n.a.
Income tax provision (recovery)             (764)     614    (2.4)    2.1         n.a.

Net income (loss)                         $ (704)  $1,090    (2.2)%   3.8%        n.a.

EBITDA                                    $4,304   $5,616    13.6%   19.6%      (23.4)%

Revenue

	The sources of revenue and growth rates are as follows: ($thousands)
                                                                                  Growth
Three Months Ended September 30                     2000              1999        Rates
Commercial and industrial collection          $ 18,017  56.9%   $ 16,841  58.6%    7.0%
Residential collection                           7,153  22.6       5,695  19.8    25.6
Transfer station and landfill                    2,505   7.9       2,517   8.8    (0.5)
Commercial and residential recycling             1,234   3.9       1,029   3.6    19.9
Contract management and other
   specialized services                          2,765   8.7       2,634   9.2     5.0

                                              $ 31,674 100.0%   $ 28,716 100.0%   10.3%

	Management's estimates of the components of changes in the Company's consolidated revenue are as follows:
Three Months Ended September 30                     2000               1999
Price                                                1.0%               2.0%
Volume                                               2.1                3.0
Acquisitions, net of divestitures                    7.0               62.4
Foreign currency translation                         0.2                1.3

  Total                                             10.3%              68.7%

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

        The growth in revenue in both Eastern and Western Canada exceeded the growth in revenue in the United States as significant acquisitions were completed in Canada during the past twelve months. The United States growth rate is lower due to the disposal price decreases incertain markets that was required to be passed onto customers, as described in the previous section, and the competitive environment in which the Company operates.

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

Results of Operations for the Nine Months Ended September 30, 2000 and 1999

	The following table sets forth items in the Consolidated Statement of Operations as a percentage of revenues and the percentage changes in the dollar amounts of these items compared to the same period in the previous year:
                                   - 17 -


                                                Percentage of    Percentage
                                                ($thousands)      Revenue      Change
                                                                              2000 Over
Nine Months Ended September  30                 2000    1999    2000   1999     1999
Revenues                                      $88,704  $69,519  100.0% 100.0%   27.6%
Cost of operations                             60,210   47,372   67.9   68.1    27.1
Selling, general and administrative expenses   14,924    8,705   16.8   12.5    71.4
Depreciation and amortization expense           7,999    5,611    9.0    8.1    42.6

Income from operations                          5,571    7,831    6.3   11.3   (28.9)
Interest and financing expense                  7,189    4,343    8.1    6.3    65.5

Income (loss) before income taxes              (1,618)   3,488   (1.8)   5.0     n.a.
Income tax provision (recovery)                  (842)   1,256   (0.9)   1.8     n.a.

Net income                                    $  (776) $ 2,232   (0.9)%  3.2%    n.a.

EBITDA                                        $13,570  $13,442   15.3%  19.3%    1.0%

Revenue

	The sources of revenue and growth rates are as follows: ($thousands)
                                                                                 Growth
Nine Months Ended September 30                      2000              1999       Rates
Commercial and industrial collection          $50,522    57.0%   $40,012   57.6%  26.3%
Residential collection                         19,946    22.5     15,188   21.8   31.3
Transfer station and landfill                   7,276     8.2      5,669    8.1   28.3
Commercial and residential recycling            3,753     4.2      2,132    3.1   76.0
Contract management and other
   specialized services                         7,207     8.1      6,518    9.4   10.6
                                              $88,704   100.0%   $69,519  100.0%  27.6%

 	Management's estimates of the components of changes in the Company's consolidated revenue are as follows:
Nine Months Ended September 30                      2000               1999
Price                                                2.0%               2.4%
Volume                                               0.9                2.7
Acquisitions, net of divestitures                   23.7               52.8
Foreign currency translation                         1.0               (1.0)
Other                                                  -                  -

   Total                                            27.6%              56.9%

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

	Revenue and growth in revenue from geographic components are as follows: ($thousands)
Nine Months Ended September 30          2000              1999         Growth Rates
Eastern Canada                      $46,239   52.1%  $35,127   50.5%       31.6%

Western Canada                       22,270   25.1    15,347   22.1        45.1

United States                        20,195   22.8    19,045   27.4         6.0

                                    $88,704  100.0%  $69,519  100.0%       27.6%

Cost of operations

	Cost of operations for the nine months ended September 30, 2000 was $60.2 million compared to $47.4 million for the nine months ended September 30, 1999. The 27.1% increase in cost of operations was attributable primarily to increases in the Company's revenues described above. Cost of operations as a percentage of revenue for the nine months ended September 30,2000 as 67.9%, compared with 68.1% in 1999. In the nine months ended September 30, 2000, cost of operations decreased as a percentage of revenue primarily as a result of the synergies achieved from integrating acquisitions during the past 12 months and further internalization of waste through the Company's transfer stations.

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

Interest and financing expense

	In the nine months ended September 30, 2000, interest and financing expense increased 65.5% to $7.2 million from $4.3 million for the period ended in 1999. The increase over the prior year was primarily a result of an increase in the average level of outstanding debt due to borrowings to, finance acquisition activity over the past 12 months, an increase in the weighted average rate of interest on the total debt from 7.5% in 1999 to 8.4% in 2000, and an increase in amortization of deferred financing costs related to the 1999 expansion of the Credit Facility.

Income taxes

	The effective income tax rate during 2000 has increased to 52.0% compared to 36.0% during the same period in 1999. The increase rate over the prior year primarily relates to the higher proportion of business in Canada, which has a higher tax rate than the United States, and the increase in non-deductible goodwill amortization.

Financial Condition

	As of September 30, 2000 and December 31, 1999, the Company's
capital consisted of:($thousands)
                                  September 30, 2000    December 31, 1999   Change
                                      (unaudited)           (audited)
Long-term debt                     $103,114   63.5%    $ 91,344    59.5%     12.9%
Deferred income taxes                 3,538    2.2        3,813     2.5      (7.2)
Stockholders' equity                 55,773   34.3       58,320    38.0      (4.4)
                                   $162,425  100.0%    $153,477   100.0%      5.8%

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

                                     CAPITAL ENVIRONMENTAL RESOURCE INC.



November 14, 2000                    /s/ Bruce Cummings
                                     Bruce Cummings
                                     Chairman of the Board


November 14, 2000                    /s/ David Langille
                                     David Langille
                                     Executive Vice President,
                                     Chief Financial Officer