Form 10-Q
period 2004-03-31
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2004-05-17
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-25955

Capital Environmental Resource Inc.

(Exact name of registrant as specified in its charter)

Ontario	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 International Blvd., Suite 601, Burlington, Ontario, Canada L7L 6Z8

(Address of principal executive offices and zip code)

(905) 319-1237

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). days.     Yes ☐          No ☑

      The number of shares of Common Stock, no par value, of the registrant outstanding at May 1, 2004 was 95,373,778.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPITAL ENVIRONMENTAL RESOURCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share amounts)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,817	$21,062
Restricted cash	999	14,433
Accounts receivable (net of allowance for doubtful accounts of $769 and $620 as of March 31, 2004 and December 31, 2003, respectively)	26,387	26,999
Prepaid expenses and other current assets	29,553	29,649

Total current assets	62,756	92,143
Property and equipment, net	81,070	74,521
Landfill sites, net	152,076	117,541
Deferred income taxes, net	2,507	1,135
Goodwill and other intangible assets, net	184,220	163,380
Other assets	24,063	22,278

Total assets	$506,692	$470,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,309	$12,074
Accrued expenses and other current liabilities	26,145	25,401
Short-term financing and current portion of long-term debt	6,158	172,280

Total current liabilities	45,612	209,755
Long-term debt	186,215	3,130
Accrued closure, post-closure and other obligations	6,075	8,791
Cumulative mandatorily redeemable Preferred Shares (net of discount of $12,357 and $13,558 as of March 31, 2004 and December 31, 2003, respectively)	52,039	48,205

Total liabilities	289,941	269,881

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 73,707,902 and 68,338,828 shares issued as of March 31, 2004 and December 31, 2003, respectively	245,133	215,395
Options, warrants and deferred stock-based compensation	24,624	25,828
Accumulated other comprehensive income	13,786	15,952
Accumulated deficit	(66,792)	(56,058)

Total shareholders’ equity	216,751	201,117

Total liabilities and shareholders’ equity	$506,692	$470,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars and share amounts, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenue	$50,317	$25,280
Operating and other expenses:
Cost of operations	34,171	16,594
Selling, general and administrative expense	10,559	4,432
Depreciation, depletion and amortization	5,472	3,225
Foreign exchange gain and other	(90)	(35)

Income from operations	205	1,064
Interest expense	6,316	1,320
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,019	—

Loss before income taxes	(10,130)	(256)
Income tax provision	829	43

Loss before cumulative effect of change in accounting principle	(10,959)	(299)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 and $256 for the three months ended March 31, 2004 and 2003, respectively	225	518

Net income (loss)	(10,734)	219
Deemed dividend on Series 1 Preferred Shares	—	(8,532)

Net loss attributable to Common Shareholders	$(10,734)	$(8,313)

Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.25)
Cumulative effect of change in accounting principle	—	0.01

Loss per share — basic and diluted	$(0.15)	$(0.24)

Weighted average Common Shares outstanding — basic and diluted	70,583	35,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004
(In thousands of U.S. dollars and share amounts)

			Options,	Accumulated
			Warrants and	Other
	Common Stock		Deferred	Comprehensive		Total
			Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2003	68,339	$215,395	$25,828	$15,952	$(56,058)	$201,117
Common Shares issued in acquisitions	5,298	30,337	—	—	—	30,337
Common Shares to be issued related to an acquisition (38 shares)	—	—	241	—	—	241
Exercise of options and warrants	71	295	(54)	—	—	241
Deferred stock-based compensation	—	—	(1,391)	—	—	(1,391)
Valuation adjustment for shares issued in an acquisition	—	(894)	—	—	—	(894)
Foreign currency translation adjustment	—	—	—	(2,166)	—	(2,166)
Net loss	—	—	—	—	(10,734)	(10,734)

Balance, March 31, 2004	73,708	$245,133	$24,624	$13,786	$(66,792)	$216,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$(10,734)	$219
Adjustments to reconcile net income (loss) to net cash flows from operating activities —
Depreciation and depletion	4,648	3,067
Amortization of intangible assets	824	158
Dividends and accretion on redeemable Preferred Shares	4,019	—
Amortization of debt issue costs	2,210	220
Income tax provision	829	43
Foreign exchange gain and other	(90)	(35)
Non-cash stock-based compensation	(1,391)	(298)
Cumulative effect of change in accounting principle, net of tax	(225)	(518)
Other non-cash items	36	67
Changes in operating assets and liabilities (excluding the effects of acquisitions) —
Accounts receivable	1,918	114
Prepaid expenses and other current assets	(5,779)	(712)
Accounts payable	2,449	4,791
Accrued expenses and other current liabilities	1,122	(3,331)

	(164)	3,785

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(28,858)	(1,497)
Capital expenditures	(9,207)	(2,768)
Deposits for business acquisitions and other	(2,445)	(14,167)

	(40,510)	(18,432)

Cash flows from financing activities:
Proceeds from issuance of debt	12,000	8,801
Principal repayments of debt	(37)	—
Repayment of capital lease obligations	(382)	(308)
Proceeds from restricted cash	13,434	—
Proceeds from letters of credit	976	—
Proceeds from the issuance of Series 1 Preferred Shares	—	22,000
Proceeds from the exercise of options and warrants	241	—
Fees paid for financing transactions	(665)	(1,329)

	25,567	29,164

Effect of exchange rate changes on cash and cash equivalents	(138)	133

Increase (decrease) in cash and cash equivalents	(15,245)	14,650
Cash and cash equivalents, beginning of period	21,062	1,775

Cash and cash equivalents, end of period	$5,817	$16,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS
(In thousands of U.S. dollars, unless otherwise stated)

1.	Organization of Business and Basis of Presentation

      Capital Environmental Resource Inc. (“Capital”, “we”, “us” or “our”) is a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. As part of our business strategy to expand into the U.S., we intend to enter into a migration transaction (the “Migration Transaction”). Under the Migration Transaction, our corporate structure will be reorganized so that Waste Services, Inc. (“Waste Services”), currently a subsidiary of Capital Environmental Resource Inc., will become the parent company of our corporate group.

      The accompanying unaudited condensed consolidated financial statements include Capital’s accounts and the accounts of our wholly owned subsidiaries. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to Capital’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. Except as disclosed in Note 2, the accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2003, as filed on Form 20-F. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state Capital’s financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 20-F for the year ended December 31, 2003. Income taxes during these interim periods have been provided for based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our annual report on Form 20-F for the year ended December 31, 2003.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, liabilities for capping, closure and post-closure obligations, liabilities for potential litigation and deferred taxes.

      A significant portion of our operations are currently domiciled in Canada; as such, for each reporting period, we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by the Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

      Basic earnings (loss) per share is calculated by dividing income (loss) available to Common Shareholders by the weighted average number of Common Shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the period plus the dilutive effect of Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to Common Shareholders for the three months ended March 31, 2004 and 2003, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation are as follows:

	March 31,	December 31,
	2004	2003

	(Unaudited)
Series 1 Preferred Shares	—	13,582
Options to purchase Common Shares	1,794	707
Warrants to purchase Common Shares	6,635	3,189

Dilutive securities	8,429	17,478

2.	Change in Accounting Principle

      On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 required us to change our methodology used to record liabilities related to capping, closure and post-closure of our landfill operations. Under SFAS No. 143, we are required to recognize as an asset, the fair value of the liability for an asset retirement obligation. The asset is then depleted, consistently with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Upon adoption, the liability we recognized represented the present value of the total estimated future asset retirement obligation. The methodology we used to define the cost pool related to an obligating event included total capping, closure and post-closure costs to be incurred, on a discounted basis, over the remaining life of the site.

      In connection with the opening of our JED landfill in Florida in the first quarter of 2004, we re-evaluated and changed the methodology used to define an obligating event, and we segregated the cost pool for the obligation into closure and post-closure obligations and landfill capping obligations. Effective January 1, 2004, we recognize the fair value of the liability for the closure and post-closure obligation over the life of the landfill as waste is placed in the site as opposed to the time at which the landfill commences operations. Additionally, under our new method, we view landfill capping events, which occur in phases throughout the life of a landfill, as discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with specific waste placed under an area to be capped. As a result, we use a separate capping rate per ton to recognize the principal amount of the retirement obligation and related asset associated with each

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

capping event. We deplete the asset recorded pursuant to this approach as waste volume covered by the capping event is placed into the landfill.

      We believe this method is preferable as it (i) provides a better measure of the fair value of the asset retirement obligation by more precisely matching the landfill obligating events with the recognition of the fair value of the asset retirement obligation; (ii) is more consistent with our policies for the allocation of purchase price in landfill acquisitions and the related valuation of assumed retirement obligations; (iii) reflects a more accurate rate of accretion thereby creating a more accurate value of our current and future retirement obligations and (iv) is the predominant method used in our industry.

      The effect of the change in methodology was to increase net loss before cumulative effect of change in accounting principle for the three months ended March 31, 2004 and 2003 approximately $0.1 million. The effect on basic or diluted earnings per share for the three months ended March 31, 2004 and 2003 was de minimus.

      The following table summarizes the balance sheet impact of adopting the accounting change on January 1, 2004:

		Adjustment for
	Balance,	Change in	Balance,
	December 31, 2003	Accounting	January 1, 2004

Landfill sites	$128,044	$(3,191)	$124,853
Accumulated depletion	(10,503)	717	(9,786)

Landfill sites, net	$117,541	$(2,474)	$115,067

Accrued closure and post-closure obligations	$7,737	$(2,831)	$4,906

Deferred income tax asset (liability)	$3,727	$(132)	$3,595

3.	Business Combinations and Significant Asset Acquisitions

      In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas currently served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition, which included the assets for which all required transfer consents and approvals had been obtained. The cash purchase price for the first phase of the acquisition was approximately $81.1 million. During the first quarter of 2004, we acquired additional Allied Assets for cash consideration totaling approximately $14.3 million. We expect to complete the acquisition of the remaining Allied Assets in the second quarter of 2004.

      In April 2004, we completed an exchange of the Nassau Landfill and related assets with a book value of approximately $2.2 million, which were acquired from Allied in December 2003, for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million, subject to working capital adjustments. As part of this exchange, the new owner of the Nassau Landfill assumed responsibility for the closure and post closure obligations related to the landfill. Proceeds in excess of net assets exchanged will reduce goodwill from the original Allied Assets acquisition.

      In February 2004, we acquired a permitted municipal solid waste landfill currently under development in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. The landfill site, which will serve the metropolitan Houston

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we will be required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement, after we commence operations at the site and for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

      During the first quarter of 2004, we also acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the current and future issuance of 949,800 Common Shares valued at approximately $5.5 million. One of these acquisitions contains an earn-out provision that may require us to issue up to 40,000 Common Shares and pay additional cash purchase price to the sellers. Under the terms of the agreement, this provision will be settled in the second quarter of 2004, at which time, the purchase price will be adjusted accordingly.

      The following unaudited condensed consolidated pro forma statement of operations data shows the results of Capital’s operations for the three months ended March 31, 2003 as if recently completed business combinations had occurred at the beginning of 2003 (in thousands except per share amount):

Three
Months Ended
March 31, 2003

Revenue	$41,793

Net loss attributable to Common Shareholders	$(8,594)

Basic and diluted net loss per Common Share	$(0.19)

Basic and diluted pro forma weighted average number of common shares outstanding	44,343

      These unaudited condensed pro forma consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods or the results of future operations of Capital. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions. As the majority of these businesses were acquired early in the period, the 2004 pro forma effects were not material.

      The operating results of acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The assets acquired and liabilities assumed are recorded under the purchase

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

method of accounting. Details of the net assets acquired and cash used in business and significant asset acquisitions during the first quarter of 2004 are as follows (unaudited):

Purchase Price:
Cash	$28,858
Seller financed note payable	5,000
Common stock issued and to be issued	30,578

Total purchase price	$64,436

Allocated as follows:
Working capital assumed:
Accounts receivable	$1,537
Prepaid expenses and other current assets	79
Accounts payable	(835)
Accrued expenses and other current liabilities	(20)

Net working capital	761

Property and equipment	4,971
Landfill sites	36,293
Deferred taxes	(334)
Accrued closures, post-closure and other obligations assumed	(52)

Net book value of assets acquired and liabilities assumed	41,639

Excess purchase price to be allocated	$22,797

Allocated as follows:
Goodwill	$19,934
Customer relationships and contracts	2,710
Non-competition agreements	153

Total allocated	$22,797

      We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the allocation period for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods.

Florida Recycling Acquisition

      In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for a purchase price of $98.5 million in cash, working capital of approximately $2.2 million, subject to further adjustment, and the issuance of 9,250,000 Common Shares

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

valued at approximately $51.2 million. Florida Recycling’s operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets.

4.	Property and Equipment

      Property and equipment consist of the following:

	March 31,	December 31,
	2004	2003

	(Unaudited)
Land and buildings	$7,723	$6,132
Vehicles	66,237	62,182
Containers, compactors, landfill and recycling equipment	42,079	39,902
Furniture, fixtures, other office equipment and leasehold improvements	6,791	5,927

Total property and equipment	122,830	114,143
Less: Accumulated depreciation	(41,760)	(39,622)

Property and equipment, net	$81,070	$74,521

5.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

      Landfill sites consist of the following:

	March 31,	December 31,
	2004	2003

	(Unaudited)
Landfill sites	$162,876	$128,044
Accumulated depletion	(10,800)	(10,503)

Landfill sites, net	$152,076	$117,541

      The changes in landfill sites for the three months ended March 31, 2004 and 2003 are as follows (unaudited):

	Three Months Ended
	March 31,

	2004	2003

Balance, beginning of period	$117,541	$13,084
Acquisitions	36,293	—
Additional landfill site costs	1,862	524
Additional asset retirement obligations	116	—
Depletion	(1,122)	(1,032)
Effect of foreign exchange rate fluctuations	(140)	1,161
Change in accounting principle	(2,474)	3,657

Balance, end of period	$152,076	$17,394

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Accrued Closure, Post-Closure and Other Obligations

      Accrued closure, post-closure and other obligations consist of the following:

	March 31,	December 31,
	2004	2003

	(Unaudited)
Accrued closure and post-closure obligations	$5,161	$7,737
Capital lease obligations	775	911
Other obligations	139	143

	$6,075	$8,791

      Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations for the three months ended March 31, 2004 and 2003 are as follows (unaudited):

	Three Months Ended
	March 31,

	2004	2003

Balance, beginning of period	$7,737	$1,925
Acquisitions	52	—
Accretion	123	105
Additional asset retirement obligations	116
Effect of foreign exchange rate fluctuations	(36)	286
Change in accounting principle	(2,831)	2,883

Balance, end of period	$5,161	$5,199

6.	Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

	March 31,	December 31,
	2004	2003

	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$20,569	$17,909
Non-competition agreements and other	2,760	2,653

	23,329	20,562
Less: Accumulated amortization:
Customer relationships and contracts	(1,470)	(837)
Non-competition agreements and other	(1,019)	(889)

Other intangible assets subject to amortization, net	20,840	18,836
Goodwill	163,380	144,544

Goodwill and other intangible assets, net	$184,220	$163,380

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The changes in goodwill for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,

	2004

	U.S.	Canada	Total	2003

Balance, beginning of period	$65,822	$78,722	$144,544	$64,365
Acquisitions	19,600	334	19,934	811
Effect of foreign exchange rate fluctuations	—	(889)	(889)	4,807
Other adjustments related to prior period acquisitions	(209)	—	(209)	(419)

Balance, end of period	$85,213	$78,167	$163,380	$69,564

7.	Other Assets

      Other assets consist of the following:

	March 31,	December 31,
	2004	2003

	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated interest accretion of $701 as of March 31, 2004, and $496 as of December 31, 2003, respectively	$2,562	$2,096
Acquisition deposits and deferred acquisition costs	21,501	20,182

	$24,063	$22,278

8.	Debt

      Debt consists of the following:

	March 31,	December 31,
	2004	2003

	(Unaudited)
364-day Senior Secured Credit Facility, interest at 9.0% per annum, due December 29, 2004 and repaid on April 30, 2004	$184,125	$172,125
Other subordinated promissory notes payable, interest at 6.67% and 2.10%, due through June 2017	8,248	3,285

	192,373	175,410
Less: Current portion	(6,158)	(172,280)

Long-term portion	$186,215	$3,130

New Senior Secured Credit Facilities

      On April 30, 2004, Waste Services entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, a portion of which will be available to Capital and its Canadian subsidiaries, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of Waste Services’ assets and the assets of its U.S. restricted subsidiaries as well as the shares of capital stock of the U.S. restricted subsidiaries held by Waste Services. Prior to our Migration Transaction,

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

the Credit Facilities will be guaranteed by our current parent, Capital Environmental Resource Inc., and Capital’s Canadian subsidiaries and secured by substantially all of their assets (including shares of capital stock of Waste Services). After the completion of our Migration Transaction, Capital and its Canadian subsidiaries will become Waste Services’ foreign subsidiaries and will no longer guarantee or pledge all of their assets except that their guarantees and pledges will continue in support of the portion of the revolving credit facility available to Capital and its Canadian subsidiaries. Furthermore, 65% of the common shares of Waste Services’ first tier non-U.S. subsidiaries will be pledged to secure obligations under the Credit Facilities.

      Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares, and make certain acquisitions. Our financial covenants include (i) minimum consolidated interest coverage; (ii) maximum total leverage and (iii) maximum senior secured leverage.

New Senior Subordinated Notes

      On April 30, 2004, Waste Services completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi annually commencing October 15, 2004. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining rateably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control of Waste Services, as such term is defined in the Indenture, Waste Services is required to offer to repurchase all the Subordinated Notes at 100.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

      The Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, structurally subordinated to existing and future indebtedness of Waste Services’ non-guarantor subsidiaries, rank equally with any unsecured senior indebtedness and senior to our existing and future subordinated indebtedness.

      The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of Waste Services Preferred Stock; (vi) transactions with affiliates and (vii) certain sales of assets.

      Our obligations with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of Waste Services’ existing and future domestic restricted subsidiaries. Pending completion of the Migration Transaction, Waste Services’ obligations with respect to the Subordinated Notes will also be guaranteed by our current parent, Capital Environmental Resource Inc., and each of Capital’s Canadian subsidiaries. After completion of the Migration Transaction, Capital and its Canadian subsidiaries will become Waste Services’ foreign subsidiaries and will no longer guarantee the Subordinated Notes.

      We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes, or the issuance date, pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount, of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default. Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Subordinated Notes.

364-day Senior Secured Credit Facility (repaid in full on April 30, 2004)

      On December 31, 2003 Waste Services entered into a $220.0 million 364-day Senior Secured Credit Facility (the “364-day Facility”) comprised of a $195.0 million term loan and a $25.0 million revolving credit facility, which was secured by substantially all of our current and future acquired assets. Initial borrowings under the 364-day Facility were used to finance the acquisition of certain of the Allied Assets and to repay our prior senior credit facility in full. The 364-day Facility bore interest at 9.0% per annum and was repaid with the proceeds of the Credit Facilities, Subordinated Notes and an equity private placement. As of March 31, 2004, pursuant to the provisions of SFAS No. 6 “Classifications of Short-Term Obligations Expected to be Refinanced,” we have classified the 364-day Facility as long-term, net of amounts expected to be currently payable under the Credit Facilities.

9.	Cumulative Mandatorily Redeemable Preferred Shares

      In May 2003, Waste Services issued 55,000 shares of redeemable Preferred Stock (the “Waste Services Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Waste Services Subscription Agreement”), at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time following the completion of the Migration Transaction. The issuance of the Waste Services Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services Preferred stock are non-voting. The Waste Services Preferred Stock entitles the holders to a liquidation preference of $1,000 per share and a cumulative cash dividend of 17.75% per annum (compounding and accruing quarterly in arrears). The liquidation preference approximated $64.4 million as of March 31, 2004. As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Waste Services Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Waste Services Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Waste Services Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Waste Services Preferred Stock by May 6, 2009, Kelso may require Capital to initiate a sale of Waste Services or of its assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of Waste Services dated April 30, 2004, if Waste Services determines, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then Waste Services may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied or (iii) a sale of Waste Services. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of Waste Services or its assets within 20 months of initiation of the sale process by the holders of Waste Services Preferred Stock, then on notice from the holders of the Waste Services Preferred Stock, all outstanding Waste Services Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Waste Services Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then Waste Services is not required to pay this increased liquidation amount until the delayed sale date.

      Also pursuant to the Amended Certificate of Designations, if Waste Services becomes subject to a liquidation or insolvency event (as such terms are defined in our Amended and Restated Credit Agreement dated April 30, 2004) or in the event of a change of control of Waste Services (as such term is defined in the Amended Certificate of Designations), all payments and other distributions to holders of Waste Services Preferred Stock will be subordinate to the repayment in full of our Credit Facilities. This provision does not prohibit any accrual or increase in the dividend rate or in the liquidation preference of the Waste Services Preferred Stock as provided for in the Amended Certificate of Designations, or the distribution of additional shares or other equity securities to the holders of Waste Services Preferred Stock, so long as such additional shares or other equity securities are subject to at least equivalent subordination provisions. In addition, the Amended Certificate of Designations prohibits us from making any payment or distribution to the holders of Waste Services Preferred Stock in the event of a sale of Waste Services or its assets, or the exercise by the holders of Waste Services Preferred Stock of their right to require payment of the liquidation amount of their shares as a result of the failure to consummate a sale of Waste Services as described in the preceding paragraph, unless such payment or distribution is expressly permitted pursuant to the terms of the agreement then governing our Credit Facilities.

      Under the terms of the Waste Services Subscription Agreement, as amended, if we do not complete the Migration Transaction by June 30, 2004, the dividend payable on the Waste Services Preferred Stock issued to Kelso will increase by 1.0% per annum, from 17.75%, for every month that the Migration Transaction is delayed, up to a maximum increase of an additional 12.0% per annum. We may also be required to issue to Kelso an additional 250,000 warrants per month for each month that the Migration Transaction is delayed after June 30, 2004, up to an additional 6,000,000 warrants to purchase Waste Services common stock, at an exercise price of $0.01 per share. The increase in the dividend payable on the Waste Services Preferred Stock issued to Kelso would increase the amount to be paid to Kelso on the redemption of the Waste Services Preferred Stock and would have a material adverse effect on our financial condition. By the terms of the agreement, as amended, if the Migration Transaction is not completed at all, Kelso may also require us to exchange the existing 7,150,000 warrants to purchase common stock of Waste Services, and any of the additional warrants for common stock of Waste Services issued as a result of our completing the Migration Transaction after June 30, 2004, for warrants to purchase Capital’s Common Shares.

10.	Commitments and Contingencies

Environmental Risks

      We are subject to liability for environmental damage that our solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to our acquisition of such facilities. Pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by Capital or our predecessors, may also subject us to liability for any off-site environmental contamination caused by these pollutants or hazardous substances.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      Any substantial liability for environmental damage incurred by us could have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these condensed consolidated financial statements, we estimate the range of reasonably possible losses related to environmental matters to be insignificant and we are not aware of any such environmental liabilities that would be material to our operations or financial condition.

Legal Proceedings

      In our normal course of business and as a result of the extensive governmental regulation of the solid waste industry, we may periodically become subject to various judicial and administrative proceedings involving federal, provincial, state or local agencies. In these proceedings, an agency may seek to impose fines on us or revoke or deny renewal of an operating permit or license held by us. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or residents in connection with the permitting and licensing of transfer stations and landfills or allegations related to environmental damage or violations of the permits and licenses pursuant to which we operate.

      In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. We are currently involved in pending litigation with Canadian Waste Services Inc., one of our competitors, which is more fully described in our financial statement for the year ended December 31, 2003, as filed on Form 20-F with the Securities and Exchange Commission. The status of these actions, as well as the facts and circumstances related to the suits, remain substantially unchanged from those disclosed in our Form 20-F. To date, no statements of defense have been filed, and documents have not been exchanged. We intend to vigorously defend the actions with respect to both liability and damages. As of the date of this report, we do not believe that the reasonably possible losses in respect to all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows and accordingly, we have not established a provision in the financial statements for these matters.

Surety Bonds, Letters of Credit and Insurance

      Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March, 31, 2004 and December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $20.0 million and $19.6 million, respectively, to collateralize our obligations.

      Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2004 we have posted a letter of credit with our U.S. insurer of approximately $2.3 million to cover the liability for losses within the deductible limit. Separately, we have deposited $0.3 million with our third-party claims administrator to settle claims as incurred. We are required to replenish the escrow fund to its current level as it is depleted.

Other Contractual Arrangements

      During 2003, we issued 600,000 Common Shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.

11.	Capital Stock

Common Shares

      During the first quarter of 2004, we issued 5,298,370 Common Shares in connection with acquisitions valued at $30.3 million and 70,704 Common Shares upon exercise of options and warrants for proceeds of $0.2 million. Additionally, 38,430 Common Shares valued at $0.2 million are to be issued subsequent to March 31, 2004 for an acquisition that was completed during the first quarter of 2004.

      On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 Common Shares of Capital and warrants to purchase 1,340,000 Common Shares of Capital in private placement transactions to certain investors. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, one of our directors, is a principal of Sanders Morris Harris Inc. We also entered into an agreement with the investors in the private placement in which we agreed to file a registration statement for the 13,400,000 Common Shares and the 1,340,000 Common Shares issuable upon exercise of the warrants and have that registration statement declared effective within 120 days from April 30, 2004. If we do not comply with these registration requirements, we will be required to pay liquidated damages equal to 1.0% of the value, as defined in the agreement, of the unregistered Common Shares for each month that the Common Shares are unregistered. Since the liquidated damages would be payable in cash, until the Common Shares are registered the proceeds from the financing will be classified outside of shareholders’ equity.

Employee and Director Stock Option Plans and Option Grants

      We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table (unaudited):

	Three Months Ended
	March 31,

	2004	2003

Net loss attributable to Common Shareholders as reported	$(10,734)	$(8,313)
Stock-based employee compensation expense pursuant to SFAS No. 123, net of tax	(2,415)	(428)

Pro forma net loss attributable to Common Shareholders	$(13,149)	$(8,741)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.24)

Pro forma	$(0.19)	$(0.25)

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted to March 31, 2004 was estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,

	2004	2003

Annual dividend yield	—	—
Weighted-average expected life (years)	3 years	3 years
Risk-free interest rate	2.97%	3.46%
	to 4.62%	to 4.96%
Volatility	72%	72%

      Compensation expense recognized for stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, expired or forfeited.

      Details of Capital’s 1997 and 1999 Stock Option Plans are described in our consolidated financial statements for the year ended December 31, 2003 filed on Form 20-F. There are no options outstanding under the 1997 Stock Option Plan and we will not issue any new options under that plan. Our options are denominated in U.S. and Canadian dollars. During the quarter ended March 31, 2004, options to purchase 2,974,500 Common Shares were granted. As of March 31, 2004, the weighted average exercise price for options outstanding was $4.74 and C$6.47 for U.S. and Canadian dollar denominated options, respectively. During the quarter ended March 31, 2004, 42,500 options were exercised and 27,694 options expired or were terminated. As of March 31, 2004, the aggregate number of options outstanding entitled holders to purchase 10,711,005 Common Shares at prices ranging from $3.12 to $12.00 and C$4.05 to C$18.05 for U.S. and Canadian dollar denominated options, respectively.

12.	Comprehensive Income (Loss)

      Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are as follows (unaudited):

	Three Months Ended
	March 31,

	2004	2003

Net income (loss)	$(10,734)	$219
Foreign currency translation adjustment	(2,166)	5,974

Comprehensive income (loss)	$(12,900)	$6,193

13.	Segment Information

      We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions. The Canadian operations are organized between two regions: Eastern and Western Canada. We believe our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS No. 131 for the following reasons: (i) the nature of the service, waste collection and disposal, is economically the same and transferable across locations; (ii) the type and class of customer is

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS — (Continued)

consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills) and (iv) the regulatory environment is consistent within Canada.

      The tables below present certain segment information on Capital’s geographic segments as of, and for the three months ended March 31, 2004 and 2003:

	Canada		United States

	$	%	$	%	Total $

March 31, 2004
Revenue	$30,317	60.3%	$20,000	39.7%	$50,317
Operating and other expenses	29,185	58.2	20,927	41.8	50,112
Income (loss) from operations	1,132	552.2	(927)	(452.2)	205
Depreciation, depletion and amortization	3,446	63.0	2,026	37.0	5,472
Interest expense	53	0.8	6,263	99.2	6,316
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	—	4,019	100.0	4,019
Total assets	214,352	42.3	292,340	57.7	506,692
Long-lived assets	177,027	40.1	264,402	59.9	441,429
Expenditures for property, equipment and landfills	3,852	41.8	5,355	58.2	9,207

	Canada		United States

	$	%	$	%	Total $

March 31, 2003
Revenue	$25,280	l00.0%	$—	—%	$25,280
Operating expenses	24,216	100.0	—	—	24,216
Income from operations	1,064	100.0	—	—	1,064
Depreciation, depletion and amortization	3,225	100.0	—	—	3,225
Interest expense	1,320	100.0	—	—	1,320
Expenditures for property, equipment and landfills	2,768	100.0	—	—	2,768

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 20-F for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Forward Looking Statements” and under the heading “Risk Factors” in our annual report as well as other filings made with the Securities and Exchange Commission.

Overview

      We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the U.S. solid waste market and establish, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. In the past 12 months, we have implemented this strategy by acquiring large municipal solid waste landfill developments and collection operations in three geographic markets in the United States: northern and central Florida, including Orlando, Tampa and Jacksonville; Phoenix and Tucson, Arizona; and Houston, Texas. We have acquired large municipal solid waste landfill developments in each of these markets.

      As part of our business strategy to expand into the U.S., we intend to enter into a migration transaction (the “Migration Transaction”). Under the Migration Transaction, our corporate structure will be reorganized so that Waste Services, Inc. (“Waste Services”), currently a subsidiary of Capital, will become the parent company of our corporate group.

      We were founded in May 1997 and began operations in June 1997 when we acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. From the time of commencing operations, we acquired a number of solid waste service operations in Canada and the U.S. In the first half of 2001, we sold our operations in the northeastern United States and exited the U.S. market because those U.S. operations were exclusively collection operations, with no related disposal opportunity and did not provide sufficient cash flow and investment returns.

      Our corporate strategy changed substantially in September 2001 when we appointed our current Chairman and CEO, David Sutherland-Yoest, and our new board members. Our new management and board of directors identified an opportunity to create a multi-regional, vertically integrated solid waste company by expanding into high growth markets in the U.S. Since September 2001, we have raised in excess of $200.0 million in various private equity placements pursuing this strategy and have invested in three newly permitted or to-be-permitted large landfill disposal facilities strategically located in what we believe to be high growth U.S. markets.

Sources of Revenue

      Our revenue consists primarily of fees charged to customers for solid waste collection, landfill disposal, transfer and recycling services. We expect our percentage mix of landfill and transfer station revenue to increase during the remainder of 2004 relative to our collection revenue as we increase disposal volume at our JED landfill in Florida, which opened in January 2004, and commence commercial operations at our landfills in Arizona and Texas later in 2004. Our revenue mix for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months
	Ended March 31,

	2004	2003

Collection	79.8%	81.6%
Landfill disposal	6.8	8.4
Transfer station	5.0	5.8
Material recovery facilities	4.6	3.7
Other specialized services	3.8	0.5

Total	100.0%	100.0%

      We derive a substantial portion of our collection revenue from services provided to commercial, industrial and residential customers that are generally performed under service agreements or pursuant to contracts with municipalities. We recognize revenue when services are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the periods in which the services are rendered.

      We provide collection services for commercial and industrial customers generally under one to three year service agreements. We determine the fees we charge our customers based on a variety of factors, including collection frequency; level of service; route density; the type, volume and weight of the waste collected; type of equipment and containers furnished; the distance to the disposal or processing facility; the cost of disposal or processing and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on cost increases is sometimes limited by the terms of our contracts.

      We provide residential waste collection services through a variety of contractual arrangements, including contracts with municipalities, landlords and homeowners associations or subscription arrangements with homeowners. Our contracts with municipalities are typically for a term of up to five years and contain a formula, generally based on a predetermined published price index, for automatic adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions. The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices we charge in the market for similar services.

      We charge our landfill and transfer station customers a tipping fee on a per ton basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of, or volume of the waste deposited. We generally base our transfer station tipping fees on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.

      Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers.

Expense Structure

      Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations in each of our markets which will allow us to internalize our own collection volume into our landfills and transfer stations. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically, our internalization has been relatively low. However, we expect our internalization will increase during the remainder of 2004 and beyond in connection with our disposal based acquisition strategy and our recent landfill and landfill development acquisitions in Florida, Arizona and Texas. We expect that as our internalization increases our operating margins will improve.

      In markets where we do not have our own landfills, we seek to secure long-term disposal arrangements with municipalities or private owners of landfills or transfer stations. In these markets, our ability to maintain competitive prices for our collection services is generally dependent upon our ability to secure low cost disposal pricing. If owners of third party disposal sites discontinue our arrangements, we would have to seek alternative disposal sites which could impact our profitability and cash flow. In addition, if third party disposal sites increase their tipping fees and we are unable to pass these increases on to our collection customers, our profitability and cash flow would be negatively impacted.

      We believe the age and condition of a fleet has a significant impact on operating costs including, but not limited to, repairs and maintenance, insurance and driver training and retention costs. Through capital investment, we seek to maintain an average fleet age of five to six years. We believe this enables us to minimize our repair and maintenance costs, safety and insurance costs and employee turnover related costs.

      Selling, general and administrative expense includes managerial costs, information systems, sales force, administrative expenses and professional fees. We have made a significant investment in information systems and in assembling our management team to support our growth strategy. As such, our selling, general and administrative expense as a percentage of our revenue has increased over prior periods. We expect selling, general and administrative expense to decline as a percentage of revenue as we complete and integrate acquisitions, increase volume at our JED Landfill and commence operations at our new landfill sites in Arizona and Texas.

      Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including capping, closure and post-closure obligations using the units-of-consumption method, and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete which are amortized over the expected life of the benefit to be received by such intangibles. As further discussed in Note 2 to the unaudited condensed consolidated financial statements, effective January 1, 2004, we changed our methodology we use to define obligating events under Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.”

      We capitalize certain third party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged currently in earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We currently expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions.

Recent Acquisitions

      In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas currently served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition, which included the assets for which all required transfer consents and approvals had been obtained. The cash purchase price for the first phase of the acquisition was approximately $81.1 million. During the first quarter of 2004, we acquired additional Allied Assets totaling approximately $14.3 million. We expect to complete the acquisition of the remaining Allied Assets in the second quarter of 2004.

      In April 2004, we completed an exchange of the Nassau Landfill and related assets with a book value of approximately $2.2 million, which were acquired from Allied in December 2003, for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million, subject to working capital adjustments. As part of this exchange, the new owner of the Nassau Landfill assumed responsibility for the closure and post closure obligations related to the landfill. Proceeds in excess of net assets exchanged will reduce goodwill from the original Allied Assets acquisition.

      In February 2004, we acquired a permitted municipal solid waste landfill currently under development in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. The landfill site, which will serve the metropolitan Houston area, is approximately 2,600 acres and has a permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we will be required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement, after we commence operations at the site and for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

      During the first quarter of 2004, we also acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the current and future issuance of 949,800 Common Shares valued at approximately $5.5 million. One of these acquisitions contains an earn-out provision that may require us to issue up to 40,000 Common Shares and pay additional cash purchase price to the sellers. Under the terms of the agreement, this provision will be settled in the second quarter of 2004, at which time, the purchase price will be adjusted accordingly.

      In April 2004, we completed the acquisition of all of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for a purchase price of $98.5 million in cash, working capital of approximately $2.2 million, subject to further adjustment, and the issuance of 9,250,000 Common Shares valued at approximately $51.2 million. Florida Recycling’s operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets.

      We expect to continue to make strategic acquisitions which we intend to finance through cash on hand, our new Senior Secured Credit Facilities, and/or the issuance of other debt and equity financings.

Factors that Might Affect Future Results

      We have recently acquired three large municipal solid waste landfill developments in the United States, one of which began operations in January 2004, that we believe will materially affect our revenue and profitability going forward. These landfill developments do not have historical operations, and accordingly, our condensed consolidated operating results will not be comparable to financial information for future periods.

      The following summarizes our three acquired landfills and landfill developments:

•	JED Landfill — a municipal solid waste landfill with 24 million cubic yards of permitted capacity, located in Osceola County, Florida. The landfill is located approximately 20 miles south of metropolitan Orlando and is well positioned to serve the Orlando metropolitan area and the surrounding counties. The facility opened for operation in January 2004.

•	Southeast Regional Landfill (previously referred to as the Cactus Waste Landfill) — a municipal solid waste landfill development with an expected capacity of 224 million cubic yards that we expect to be permitted in the second half of 2004, located in Pinal County, Arizona. The landfill is located between Phoenix and Tucson, Arizona and is well-positioned to serve both markets. We have begun construction of the facility and expect to open it for operation in the second half of 2004.

•	Fort Bend Regional Landfill (previously referred to as the Long Point Landfill) — as previously discussed, a municipal solid waste landfill development with 48 million cubic yards of permitted capacity, located in Fort Bend County, Texas. The landfill is located approximately 15 miles southwest of metropolitan Houston and is well-positioned to serve the Houston metropolitan area, including Fort

Bend County. We have begun construction of the facility and expect to open it for operation in the second half of 2004.

Recent Financing Activities

      We financed the acquisition of Florida Recycling and repaid our previously existing credit facilities with a majority of the net proceeds from borrowings under Waste Services’ new Senior Secured Credit Facilities, an offering by Waste Services of 9 1/2% Senior Subordinated Notes and the private placement of Common Shares of Capital. Information relative to these financing transactions is as follows:

New Senior Secured Credit Facilities

      On April 30, 2004, Waste Services entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, a portion of which will be available to Capital and its Canadian subsidiaries, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of Waste Services’ assets and the assets of its U.S. restricted subsidiaries as well as the shares of capital stock of the U.S. restricted subsidiaries held by Waste Services. Prior to our Migration Transaction, the Credit Facilities will be guaranteed by our current parent, Capital Environmental Resource Inc., and Capital’s Canadian subsidiaries and secured by substantially all of their assets (including shares of capital stock of Waste Services). After the completion of our Migration Transaction, Capital and its Canadian subsidiaries will become Waste Services’ foreign subsidiaries and will no longer guarantee or pledge all of their assets except that their guarantees and pledges will continue in support of the portion of the revolving credit facility available to Capital and its Canadian subsidiaries. Furthermore, 65% of the common shares of Waste Services’ first tier non-U.S. subsidiaries will be pledged to secure our obligations under the Credit Facilities.

New Senior Subordinated Notes

      On April 30, 2004, Waste Services completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi annually commencing October 15, 2004. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining rateably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control of Waste Services, as such term is defined in the Indenture, Waste Services is required to offer to repurchase all the Subordinated Notes at 100.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

      The Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities structurally subordinated to existing and future indebtedness of Waste Services’ non-guarantor subsidiaries, rank equally with any unsecured senior indebtedness and senior to our existing and future subordinated indebtedness.

      The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of Waste Services Preferred Stock; (vi) transactions with affiliates and (vii) certain sales of assets.

      Our obligations with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of Waste Services’ existing and future domestic restricted subsidiaries. Pending completion of the

Migration Transaction, Waste Services’ obligations with respect to the Subordinated Notes will also be guaranteed by our current parent, Capital Environmental Resource Inc., and each of Capital’s Canadian subsidiaries. After completion of the Migration Transaction, Capital and its Canadian subsidiaries will become Waste Services’ foreign subsidiaries and will no longer guarantee the Subordinated Notes.

      We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes, or the issuance date pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default. Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Subordinated Notes.

Equity Placement

      On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 Common Shares of Capital and warrants to purchase 1,340,000 Common Shares of Capital in private placement transactions to certain investors. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, one of our directors, is a principal of Sanders Morris Harris Inc. We also entered into an agreement with the investors in the private placement in which we agreed to file a registration statement for the 13,400,000 Common Shares and the 1,340,000 Common Shares issuable upon exercise of the warrants and have that registration statement declared effective within 120 days from April 30, 2004. If we do not comply with these registration requirements, we will be required to pay liquidated damages equal to 1.0% of the value, as defined in the agreement, of the unregistered Common Shares for each month that the Common Shares are unregistered. Since liquidated damages would be payable in cash, until the Common Shares are registered, the proceeds from the financing will be classified outside of shareholders’ equity.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

      A significant portion of our operations are currently domiciled in Canada; as such, we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by the Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

      Our consolidated results of operations for the three months ended March 31, 2004 and 2003 by geographic segment is as follows (in thousands):

	Three Months Ended March 31,

	2004

	Canada		U.S.		Total

Revenue	$30,317	100.0%	$20,000	100.0%	$50,317	100.0%
Operating expenses:
Cost of operations	20,900	68.9	13,271	66.4	34,171	67.9
Selling, general and administrative expense	4,929	16.3	5,630	28.2	10,559	21.0
Depreciation, depletion and amortization	3,446	11.4	2,026	10.0	5,472	10.9
Foreign exchange loss (gain) and other	(90)	(0.3)	—	0.0	(90)	(0.2)

Income (loss) from operations	$1,132	3.7%	$(927)	(4.6)%	$205	0.4%

	Three Months Ended March 31,

	2003

	Canada		U.S.		Total

Revenue	$25,280	100.0%	$—	—%	$25,280	100.0%
Operating expenses:
Cost of operations	16,594	65.6	—	—	16,594	65.6
Selling, general and administrative expense	4,432	17.5	—	—	4,432	17.5
Depreciation, depletion and amortization	3,225	12.8	—	—	3,225	12.8
Foreign exchange loss (gain) and other	(35)	(0.1)	—	—	(35)	(0.1)

Income (loss) from operations	$1,064	4.2%	$—	—%	$1,064	4.2%

Revenue

      A summary of our revenue for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,

	2004		2003

Collection	$40,160	79.8%	$20,631	81.6%
Landfill disposal	3,406	6.8	2,129	8.4
Transfer station	2,505	5.0	1,459	5.8
Material recovery facilities	2,320	4.6	941	3.7
Other specialized services	1,926	3.8	120	0.5

Total revenue	$50,317	100.0%	$25,280	100.0%

      Revenue was $50.3 million and $25.3 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $25.0 million or 99.0%. The increase in revenue for the three months ended March 31, 2004 as compared to the same period in the prior year is due to the following (in thousands):

Acquisitions in the United States	$20,000	79.1%
Internal revenue growth due to price and volume increases	844	3.3
Acquisitions in Canada	362	1.4
Favorable effects of foreign exchange rate fluctuations	3,831	15.2

Increase in revenue	$25,037	99.0%

      We anticipate revenue to continue to increase in 2004 as a result of our recently completed acquisitions, increased disposal volume at our JED Landfill in Florida, which opened in January 2004, and the commencement of operations at our recently acquired landfill sites in Arizona and Texas. The favorable effects of foreign exchange fluctuations reflect the strengthening of the Canadian dollar versus the U.S. dollar for the first quarter of 2004 versus the same period in 2003.

Cost of Operations

      Cost of operations was $34.2 million and $16.6 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $17.6 million or in excess of 100%. As a percentage of revenue, cost of operations was 67.9% and 65.6% for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of operations as a percentage of revenue is due to higher costs of labor on residential hauling contracts as well as a change in mix of revenue from our landfill disposal business. The increase in cost of operations for the three months ended March 31, 2004 as compared to the same period in the prior year is due to the following (in thousands):

Acquisitions in the United States	$13,271	80.0%
Labor cost increases	1,104	6.7
Acquisitions in Canada	238	1.4
Other increases	323	1.9
Unfavorable effects of foreign exchange rate fluctuations	2,641	15.9

Increase in cost of operations	$17,577	105.9%

Selling, general and administrative expense

      Selling, general and administrative expense was $10.6 million and $4.4 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $6.2 million or in excess of 100%. As a percentage of revenue, selling, general and administrative expense was 21.0% and 17.5% for the three months ended March 31, 2004 and 2003, respectively. The overall increase in selling, general and administrative expense is primarily due to increased salaries, systems and other overhead costs incurred in connection with our expansion into the U.S. Also included in selling, general and administrative expense is non-cash compensation expense (benefit) related to warrants issued to an executive officer in 2001 for which variable accounting applies. Stock-based compensation expense (benefit), which is based primarily on changes in our stock price, was $(1.4) million and $(0.3) million for the three months ended March 31, 2004 and 2003, respectively. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense 14.0%. We expect selling, general and administrative expense as a percentage of revenue to decline in future periods in 2004, primarily due to spreading our overhead costs over a larger revenue base resulting from the acquisition and integration of the remaining Allied Assets and Florida Recycling.

Depreciation, depletion and amortization

      Depreciation, depletion and amortization was $5.5 million and $3.2 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $2.3 million or 69.7%. As a percentage of revenue depreciation, depletion and amortization was 10.9% and 12.8% for the three months ended March 31, 2004 and 2003, respectively. The increase in depreciation, depletion, and amortization is primarily due to acquisitions in our U.S.-based operations. The decline in depreciation, depletion, and amortization as a percentage of revenue is primarily due to the effect of higher depletion related to special waste disposal jobs in the first quarter of 2003. The increase in depreciation, depletion and amortization for the three months ended March 31, 2004 as compared to the same period in the prior year is due to the following (in thousands):

Acquisitions in the United States	$2,026	62.8%
Increase in depreciation on trucks	118	3.7
Other increases	163	5.0
Decrease in depletion at our Canadian operations	(497)	(15.4)
Unfavorable effects of foreign exchange rate fluctuations	437	13.6

Increase in depreciation, depletion and amortization	$2,247	69.7%

      Depreciation on our trucks increased primarily due to an increase in our fleet size. Depletion decreased primarily due to lower volumes at our two existing Canadian landfills. The weighted average landfill depletion rate for our operating Canadian landfills during the three months ended March 31, 2004 and 2003 was C$8.66 and C$10.09 per tonne, respectively. The weighted average landfill depletion rate for our operating U.S. landfills during the three months ended March 31, 2004 was $5.23 per ton.

Foreign exchange loss (gain) and other

      Foreign exchange loss (gain) and other was less than $(0.1) million for the three months ended March 31, 2004 and 2003. The foreign exchange gain and other is the result of re-measuring U.S. dollar denominated cash balances into Canadian dollars.

Interest expense

      The components of interest expense which includes cumulative mandatorily redeemable preferred stock dividends on amortization of issue costs for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,

	2004		2003

Waste Services Preferred Stock dividends and amortization of issue costs	$4,019	38.9%	$—	—%
Credit facility interest	3,900	37.7	919	69.6
Amortization of debt issue costs	2,210	21.4	220	16.7
Other interest expense	206	2.0	181	13.7

	$10,335	100.0%	$1,320	100.0%

      Interest expense was $10.3 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $9.0 million or in excess of 100%. A substantial portion of the increase is due to non-cash dividends and amortization of issue costs on our cumulative mandatorily redeemable preferred shares, which consists of $2.6 million for accrued and unpaid dividends and $1.4 million for amortization of discount and issue costs. Higher outstanding borrowings and higher interest rates on our credit facilities also increased interest expense by $3.0 million. The weighted average interest rate on credit facility borrowings was 9.0% and 6.1%, for the three months ended March 31, 2004 and 2003, respectively.

      We expect interest expense to increase in future periods in 2004 due to increased debt balances outstanding as a result of the issuance of our Credit Facilities and Subordinated Notes in April 2004. On April 30, 2004, and concurrently with the issuance of our Credit Facilities and Senior Subordinated Notes, we repaid our 364-day Senior Secured Credit Facility (the “364-day Facility”). In connection with the refinancing, we will be expensing the then-remaining unamortized debt issue costs of $5.9 million on the 364-day Facility in the second quarter of 2004.

Income tax provision

      The provision for income taxes was $0.8 and less than $0.1 million, representing an effective tax rate of negative 8.2% and 16.8% for the three months ended March 31, 2004 and 2003, respectively. The difference from the statutory rate in 2004 is primarily due to the tax effect of the non-deductible dividends on the cumulative mandatorily redeemable preferred shares and the corresponding amortization of discounts and debt issue costs and the Canadian Large Corporations tax. Due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carryforwards generated in the U.S. During the first quarter of 2004, we provided for an additional allowance of $3.6 million related to losses incurred relative to our U.S. operations.

Liquidity and Capital Resources

      Our principal capital requirements are to fund capital expenditures, primarily related to landfill site development, business and asset acquisitions and debt service. Significant sources of liquidity are cash on hand, working capital, borrowings from our credit facilities, our ability to issue performance bonds and letters of credit and proceeds from debt and equity issuances.

      As of March 31, 2004, our cash and cash equivalents was $5.8 million and net working capital, defined as current assets less restricted cash, deferred financing costs for our refinanced 364-day Facility and current liabilities, was $9.5 million. As of March 31, 2004, restricted cash of $1.0 million represented funds held in escrow to finance the acquisition of certain of the remaining Allied Assets. As of March 31, 2004, prepaid expenses and other current assets included $9.0 million of cash collateral deposits for letters of credit.

      During the second quarter of 2004, we financed the acquisition of Florida Recycling and repaid our 364-day Facility with the majority of the net proceeds from borrowings under our Credit Facilities, the offering of Subordinated Notes and the private placement of Common Shares of Capital. The details of these debt and equity offerings are more fully described in Recent Financing Activities.

      Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage, (ii) maximum total leverage and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. Any failure by us to comply with these covenants and restrictions will, unless waived by the lenders, result in an inability to borrow under the Credit Facilities or an immediate obligation to repay all amounts outstanding. In such event, we would be required to refinance our debt or obtain capital from other sources, including the issuance of additional debt or equity or sales of assets, in order to meet our repayment obligations, which may not be possible.

The following table sets forth our financial covenant levels for each of the next four quarters:

	Maximum Consolidated	Maximum Consolidated Senior	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Secured Leverage Ratio	Interest Coverage Ratio

FQ2 2004	5.50:1.00	2.50:1.00	2.50:1.00
FQ3 2004	5.50:1.00	2.50:1.00	2.50:1.00
FQ4 2004	5.25:1.00	2.25:1.00	2.75:1.00
FQ1 2005	5.11:1.00	2.25:1.00	2.75:1.00

364-day Senior Secured Credit Facility (repaid in full on April 30, 2004)

      In December 2003, Waste Services entered into the $220.0 million 346-day Facility comprised of a $195.0 million term loan and a $25.0 million revolving credit facility, which was secured by substantially all of our current and future acquired assets. Initial borrowings under the 364-day Facility were used to finance the acquisition of certain of the Allied Assets and to repay our prior senior credit facility in full. The 364-day Facility bore interest at 9.0% per annum and was repaid with the proceeds of the Credit Facilities, Subordinated Notes and equity placement previously discussed. As of March 31, 2004, we had $172.1 million outstanding under the term loan and $12.0 million drawn on the revolving credit facility.

Cumulative Mandatorily Redeemable Preferred Shares

      In May 2003, Waste Services issued 55,000 shares of redeemable Preferred Stock (the “Waste Services Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Waste Services Subscription Agreement”), at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time following the completion of the Migration Transaction. The issuance of the Waste Services Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services Preferred stock are non-voting. The Waste Services Preferred Stock entitles the holders to a liquidation preference of $1,000 per share and a cumulative cash dividend of 17.75% per annum (compounding and accruing quarterly in arrears). The liquidation preference approximated $64.4 million as of March 31, 2004. As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Waste Services Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Waste Services Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Waste Services Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Waste Services Preferred Stock by May 6, 2009, Kelso may require Capital to initiate a sale of Waste Services or of its assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of Waste Services dated April 30, 2004, if Waste Services determines, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320 million, then Waste Services may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied or (iii) a sale of Waste Services. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of Waste Services or its assets within 20 months of initiation of the sale process by the holders of Waste Services Preferred Stock, then on notice from the holders of the Waste Services Preferred Stock, all outstanding Waste Services Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Waste Services Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then Waste Services is not required to pay this increased liquidation amount until the delayed sale date.

      Also pursuant to the Amended Certificate of Designations, if Waste Services becomes subject to a liquidation or insolvency event (as such terms are defined in our Amended and Restated Credit Agreement dated April 30, 2004) or in the event of a change of control of Waste Services (as such term is defined in the Amended Certificate of Designations), all payments and other distributions to holders of Waste Services Preferred Stock will be subordinate to the repayment in full of our Credit Facilities. This provision does not prohibit any accrual or increase in the dividend rate or in the liquidation preference of the Waste Services Preferred Stock as provided for in the Amended Certificate of Designations, or the distribution of additional shares or other equity securities to the holders of Waste Services Preferred Stock, so long as such additional shares or other equity securities are subject to at least equivalent subordination provisions. In addition, the Amended Certificate of Designations prohibits us from making any payment or distribution to the holders of Waste Services Preferred Stock in the event of a sale of Waste Services or its assets, or the exercise by the holders of Waste Services Preferred Stock of their right to require payment of the liquidation amount of their shares as a result of the failure to consummate a sale of Waste Services as described in the preceding paragraph, unless such payment or distribution is expressly permitted pursuant to the terms of the agreement then governing our Credit Facilities.

      Under the terms of the Waste Services Subscription Agreement, as amended, if we do not complete the Migration Transaction by June 30, 2004, the dividend payable on the Waste Services Preferred Stock issued to Kelso will increase by 1% per annum, from 17.75%, for every month that the Migration Transaction is delayed, up to a maximum increase of an additional 12.0% per annum. We may also be required to issue to Kelso an additional 250,000 warrants per month for each month that the Migration Transaction is delayed after June 30, 2004, up to an additional 6,000,000 warrants to purchase Waste Services common stock, at an exercise price of $0.01 per share. The increase in the dividend payable on the Waste Services Preferred Stock issued to Kelso would increase the amount to be paid to Kelso on the redemption of the Waste Services Preferred Stock and would have a material adverse effect on our financial condition. By the terms of the agreement, as amended, if the Migration Transaction is not completed at all, Kelso may also require us to exchange the existing 7,150,000 warrants to purchase common stock of Waste Services, and any of the additional warrants for common stock of Waste Services issued as a result of our completing the Migration Transaction after June 30, 2004, for warrants to purchase Capital’s Common Shares.

Equity Issuance

      The following table summarizes our Common Share issuances during the three months ended March 31, 2004:

Number of
Common Shares

Acquisitions:
Fort Bend Regional Landfill	4,375,000
Collection operations in Arizona	911,370
Landfill acquisition in Saskatchewan	12,000

Total Common Shares issued in connection with acquisitions	5,298,370
Common Shares issued upon exercise of options and warrants	70,704

Common Shares issued during the three months ended March 31, 2004	5,369,074

      On April 30, 2004, we issued 13,400,000 Common Shares of Capital and warrants to purchase 1,340,000 Common Shares of Capital in private placement transactions to certain investors. On April 30, 2004, we also issued 8,250,000 Common Shares in connection with the acquisition of Florida Recycling.

Surety Bonds, Letters of Credit and Insurance

      Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March, 31, 2004 and December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $20.0 million and $19.6 million, respectively, to collateralize our obligations.

      Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2004 we have posted a letter of credit with our U.S. insurer of approximately $2.3 million to cover the liability for losses within the deductible limit. Separately, we have deposited $0.3 million with our third-party claims administrator to settle claims as incurred. We are required to replenish the escrow fund to its current level as it is depleted.

Cash Flows

      The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2004 and 2003.

Cash Flows from Operating Activities

      Cash flows provided by (used in) operating activities was $(0.2) million and $3.8 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash provided by operating activities is primarily due to increased overhead spending as well as changes in working capital during the first quarter of 2004.

Cash Flows used in Investing Activities

      Cash flows used in investing activities was $40.5 million and $18.4 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash used in investing activities is primarily due to the various business acquisitions we completed during the first quarter of 2004 and increased capital expenditures. We expect to incur increasing capital expenditures as we continue development of our recently acquired landfill sites. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities, subject to the limitations on our investing activities set out in the Credit Facilities Agreement, and the issuance of additional debt and/or equity securities. We expect capital expenditures for the full year of 2004 to be approximately $50.0 million.

Cash Flows from Financing Activities

      Cash flows provided by financing activities was $25.6 million and $29.2 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in cash flows from financing activities is due to the issuance of our Series 1 Preferred Shares during the first quarter of 2003, offset by our use of restricted cash in the acquisitions of certain of the Allied Assets and increased borrowings on our 364-day Facility.

Off-Balance Sheet Financing

      We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Canadian Waste Services Inc. to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreement are further described in our annual financial statements for the year ended December 31, 2003, as filed on Form 20-F with the Securities and Exchange Commission.

Landfill sites

      The following table summarizes the changes in our operating landfill capacity for the three months ended March 31, 2004 (in thousands of cubic yards):

	Balance,			Balance,
	Beginning	Landfills	Airspace	End of
	of Period	Acquired	Consumed	Period

Canada
Permitted capacity	10,871	1,430	(123)	12,178
Probable expansion capacity	—	—	—

Total available airspace	10,871	1,430	(123)	12,178

Number of sites	2	1		3

United States(1)
Permitted capacity	26,084	—	(112)	25,972
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	44,384	—	(112)	44,272

Number of sites	3	—		3

Total
Permitted capacity	36,955	1,430	(235)	38,150
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	55,255	1,430	(235)	56,450

Number of sites	5	1		6

(1)	Excludes our Southeast Regional Landfill in Arizona (previously referred to as Cactus Waste) and Fort Bend Regional Landfill, which are currently under construction and are expected to have initial permitted capacities of 224 million and 48 million cubic yards, respectively.

Trend Information

Seasonality

      We expect the results of our Canadian operations to vary seasonally, with revenue typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The seasonality is attributable to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity. Second, certain operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Also, during the summer months, there are more tourists and part-time residents in some of our service areas, resulting in more residential and commercial collection. Consequently, we expect operating income to be generally lower during the winter. We believe that the effect of seasonality on our results of operations from our U.S. operations, which are located in warmer climates than our Canadian operations, will be less significant than that of our Canadian operations.

Disclosure Regarding Forward-Looking Statements

      This Form 10-Q contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some of these forward-looking statements include forward-looking phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “intends,” “may,” “should” or “will continue,” or similar expressions or the negatives thereof or other variations on these expressions, or similar terminology, or discussions of strategy, plans or intentions. These statements also include descriptions in connection with, among other things:

•	our anticipated revenues, capital expenditures, future cash flows and financing requirements, and those of companies or assets we acquire;

•	the implementation of our business strategy;

•	completion of our migration transaction and any acquisition transactions;

•	descriptions of the expected effects of our competitive strategies; and

•	the impact of actions taken by our competitors and other third parties, including courts and other governmental authorities.

      Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	changes in inflation;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy, including our migration transaction and integrate any acquisitions we undertake;

•	the outcome of pending legal claims against us;

•	changes in general business and economic conditions and in the financial markets; and

•	changes in accounting standards or pronouncements.

      Some of these factors are discussed in more detail in our annual report on Form 20-F, as filed with the Securities and Exchange Commission for the year ended December 31, 2003, including under Item 3. of the annual report, “Key Information — Risk Factors.” If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      A significant portion of our operations are currently domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by the Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2004 and 2003 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease loss from Canadian operations by less than $0.1 million.

      As of March 31, 2004 we were not materially exposed to variable interest rates, however, under our new Credit Facilities the interest rates payable on our revolving and term facilities are based on a spread over base rate and Eurodollar loans as defined at our option.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures/ Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, or the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us (including our consolidated subsidiaries) required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Changes in Internal Controls

      During the period covered by this filing, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 10, “Commitments and Contingencies” to our unaudited interim condensed consolidated financial statements filed herein.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In January 2004, we issued a total of 324,070 Common Shares to one individual in partial consideration for the acquisition of a solid waste services company in Phoenix, Arizona, a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act. Also in January 2004, we issued 12,000 Common Shares to one individual as partial consideration for an acquisition. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

      In February 2004, we issued a total of 4,375,000 Common Shares to 31 entities and individuals as partial consideration for the acquisition of the Fort Bend Regional Landfill and transfer station permit in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act.

      In March 2004, we issued 587,300 Common Shares to on individual as partial consideration for the acquisition of a solid waste services company in Phoenix, Arizona, in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

Exhibit 10.1 —	Employment Agreement dated as of January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns
Exhibit 10.2 —	Employment Agreement dated as of February 23, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Mark A. Pytosh
Exhibit 18.1 —	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004.
Exhibit 31.1 —	Section 302 Certification of David Sutherland – Yoest, Chairman and Chief Executive Officer
Exhibit 31.2 —	Section 302 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer
Exhibit 32.1 —	Section 1350 Certification of David Sutherland – Yoest, Chairman and Chief Executive Officer
Exhibit 32.2 —	Section 1350 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

      (b) Reports on Form 8-K and 6-K during the quarter ended March 31, 2004:

Form 8-K

      None.

Form 6-K

      On January 5, 2004, we filed a current report on Form 6-K to announce the completion of the first phase of the previously announced acquisition of the Northern and Central Florida operations of Allied Waste Industries, Inc. and the acquisition of the assets of Horizon Waste Systems of Arizona, Inc.

      On February 26, 2004 we filed a current report on Form 6-K to announce the acquisition of a new landfill development in Fort Bend County, Texas, that upon completion of the Migration Transaction, Jack E. Short, Wallace L. Timmeny and Michael J. Verrochi would join the board of directors of Waste Services, Inc. and become the board’s audit committee and to file Amendment No. 1 dated as of February 13, 2004, to the Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC.

      On March 22, 2004, we filed a current report on Form 6-K to file our financial statements for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Capital Environmental Resource Inc. (the “Company”) has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004

By:	/s/ DAVID SUTHERLAND-YOEST

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer, and Director

By:	/s/ RONALD L. RUBIN

Ronald L. Rubin
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 10.1	—	Employment Agreement dated as of January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns
Exhibit 10.2	—	Employment Agreement dated as of February 23, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Mark A. Pytosh
Exhibit 18.1	—	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004
Exhibit 31.1	—	Section 302 Certification of David Sutherland – Yoest, Chairman and Chief Executive Officer
Exhibit 31.2	—	Section 302 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer
Exhibit 32.1	—	Section 1350 Certification of David Sutherland – Yoest, Chairman and Chief Executive Officer
Exhibit 32.2	—	Section 1350 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer