Form 10-K
period 2003-12-31
CAPITAL ENVIRONMENTAL RESOURCE INC
filed 2004-06-09
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25955

Capital Environmental Resource Inc.
(Exact name of Registrant as Specified in Its Charter)

Ontario, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1122 International Blvd.	L7L 6Z8
Suite 601, Burlington, Ontario	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 319-1237

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☐          No ☑

      The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $64.9 million based upon the closing price of the Registrant’s common shares as quoted on the Nasdaq National Market as of that date.

      The number of common shares of the Registrant outstanding as of March 31, 2004 was 73,707,902.

EXPLANATORY NOTE

      As of December 31, 2003, Capital Environmental Resource Inc. (“Capital”, “we”, “us” or “our”) was a foreign private issuer required to file annual reports on Form 20-F and interim reports on Form 6-K with respect to our financial results and certain other matters. On March 31, 2004 we filed an annual report on Form 20-F for the year ended December 31, 2003.

      During the first quarter of 2004, we ceased to be a foreign private issuer. This annual report on Form 10-K is being filed voluntarily by us to satisfy the filing requirements that would have been applicable to us had we not been a foreign private issuer as of December 31, 2003 and to enable us to satisfy the eligibility requirements for Form S-3. Accordingly, unless otherwise stated, this annual report does not reflect events occurring after the filing of our annual report on Form 20-F for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 31, 2004 and does not update the disclosures therein in any way. Each of the certifications and Item 9A speak as of their respective dates and the filing date of this annual report. Unless otherwise indicated the exhibits previously filed with our annual report on Form 20-F for the year ended December 31, 2003 are not re-filed herewith. Separately, you should read our other periodic reports filed with the Securities and Exchange Commission in 2004, including but not limited to our interim report on Form 10-Q for the quarter ended March 31, 2004.

i

i

PART I

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K, or the annual report, contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some of these forward-looking statements include forward-looking phrases such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “foresees”, “intends”, “may”, “should” or “will continue”, or similar expressions or the negatives thereof or other variations on these expressions, or similar terminology, or discussions of strategy, plans or intentions. These statements also include descriptions in connection with, among other things:

•	our anticipated revenue, capital expenditures, future cash flows and financing requirements, and those of companies we acquire;

•	the implementation of our business strategy;

•	completion of our migration transaction;

•	descriptions of the expected effects of our competitive strategies; and

•	the impact of actions taken by our competitors and other third parties, including courts and other governmental authorities.

      Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	changes in inflation;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy, including our migration transaction, and integrate any acquisitions we undertake;

•	the outcome of pending legal claims against us;

•	changes in general business and economic conditions, changes in exchange rates and in the financial markets; and

•	changes in accounting standards or pronouncements.

      Some of these factors are discussed in more detail in this annual report, including under “Item 1. Business — Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 1.	Business

Overview

      We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada.

      We were formed on the amalgamation of our predecessor, Capital Environmental Resource Inc., with a number of its wholly owned subsidiaries, pursuant to the Business Corporations Act (Ontario) effective January 1, 2003. Our predecessor was incorporated in May 1997 and began operations in June 1997 when it acquired selected Canadian solid waste assets and operations from Canadian Waste Services Inc. and its parent, USA Waste Services, Inc. (now known as Waste Management, Inc.). We completed our initial public offering of 2,760,000 common shares in June of 1999.

      From the time of commencing operations we acquired a number of solid waste service operations in Canada and the United States. In the first half of 2001, we sold our operations in the northeastern United States and exited the U.S. market because those U.S. operations were exclusively collection operations, with no related disposal opportunity and did not provide sufficient cash flow and investment returns.

      Our corporate strategy changed substantially in September 2001 when we appointed our current Chairman and CEO, David Sutherland-Yoest, and new board members. Our new management and board of directors identified an opportunity to create a multi-regional, vertically integrated solid waste company by expanding into high growth markets in the United States. Since September 2001, we have raised approximately $150 million of equity pursuing this strategy and have invested in three newly permitted or to be permitted large landfill disposal assets strategically located in high growth U.S. markets. In addition, we have assembled a management team with significant industry experience and invested in information systems to support our growth plans.

      We expect to continue to make strategic acquisitions in the United States and Canada. These acquisitions will be financed through all or a combination of cash on hand, issuances of our common stock and other debt and equity financings.

      In 2003, we initiated a disposal-based growth strategy to enter the U.S. solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics then acquiring and developing waste collection and transfer operations. In the past 12 months, we have implemented this strategy in three geographic markets in the United States: northern and central Florida, including Orlando and Tampa; Phoenix and Tucson, Arizona and Houston, Texas. We have acquired large municipal solid waste landfill developments in each of these markets.

      In May 2003, we entered Florida with the acquisition of the JED Landfill, a permitted municipal solid waste landfill located in Osceola County, which is well-positioned to serve the Orlando metropolitan area and surrounding counties. The JED Landfill began accepting waste in January 2004 and has an initial permitted capacity of 24.0 million cubic yards. We plan to pursue a vertical expansion that would increase the permitted capacity by approximately 18.0 million cubic yards.

      In December 2003, we completed the acquisition of a majority of the collection, transfer and disposal operations of Allied Waste Industries, Inc., or Allied, in northern and central Florida, and expect to acquire the remaining operations in Jacksonville, which we refer to as the remaining Allied assets, in May 2004 upon receipt of the required municipal contract transfer consents and approvals.

      In November 2003, we entered into an agreement, as amended in March 2004, to acquire all of the issued and outstanding shares of Florida Recycling Services, Inc. or Florida Recycling. Florida Recycling’s operations are based in central Florida, primarily servicing the Orlando, Daytona, Fort Myers and Tampa markets and will provide substantial internalization benefits to our JED landfill.

      In July 2003, we entered Arizona with the acquisition of the Cactus Waste Landfill, a municipal solid waste landfill development located between Phoenix and Tucson, which is well-positioned to serve both metropolitan areas. We also acquired a permit to construct a transfer station in Mesa, outside of Phoenix, which will allow us to transfer waste from the Phoenix metropolitan area to the landfill. We expect to receive permits for the landfill in the second quarter of 2004, and we expect to complete the construction of both the landfill and transfer station and begin accepting waste in the second half of 2004. In addition, since July 2003, we have acquired seven collection operations in the Phoenix metropolitan area, which we intend to vertically integrate with our landfill disposal and transfer operations.

      In February 2004, we entered Texas with the acquisition of the Long Point Landfill, a permitted municipal solid waste landfill development located in Fort Bend County, which is well-positioned to serve the Houston metropolitan area. We also acquired a leasehold interest for a transfer station site that will allow us to increase the volume disposed of at the landfill. We expect to complete construction of both the landfill and transfer station and begin accepting waste at the landfill in the second half of 2004. We intend to pursue opportunities to create a vertically integrated market position in the Houston metropolitan area by acquiring and developing collection and additional transfer operations.

      Our corporate offices are located at 1122 International Blvd., Suite 601 Burlington, Ontario L7L 6Z8. Our telephone number is (905) 319-1237.

      We will file annual reports on Form 10-K, quarterly reports on Form 10-Q and current report on Form 8-K with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is www.sec.gov.

      You may request a copy of those filings, at no cost, by writing or telephoning us at: Capital Environmental Resource Inc., 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8, Attention: General Counsel. You also may obtain them through our website. Our website address is www.capitalenvironmental.com. Information on our website does not form a part of this annual report.

U.S. Migration

      As part of our business strategy to expand into the United States, we propose to enter into a migration transaction. Under the migration transaction, our corporate structure will be reorganized so that Waste Services, Inc. or Waste Services will become the ultimate parent company of our corporate group. Waste Services is currently our Delaware subsidiary.

      The migration transaction will be effected through a plan of arrangement under Section 182 of the Business Corporations Act (Ontario) and must be approved by the Ontario Superior Court of Justice and by our shareholders. We will, through such plan of arrangement, effectively convert the holders of our common shares into holders of shares of common stock of Waste Services as follows:

•	Holders of our common shares who are U.S. residents will have their holdings automatically transferred to Capital Holdings (an intermediate company incorporated in Nova Scotia, Canada and a wholly owned subsidiary of Waste Services) in exchange for shares of common stock of Waste Services.

•	Holders of our common shares who are not U.S. residents and who do not elect to receive exchangeable shares will also have their holdings automatically transferred to Capital Holdings in exchange for shares of common stock of Waste Services.

•	Holders of our common shares who are not U.S. residents and who elect to receive exchangeable shares will have their common shares reclassified as exchangeable shares that are exchangeable for shares of common stock of Waste Services at an exchange ratio of 1:1.

      The terms of the exchangeable shares will be the economic and functional equivalent of the common stock of Waste Services. Holders of exchangeable shares (i) will receive the same dividends as holders of shares of common stock of Waste Services and (ii) will be entitled to vote on the same matters as holders of shares of common stock of Waste Services. Such voting will be accomplished through the issuance of a special voting share to a trustee who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share).

      The exchangeable shares will mandatorily be exchanged for shares of common stock of Waste Services upon the occurrence of certain events, such as our liquidation, or after a redemption date. Such redemption date has not yet been determined, but the date will be within a range of approximately seven to twelve years after the issuance of the exchangeable shares.

Our Business Strategy

      Our goal is to be a highly profitable, multi-regional solid waste services company in North America with leading market positions in each of the markets we serve. In order to achieve this goal, we intend to:

      Maximize Density and Vertical Integration of Operations. We believe that achieving a high degree of density and vertical integration of operations leads to higher profitability and returns on invested capital. In each of our local markets, we seek to maximize the density of our collection routes, which allows us to leverage our facilities and vehicle fleet by increasing the number of customers served and revenue generated by each route. In addition, we seek to vertically integrate our operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of waste volume. By securing and controlling the solid waste stream from collection through disposal, we are able to achieve cost savings for our collection operations, while at the same time providing our landfills with more stable and predictable waste volume and enhancing returns on the capital invested in these facilities.

      Provide Consistent, Superior Customer Service. Our long-term growth and profitability will be driven, in large part, by our ability to provide consistent, superior service to our customers. We believe that our local and regional operating focus allows us to respond effectively to customer needs on a local basis, as well as maintain strong relationships with commercial, municipal and residential accounts. In each of our markets, customer retention and new account generation are key areas of focus for our local managers, and are important components of their performance evaluation.

      Maintain a Decentralized Operating Management Structure with Centralized Controls and Information Systems. The solid waste industry is a local and regional business by nature, where we believe that asset investment, customer relationships, pricing and operational productivity are most effectively managed on a local and regional basis. We have structured our operating management team on a geographically decentralized basis, because we believe that talented, experienced and incentivized local management are in the best position to make effective, profitable decisions regarding local operations and to provide strong customer service. Our senior management team provides significant oversight and guidance for our local management, developing operating goals and standards tailored to each market, but does not impose corporate directives regarding local operating decisions, such as pricing.

      While our operating management structure is decentralized, all of our operations adhere to uniform corporate policies and financial controls, as well as utilize integrated information systems. Our information systems provide both corporate and local management with comprehensive, consistent and timely operating and financial data, enabling them to maintain detailed, ongoing visibility of the performance and trends in each of our local market operations.

      Execute a Disciplined, Disposal-Based Growth Strategy. Our growth strategy consists of both new geographic market entries, for which we first secure disposal capacity, and “tuck-in” acquisitions within an existing market, which typically consist of collection operations or transfer stations. In either case, we focus on maximizing cash flow and return on invested capital.

      For new market entries, we only pursue opportunities where we can:

•	benefit from (i) above-average underlying economic or population growth, or (ii) a changing competitive or regulatory environment that could lead to above-average growth for solid waste services;

•	establish a leading market position over time in the local markets in which we operate; and

•	become vertically integrated with the ability to secure significant waste volume that we collect and transfer to our own landfills.

      We believe that each of the new markets we have entered in the United States in the past 12 months have met these criteria.

      For tuck-in acquisitions, we only pursue opportunities that:

•	are complementary to our existing infrastructure, allowing us to increase the density of our collection routes or enhance asset utilization; or

•	increase the waste volume that can be internalized into our transfer stations and landfills.

Operations

      We provide our services on a geographic basis in two regions in Canada, Eastern and Western Canada, and in two regions in the United States, Florida and the Southwest. For a discussion on the seasonality of our business, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trend Information — Seasonality.”

Collection Services

      We provide collection services to approximately 52,000 commercial and industrial customers and approximately 810,000 residential customers. As of December 31, 2003, we had a front-line collection fleet size of approximately 650 vehicles with an average fleet age of approximately six years.

      Commercial and Industrial Collection. We provide collection services to a variety of commercial and industrial customers in all of our geographic markets where we have collection operations. We perform such services principally under one to three year service agreements, which typically contain provisions for automatic renewal and which prohibit the customer from terminating the agreement prior to its expiration date without incurring a penalty. We provide roll-off containers to customers for temporary services, such as for construction projects, under short-term purchase orders. We also provide stationary compactors to our customers, which allow them to compact their waste at their premises prior to its collection. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and ten to fifty cubic yard containers to industrial customers, including our roll-off accounts.

      We determine the fees we charge our customers by a variety of factors, including collection frequency; level of service; route density; the type, volume and weight of the waste collected; type of equipment and containers furnished; the distance to the disposal or processing facility; the cost of disposal or processing; and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on price increases is sometimes limited by the terms of our contracts.

      Residential Collection. We provide residential waste collection services in all of our geographic markets where we have collection operations through a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes and mobile home parks, and homeowners associations. We also provide such services through residential subscription arrangements with individual homeowners in certain markets.

      Our contracts with municipalities are typically for a term of up to five years and contain a formula, generally based on a predetermined published price index, for automatic adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions.

      The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or transfer facility, the cost of disposal or transfer and prices we charge in the market for similar services.

Transfer Station Services

      We operate 14 transfer stations and are constructing new transfer stations in Arizona and Texas. Our transfer stations receive solid waste from our own operations and from third parties, compact the waste and transfer it for disposal to our own or third-party landfills. We charge third parties fees to dispose of their waste at our transfer stations.

      We typically subcontract the transportation of waste from our transfer stations to the landfill. Transfer station fees are generally based on the cost of processing, transportation and disposal. We believe that the benefits of using our transfer stations include improved utilization of our collection infrastructure and better relationships with municipalities and private operators that deliver waste to our transfer stations, which can lead to additional growth opportunities. We believe that transfer stations will become increasingly valuable as new landfills are opening further away from metropolitan areas and waste needs to travel further for disposal.

Commercial and Residential Recycling Services

      We offer collection and processing services to our municipal, commercial and industrial customers for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles, fiberboard, and ferrous and aluminum metals. We operate five material recovery facilities in Ontario, Canada and seven in Florida. These facilities are used to sort, bale and ship recyclable materials to market. We also deliver recyclable materials that we collect to third parties for processing and resale. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. We believe that recycling will continue to be an important component of municipal solid waste management plans due to the public’s environmental awareness and regulations that mandate or encourage recycling.

Landfill Disposal Services

      We charge our landfill and transfer station customers a tipping fee on a per ton basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of or volume of the waste deposited. We generally base our transfer station tipping fees on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.

      We dispose of the solid waste we collect in one of four ways: (i) at our own landfills; (ii) through our own transfer stations; (iii) at municipally-owned landfills; or (iv) at third-party landfills or transfer stations. In markets where we do not have our own landfills, we seek to secure favorable long-term disposal arrangements with municipalities or private owners of landfills or transfer stations. In those markets, our ability to maintain competitive prices for our collection services is generally dependent upon our ability to secure favorable disposal pricing. In some markets we may enter into put or pay disposal arrangements with third party operators of disposal facilities. These arrangements require us to deliver a minimum tonnage of waste for disposal at a fixed disposal rate, or pay a penalty equal to the minimum tonnage multiplied by that disposal rate. These types of arrangements allow us to fix our disposal costs, but also expose us to the risk that if our tonnage declines and we are unable to deliver the minimum tonnage, we will be required to pay the penalty.

Other Specialized Services

      We offer other specialized services consisting primarily of sales and leasing of compactor equipment and portable toilet services for special events or construction sites.

Local/ Regional Operating Structure

      Each of our operating regions also has a number of operating districts where the business is managed on a local basis.

      From a management perspective, each district has a district manager who reports to a regional vice president responsible for each of our four operating regions. Each of these regional vice presidents reports to our President and Chief Operating Officer. District managers are responsible for the day-to-day operations of their districts, including supervising their sales force, maintaining service quality, implementing our health and safety and environmental programs and overseeing contract administration. District managers work closely with regional vice presidents to execute business plans and identify business development opportunities. This structure is designed to provide decision-making authority to our district managers who are closest to the needs of the customers they serve in the community. This localized approach allows us to quickly identify and address customer needs, manage local operating dynamics and take advantage of market opportunities, while also providing streamlined access to our President and Chief Operating Officer for resource allocation and other major strategic decisions.

Canada

      We have operations throughout Ontario and in Saskatchewan, Alberta and British Columbia.

      Eastern Canada. Our Eastern Canada operations are based primarily in and around metropolitan areas of southern Ontario. We operate in 16 districts with 14 collection operations, eight transfer stations, five material recovery facilities and one landfill. While our southern Ontario operations other than Ottawa do not have internal disposal facilities, we have disposal contracts in place for a majority of our collected volume at favorable rates.

      Our Waste Services landfill located in Ottawa, Canada consists of 79 acres zoned for waste disposal and another 21 acres of contiguous land. The 79 acre landfill is permitted to accept up to 234,750 metric tons per year of dry waste for disposal. We estimate that the 79 acre site has a remaining capacity of 1.8 million cubic yards and almost six years of remaining airspace on the 79 acre parcel, at current disposal volumes.

      Western Canada. Our Western Canada operations are located in the three most western Canadian provinces: Saskatchewan, Alberta and British Columbia. Our hauling companies are located in and around metropolitan areas of Alberta and British Columbia and our two landfills are located in proximity to the industrial waste markets that they serve. We operate in 11 districts with nine collection operations, two transfer stations and two landfills. The two landfills we own and operate in Western Canada primarily serve industrial customers and while we do not have significant internal disposal facilities, we have disposal contracts in place for a majority of our collected volume.

      Our Gap Landfill in southern Saskatchewan was acquired in January 2004 and is a fully permitted industrial waste landfill which primarily services the oilfield industry. At the time we acquired the landfill, it had been operating for approximately two years and has an estimated remaining operating life of 33 years.

      Our Paintearth Landfill, located in Coronation, Alberta is permitted to accept non-hazardous solid waste, construction and demolition waste and certain special wastes and includes a composting facility, a bio-remediation facility and a material recycling facility. The landfill consists of approximately 160 acres zoned for waste disposal and another approximately 320 acres of contiguous land that is suitable for future expansion. We estimate that the 160 acre site has a total remaining capacity of 9.1 million cubic yards and 40 years of remaining airspace in the current 160 acre parcel.

United States

      In 2003, we initiated a disposal-based growth strategy to enter the U.S. solid waste market. To date, we have made strategic acquisitions of permitted or to be permitted landfill sites and collection operations in northern and central Florida, Phoenix, Arizona and Houston, Texas.

      Florida Region. We expect that upon the completion of our acquisition of Allied’s northern and central Florida operations and our pending acquisition of Florida Recycling, our Florida region will be organized into three districts with 13 collection operations, seven transfer stations, five material recovery facilities and three landfills.

      The north Florida district, centered around the Jacksonville metropolitan area, will be comprised of two collection operations, two material recovery facilities and two landfills. The Gulf district, concentrated in the Tampa/ St. Petersburg market area, will have six collection operations, two transfer stations and three material recovery facilities. The central Florida district, focused on the Orlando metropolitan area, will have five collection operations, two transfer stations, two material recovery facilities and our JED landfill.

      Our JED Landfill is located in Osceola County, Florida (approximately 20 miles south of metropolitan Orlando) and commenced operations in January 2004. This municipal solid waste landfill has current permitted airspace of 24 million cubic yards. The site has no daily or annual volume limits, and it is currently permitted to accept waste from Osceola County and six surrounding counties (which include the Orlando metropolitan area).

      Southwest Region. Our southwest region includes our operations in Arizona and Texas and includes new landfill sites outside Phoenix and Houston and collection operations recently acquired in the Phoenix metropolitan area.

      Our Arizona operations are focused in the Phoenix metropolitan area. The Cactus Waste Landfill is located between Phoenix and Tucson, Arizona, and was acquired in September 2003. This municipal solid waste landfill is expected to have an initial capacity of approximately 224 million cubic yards. Construction of the site is expected to begin in April 2004. The site has no daily or annual volume limits and is expected to begin accepting solid waste in the second half of 2004. We have also obtained the required permits and zoning to operate and are currently constructing a transfer station in Mesa, Arizona. We expect the transfer station to commence operations in the second half of 2004.

      Since July 2003, we have acquired seven collection companies that will be consolidated into a single collection operation in the Phoenix market. We believe these collection businesses will deliver significant volumes of municipal solid waste to the Cactus Waste Landfill when it begins to accept delivery of waste, which we expect to occur in the second half of 2004.

      Our Long Point Landfill is located approximately 15 miles southwest of metropolitan Houston, Texas, in Fort Bend County and was acquired in February 2004. This municipal solid waste landfill has a total area of approximately 2,600 acres with initial permitted capacity of 48 million cubic yards. Construction of the site is expected to begin in April 2004. The site has no daily or annual volume limits and is expected to begin accepting solid waste in the second half of 2004. In addition to the landfill facility, we acquired a leasehold interest of a site in Houston that is fully permitted for the construction and operation of a solid waste transfer station. The transfer station is expected to commence operations in the fourth quarter of 2004.

Segment Reporting

      Prior to fiscal 2002, we operated in two reporting segments, the United States and Canada. As a result of the sale of our U.S. business during 2001, we operated exclusively in Canada during 2002. We re-entered the United States in May 2003 with the acquisition of the JED Landfill in Osceola County, Florida. We do not have significant (in volume or dollars) inter-segment operation-related transactions. See Note 17 of the Notes to Consolidated Financial Statements included as Item 15.

Sales and Marketing

      We market our services on a decentralized basis principally through our district managers and direct sales representatives. Our sales representatives visit customers on a regular basis and call upon potential new customers within a specified territory or service area. These sales representatives receive a portion of their compensation based on meeting certain incentive targets.

      In addition to our sales efforts directed at commercial and industrial customers, we have municipal marketing representatives in our markets in Canada and Florida who are responsible for interfacing with each municipality or community to which we provide residential service to ensure customer satisfaction. Our municipal representatives organize and handle bids for renewal and new municipal contracts in their service areas.

      We have a diverse customer base, with no single contract or customer representing more than 4% of consolidated revenue for the year ended December 31, 2003.

Competition

      The solid waste services industry is highly competitive and fragmented. We compete with large, national solid waste services companies, as well as smaller regional solid waste services companies of varying sizes and resources. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than we have, and may be able to provide services at a lower cost. We also compete with operators of alternative disposal facilities, and with municipalities that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges as well as to tax revenue.

      The Canadian solid waste industry currently includes one large national waste company: Waste Management, Inc., operating through its Canadian subsidiary, Canadian Waste. The U.S. solid waste industry currently includes three large national waste companies: Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. There are also several other large public solid waste services companies, including Waste Connections, Inc., Casella Waste Systems, Inc., and Waste Industries, Inc.

      We compete for collection, transfer and disposal volume based primarily on the price and quality of services. From time to time, competitors may reduce the prices of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the prices of our services or, if we elect not to do so, to lose business.

      Competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national solid waste services companies.

Governmental Regulation

      We are subject to significant federal, provincial, state and local environmental and land use laws and regulations in Canada and the United States. The enforcement of both Canadian and U.S. environmental laws has become increasingly stringent. We believe that we are currently in substantial compliance with all material applicable environmental laws, permits, orders and regulations, and therefore we do not currently anticipate any significant environmental costs necessary to bring our existing operations into compliance. We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase.

      To transport and manage solid waste, we must possess and comply with one or more permits from federal, provincial, state or local agencies and government offices. These permits must be periodically renewed and may be modified or revoked by the issuing agency.

      The principal statutes and regulations that affect our operations are described below.

Canadian Regulation

      Our Canadian operations are subject to environmental statutes and regulations at each of the federal, provincial and local levels. These laws impose restrictions designed to control air, soil and water pollution and regulate health and safety, zoning and land use and the handling of hazardous and non-hazardous wastes, and often empower government officials to issue administrative orders, including orders to cease carrying out a specific activity. This regulatory framework imposes significant compliance burdens and risks. The contravention of these laws may result in substantial fines that could equal or exceed the amount of monetary benefit acquired as a result of the commission of the offense and which could materially affect our business, results of operations and financial condition. In addition, our Canadian operations are subject to federal and provincial legislation regulating the operation of our fleet of vehicles, as well as to provincial occupational health and safety and workers compensation statutes which establish employer responsibilities for worker health and safety. The provisions of these statutes impose compliance burdens and costs and may result in significant penalties for failure to comply.

      The Canadian Environmental Protection Act, 1999 and the regulations passed under the act regulate, among other things, the import and export of waste into and out of Canada. The Transportation of Dangerous Goods Act regulates the transport of wastes across provincial and federal borders.

Ontario

      Ontario’s Environmental Protection Act and the regulations passed under the act regulate general waste management and new or expanding landfill sites, prescribe the principal standards for the location, maintenance and operation of waste management systems, transfer and disposal sites, require the monitoring and reporting of airborne contamination and create offenses for spills, unlawful contaminant discharges or failure to comply with environmental permits or approvals.

      The operation of a waste management system or a waste transfer or disposal site in Ontario requires a certificate of approval or a provisional certificate of approval issued by the Ministry of the Environment under Part V of the Ontario Environmental Protection Act. We have applied for and obtained Certificates of Approval for the operation of all of our existing waste management systems and waste transfer and disposal sites in Ontario.

      The Waste Diversion Act created the Waste Diversion Organization, which has a mandate to develop, implement and operate waste diversion programs, designed to increase the diversion of waste from disposal. Programs developed in 2003 included recycling (municipal Blue-box), waste oil and used tires, with programs for organics, electronics and household special wastes (i.e. paints and solvents) to follow in later years.

      The Ontario Water Resources Act prohibits unlawful discharges into water and regulates wastewater systems in Ontario, including leachate collection, treatment and discharges at landfills.

      In 2003, amendments were passed to the Municipal Act that allow, in certain prescribed circumstances, the formation of municipal businesses to compete directly in a public competitive bidding process with the private sector waste services industry for the collection, transfer, storage, disposal or recycling of residential waste.

Saskatchewan

      The Environment Management and Protection Act of 2002 and the regulations passed under the act govern waste management activities carried on in Saskatchewan, including the permitting and operation of our Gap Disposal landfill.

Alberta

      The Environmental Protection and Enhancement Act comprehensively regulates the management and control of waste, including hazardous waste, and creates offenses for spills and other matters of non-

compliance. The Waste Control Regulation deals in detail with the identification of wastes and requirements for the handling, storage and disposal of waste. The waste control legislation is currently under review. Waste management facilities currently permitted under the Alberta Public Health Act, including our landfill in Coronation, Alberta, must be permitted by Alberta Environment no later than 2006 and the permit must be renewed every 10 years thereafter. Renewal of the Coronation, Alberta landfill site permit may result in the imposition of additional permit conditions that may increase the cell development and operating cost above current levels, or may limit the type, quantity or quality of waste that may be accepted. New landfill design standards are being developed by Alberta Environment that may require us to construct or operate future landfill cells and infrastructure to a higher and potentially more costly standard than currently permitted.

British Columbia

      The Environmental Management Act creates offenses related to spills, unlawful discharges and failure to comply. A new Environmental Management Act and the Waste Management Act are expected to be proclaimed in effect in the first half of 2004. Among many changes, under the new act, a risk-based approach will be applied to the permitting process for all businesses and activities and regulations will be developed to increase the use of administrative penalties as a compliance enforcement tool. Various other provincial statutes, such as the Transportation of Dangerous Goods Act deal generally with environmental matters and could also impact our operations in British Columbia.

Municipal Regulation

      Many municipal governments have passed local by-laws, including zoning and health measures by-laws that limit our activities to prescribed sites or activities, control the delivery of solid wastes to prescribed sites, restrict or ban the movement of solid waste into a municipality and regulate discharges into municipal sewers from our solid waste facilities. There has been an increasing trend to mandate and encourage waste reduction and separation at source and waste recycling, and to prohibit or restrict the disposal of certain solid waste, such as yard waste, leaves and tires, in landfills. Such restrictions could affect the ability of our transfer stations and landfills to operate at full capacity.

United States Regulation

      The principal laws and regulations that affect our U.S. operations (including those that were sold in 2001 and which could continue to result in liability to us), as well as waste that we export from our Canadian operations to landfills located in the United States are described below.

The Resource Conservation and Recovery Act of 1976

      The Resource Conservation and Recovery Act of 1976, or RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.

      The Subtitle D Regulations, which govern solid waste landfills, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, methane gas emission control requirements, groundwater remediation standards and corrective action requirements. The Subtitle D Regulations also require new landfill sites to meet more stringent liner design criteria to keep leachate out of groundwater. Each state is required to revise its landfill regulations to meet these requirements or these requirements will be automatically imposed by the Environmental Protection Agency, or EPA, on landfill owners and operators in that state. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills in each state comply with the Subtitle D Regulations. Various states in which we currently operate or in which we may operate in the future have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

The Federal Water Pollution Control Act of 1972

      The Federal Water Pollution Control Act of 1972, or Clean Water Act, regulates the discharge of pollutants from a variety of sources into waters of the United States. If run-off from transfer stations or run-off or collected leachate from landfills that we operate or own were discharged into streams, rivers or other surface waters, the Clean Water Act requires us to obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in the discharge. Also, virtually all landfills are required to comply with the EPA’s storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters. Various states have adopted regulations that are more stringent than the federal requirements.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where or from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA imposes strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities. CERCLA also imposes liability for the cost of evaluation and remediation of any damage to natural resources.

      The costs of a CERCLA investigation and cleanup can be very substantial. Liability under CERCLA may be based on the existence of small amounts of the more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. CERCLA gives a responsible party the right to bring a contribution action against other responsible parties for their allocable shares of investigative and remedial costs. Our ability to obtain reimbursement from others for their allocable shares of these costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of these other parties.

The Clean Air Act of 1970

      The Clean Air Act of 1970, or Clean Air Act, regulates emissions of air pollutants. The EPA has developed standards that apply to certain landfills depending on the date of the landfill construction, the location of the landfill, the materials disposed at the landfill and the volume of the landfill emissions. The EPA has also issued standards regulating the disposal of asbestos containing materials under the Clean Air Act. Air permits to construct may be required for gas collection and flaring systems, and operating permits may be required, depending on the estimated volume of emissions.

      All of the federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes. In addition to a penalty award to the U.S. government, some of those statutes authorize an award of attorneys’ fees to parties successfully advancing such an action.

The Occupational Safety and Health Act of 1970

      The Occupational Safety and Health Act of 1970 is administered by the Occupational Safety and Health Administration, or OSHA, and in many states by state agencies whose programs have been approved by OSHA. The OSHA Act establishes employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various OSHA standards may apply to our operations, including standards concerning notices of hazards, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs.

Flow Control/ Interstate Waste Restrictions

      Certain permits and approvals, as well as certain state and local regulations, may limit a landfill in accepting waste that originates from specified geographic areas, restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. These restrictions, generally known as flow control restrictions, are controversial, and some courts have held that some flow control schemes violate constitutional limits on state or local regulation of interstate commerce. From time to time, federal legislation is proposed that would allow some local flow control restrictions. Although no such federal legislation has been enacted to date, if this federal legislation should be enacted in the future, states could act to limit or prohibit the importation of out-of-state waste or direct that waste be handled at specified facilities. These state actions could adversely affect landfill owners and could also result in higher disposal costs for collection operations.

      Even in the absence of federal legislation, certain state and local jurisdictions may seek to enforce flow control restrictions through local legislation or contract. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which could affect the landfill owner’s ability to operate the landfills at full capacity or reduce the prices that it can charge for landfill disposal services. Any such restrictions may also result in higher disposal costs for collection operations.

State and Local Regulation

      Each state has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational safety and health, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with these sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations that affect the operations of solid waste services companies. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put these franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.

      Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, or specify the types of waste that may be accepted at the landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

      There has been an increasing trend at the state and local level in the United States to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the ability of transfer station and landfill owners to operate their sites at full capacity.

      Some state and local authorities enforce certain federal laws in addition to state and local laws and regulations. For example, in some states, RCRA, the Occupational Safety and Health Act, parts of the Clean Air Act and parts of the Clean Water Act are enforced by local or state authorities instead of by the EPA, and in some states those laws are enforced jointly by state or local and federal authorities.

Public Utility Regulation

      The rates that landfill operators may charge are also regulated in many states by public authorities. The adoption of rate regulation or the reduction of current rates in states in which solid waste management companies operate could have an adverse effect on their business, financial condition and results of operations.

Employees

      As of December 31, 2003, we employed approximately 1,395 full-time employees, including approximately 149 persons categorized as professionals or managers, approximately 1,054 employees involved in collection, transfer, disposal and recycling operations, and approximately 192 sales, clerical, data processing or other administrative employees.

      Approximately 512 of our employees are covered by collective bargaining agreements, four of which expire in 2004. We are not aware of any current organized efforts among our employees and believe that relations with our employees are good.

Risk Factors

Our acquisition strategy may be unsuccessful if we are unable to identify and complete future acquisitions and integrate acquired assets or businesses and this subjects us to risks that may have a material adverse effect on our results of operations

      Part of our strategy to expand our business and increase our revenue and profitability is to pursue the acquisition of disposal-based and collection assets and businesses. We have identified a number of acquisition candidates, both in the United States and Canada, that we believe are suitable. However, we may not be able to acquire these candidates at prices or on terms and conditions that are favorable to us. Our ability to execute our acquisition strategy also depends upon other factors, including the successful integration of acquired businesses and our ability to effectively compete in the new markets we enter.

      If we are unable to identify suitable acquisition candidates or successfully complete and integrate the acquisitions, we may not realize the expected benefits from our acquisition growth strategy, including any expected benefits from the proposed vertical integration of acquired operations and disposal facilities. Our acquisitions also involve numerous risks, including:

•	difficulties in the assimilation and integration of the operations, technologies and personnel of the acquired company;

•	the potential disruption of our ongoing business;

•	potential loss of employees;

•	diversion of resources and of our management’s attention away from other business concerns;

•	the need to obtain third party consents and regulatory approval;

•	expenses of any undisclosed or potential legal liabilities of the acquired company;

•	risks of entering markets in which we have no or limited prior experience;

•	the difficulty of managing the growth of a larger combined company; and

•	competition for acquisition candidates from other and better capitalized companies, which may increase the cost of acquisitions.

      If we encounter any of these difficulties in completing these acquisitions and integrating acquired businesses, this could adversely affect our results of operations. Many of these risks are particularly acute in the fiscal quarters immediately following the completion of an acquisition because that is when the operations of an acquired business are integrated into our operations. Once integrated, acquired operations may not achieve levels of revenue, profitability or productivity comparable with those that our existing operations achieve or may otherwise not perform as we expected. We could, as a result, decide to change our strategy for that market and sell the operations we have acquired at a loss or recognize an impairment of goodwill or other long-lived assets.

Our completed and pending acquisitions of the Allied assets and the pending acquisition of Florida Recycling make evaluating our operating results difficult given the significance of these acquisitions to our previous operations and our historical results may not give you an accurate indication of how we will perform in the future

      Our completed and pending acquisitions of the assets of Allied’s northern and central Florida operations and our pending acquisition of all of the shares of Florida Recycling, Inc. or Florida Recycling may make it more difficult for us to evaluate and predict our future operating performance. Our historical results of operations do not give effect to the completed and pending acquisitions of the Allied assets and the pending acquisition of the shares of Florida Recycling. Accordingly, the historical financial information in this annual report does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of these acquisitions.

      We may not be able to successfully integrate or realize the anticipated benefits of these completed and pending acquisitions and may not be able to maintain or achieve profitability of any of the acquired businesses or overall. Consequently, our historical results of operations may not give you an accurate indication of how we, together with the assets from Allied and Florida Recycling, will perform in the future.

Our recent agreement to acquire Florida Recycling is subject to financing conditions and other customary closing conditions which, if they are not met as a result of our default, will result in us forfeiting the deposit paid under that agreement and not completing the Florida Recycling acquisition

      We entered into an agreement to acquire all of the issued and outstanding shares of Florida Recycling for a purchase price of $98.5 million in cash, subject to certain changes in working capital, and the issuance of 9,250,000 common shares. The transaction is subject to regulatory approval and customary closing conditions, including financing conditions. As part of this transaction, we have advanced deposits of $3.75 million in cash and 1,000,000 in common shares. If the closing is not completed on or before May 1, 2004 we are required to make an additional advance of $1.0 million and the sellers may terminate the agreement, at which point we would forfeit all cash and common share advances.

      The amount required to finance the payment of the cash component of the purchase price for the Florida Recycling acquisition is approximately $98.5 million. We currently intend to raise the necessary funds for this payment through the issuance of additional debt or equity securities. If we are not able to obtain financing for the Florida Recycling acquisition on terms acceptable to us, or if any of the other closing conditions are not met for the acquisition as a result of our default, then we would forfeit the deposit we paid under the acquisition agreement.

We may be unable to attract sufficient capital to fund our acquisition strategy, which will limit our future growth

      We expect to finance future acquisitions through a combination of seller financing, cash from operations, borrowings under our financing facilities or issuing additional equity or debt securities. Seller financing depends upon the sellers’ willingness to accept our shares as part of the consideration for an acquisition and our willingness to issue our common shares, which will be impacted by the market value of our common shares. If seller financing is not available, we will have to use cash from operations, borrowings under our financing facilities or issue additional equity or debt securities. The use of cash from operations to finance acquisitions may reduce the funds we have available for other corporate purposes. Additional borrowings from our lenders will increase interest expenses and may require us to commit to additional covenants, which further limit our financial and operational flexibility. This could restrict our ability to obtain additional debt on favorable terms, or at all, which would limit our ability to finance our acquisitions. Accordingly, we may not be successful in consummating future acquisitions on favorable terms or at all.

Our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings

      Our ability to remain competitive, sustain our growth and maintain our operations largely depends on our cash flow from operations and our access to capital. We intend to fund our cash needs through our operating cash flow, borrowings and equity issuances. We may require additional equity or debt financing to fund our growth and debt repayment obligations.

      During 2003, we had capital expenditures of $24.4 million. Separately, we have provided for our liabilities related to our closure and post-closure obligations. As we undertake acquisitions, expand our operations, and deplete our landfills, our cash expenditures will increase. As a result, working capital levels may decrease and require financing. In addition, if we must close a landfill sooner than we currently anticipate, or if we reduce our estimate of a landfill’s remaining available air space, we may be required to incur such cash expenditures earlier than originally anticipated. Expenditures for closure and post-closure obligations may increase as a result of any federal, state or local government regulatory action taken to accelerate such expenditures. These factors could substantially increase our cash expenditures and therefore impair our ability to invest in our existing or new facilities.

      We will need to refinance our existing credit facilities and may need to refinance other debt to pay the principal amounts due at maturity. In addition, we may need additional capital to fund future acquisitions and the integration of the businesses that we acquire. Our business may not generate sufficient cash flow, we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all.

We may face significant exposure to unknown liabilities in connection with our acquisitions

      While we have in place a due diligence process to review the businesses we acquire, we may not identify or we may underestimate our exposure for certain liabilities of the businesses we acquire. As a result, we may become responsible for liabilities of the businesses we acquire, including liabilities for environmental claims that were not discovered or fully quantified prior to completing the acquisition and for which we are unable to recover from the seller. Although we seek to minimize the impact of potential undiscovered liabilities by structuring acquisitions to minimize liabilities and obtaining indemnities and warranties from the selling party, these methods may not fully protect us from the impact of all undiscovered liabilities. For example, indemnities or warranties are often limited in scope, amount or duration, and may not fully cover the liabilities for which they were intended. In addition, even if these undiscovered liabilities are covered by indemnities or warranties, the selling parties may become insolvent and may be unable to satisfy any claims we may have against them.

We may incur significant expenses in pursuing acquisitions or developing and expanding disposal sites, and costs that are expensed for failed undertakings of this nature could reduce our results of operations

      We may incur significant expenses in pursuing an acquisition or developing and expanding disposal sites. These include professional and consulting fees paid to complete our due diligence review of our acquisition targets. We capitalize certain of these expenses, as well as the costs of disposal site development and expansions. If an acquisition is no longer considered probable, or if a disposal site development or expansion is not completed or is determined to be impaired, we would charge against earnings any unamortized capitalized expenditures incurred in connection with that acquisition or disposal site or expansion. In future periods, we may be required to incur charges against earnings in accordance with this policy or due to other events that cause impairments. Depending upon the magnitude of the charges, this could materially reduce our operating results and may negatively impact our covenants to our lenders and to the preferred stockholders of Waste Services, which could adversely affect our liquidity.

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy

      We have indebtedness under our $220.0 million existing credit facilities, other subordinated promissory notes, capital lease obligations, and cumulative mandatory redeemable preferred stock issued by our U.S. subsidiary, Waste Services, Inc. or Waste Services, to a third party. Our existing credit facilities are comprised of a $195.0 million term loan and a $25.0 million revolving credit facility maturing on December 29, 2004. The existing credit facilities are collateralized by a first priority security interest in substantially all of our current and future acquired assets and that of our subsidiaries.

      The amount of indebtedness owed under our existing credit facilities may have adverse consequences for us, including making us more vulnerable to unfavorable economic conditions and competitive pressures, limiting our ability to borrow additional funds, requiring us to dedicate or reserve a large portion of cash flow from operations to service debt, limiting our ability to plan for or react to changes in our business and industry and placing us at a disadvantage compared to competitors with less debt in relation to cash flow. We expect to refinance our existing credit facilities with other sources of financing, which may include, but not be limited to new senior credit facilities, a subordinated note offering and other debt or equity offerings. If we are unable to access capital or private equity markets in the next twelve months, we would be required to extend the existing credit facilities at an increased interest rate. The existing credit facilities bear interest at 9.0% per annum and have an initial term of 364 days with an extension option. If the option is exercised, the term of the existing credit facilities would extend to July 2005 at a rate of 11.0% per annum. The increased interest expense would have an adverse effect on our profitability. See also Item 5B. “Liquidity and Capital Resources — Existing Credit Facilities.”

      In addition to our indebtedness under the existing credit facilities, in May 2003, Waste Services issued 55,000 shares of its preferred stock to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively, Kelso). The preferred stock of Waste Services entitles the holders to a liquidation preference of $1,000 per share and a cumulative cash dividend of 17.75% per annum (compounding and accruing quarterly in arrears). The preferred stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. We have the option to redeem all or any part of the preferred stock prior to that date, subject to the payment of certain premiums if we elect to redeem the preferred stock prior to May 6, 2006. If we do not exercise our option to redeem all of the preferred stock by May 6, 2009, Kelso may require Waste Services to initiate a sale of Waste Services or its assets on terms acceptable to its board of directors consistent with the exercise by the board members of their fiduciary obligations. If Kelso exercises this right, we may lose control of Waste Services or be forced to sell it at a lower price than we might otherwise expect to receive.

      Certain actions of Waste Services and its affiliates require the prior approval of the holders of a majority of the preferred stock. All of these covenants and restrictions could limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. Any failure by us to comply with these covenants and restrictions will, unless waived by Kelso, result in an immediate obligation to redeem all of the then outstanding preferred stock. If such events occurred, we would be required to refinance Waste Services or obtain capital from other sources, including sales of additional debt or equity or the sale of assets, in order to meet our redemption obligations. We may not be successful in obtaining alternative sources of funding to repay this obligation should events of default occur.

We expect to incur substantial costs and expenses related to our migration transaction and may also incur substantial penalties if we do not complete this transaction by June 30, 2004 such as a higher dividend rate that accrues on the preferred stock of our U.S. subsidiary Waste Services

      We intend to complete a reorganization by way of a plan of arrangement under the Business Corporations Act (Ontario), which we refer to as our migration transaction. By the terms of the plan of arrangement, Waste Services, which is currently our U.S. subsidiary, will become the parent company of our corporate group.

      In order to complete the migration transaction, we must seek and obtain the approval of the Superior Court of Justice (Ontario) as well as the approval of a special majority of our shareholders. By the terms of the Business Corporations Act (Ontario), shareholders may have a right to dissent from approving the migration transaction. If shareholders are granted a right to dissent, shareholders who properly dissent in accordance with the Business Corporations Act (Ontario) are entitled to be paid the fair value of their common shares, determined as of the close of business on the date before the resolution approving the migration transaction was adopted. We must also seek and obtain certain regulatory approvals in both the United States and Canada.

      In completing the migration transaction, we expect to incur substantial legal and accounting costs. These costs must be expensed as they are incurred and will have a negative effect on our profitability until the completion of the migration transaction. The migration transaction may also divert management’s attention away from its day-to-day responsibilities.

      By the terms of our agreements with Kelso, relating to the shares of preferred stock of Waste Services, if we do not complete the migration transaction by June 30, 2004, the dividend payable on the preferred stock of Waste Services issued to Kelso will increase by 1% per annum, from 17.75%, for every month that the migration transaction is delayed, up to a maximum increase of an additional 12% per annum. We may also be required to issue to Kelso an additional 250,000 warrants per month for each month that the migration transaction is delayed after June 30, 2004, up to an additional 6,000,000 warrants to purchase common stock of Waste Services, at an exercise price of $0.01 per share. The increase in the dividend payable on the Waste Services preferred stock issued to Kelso would increase the amount to be paid to Kelso on the redemption of the preferred stock and would have a material adverse effect on our financial condition by increasing our liabilities. If the migration transaction is not completed at all, Kelso may also require us to exchange the existing 7,150,000 warrants to purchase common stock of Waste Services, and any of the additional warrants for common stock of Waste Services issued as a result of us completing the migration transaction after June 30, 2004, for warrants to purchase our common shares. The issuance of additional common shares upon the exercise of the warrants would result in a substantial dilution of the existing shareholders’ holdings.

To the extent our reserves or accruals are inadequate to cover landfill closing and post-closing care costs, these obligations could reduce our cash flow and profitability

      We have significant financial obligations to pay closure and post-closure care costs for the landfills we currently own and will likely have similar obligations with respect to any landfills that we acquire in the future. We rely on internally performed studies in estimating our obligations for future closure and post-closure care costs. These studies could be inaccurate and this could result in the costs incurred by us for closure and post-closure care being higher than those estimated.

      Actual future costs of construction materials and third party labor could differ from the costs we have used in estimating these closure and post-closure care costs, for example, because of the impact of general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions or legislative or regulatory changes resulting in higher costs than currently estimated.

      Changes in legislative or regulatory requirements, including changes in capping, closure or post-closure care, activities, types or quantities of materials used, or the term of post-closure care, could result in higher costs than those estimated by us. The actual rate at which disposal capacity is utilized could differ from the projected timing resulting in the landfill reaching capacity earlier or later than projected and us thereby incurring closure and post-closure care costs earlier or later than projected.

      To the extent our reserves or accruals are inadequate to cover the actual costs of these obligations, we would have reduced cash flow and profitability.

We may be unable to obtain or maintain the environmental permits and approvals we need to operate our business, which could adversely affect our earnings and cash flow

      We are subject to significant environmental and land use laws and regulations. To own and operate solid waste facilities, including landfills and transfer stations, we must obtain and maintain licenses or permits, as well as zoning, environmental and other land use approvals. It has become increasingly difficult, costly and time-consuming to obtain required permits and approvals to build, operate and expand solid waste management facilities. The process often takes several years, requires numerous hearings and compliance with zoning, environmental and other requirements and is resisted by citizen, public interest and other groups. The cost of obtaining permits could be prohibitive. We may not be able to obtain and maintain the permits and approvals needed to own, operate or expand our solid waste facilities. Moreover, the enactment of additional laws and regulations or the more stringent enforcement of existing laws and regulations could increase the costs associated with our operations. Any of these occurrences could reduce our expected earnings and cash flow.

      In some markets in which we operate, permitting requirements may be prohibitive and may differ between those required of us and those required of our competitors. Our inability to obtain and maintain permits for solid waste facilities may adversely affect our ability to service our customers and compete in these markets, thereby resulting in reduced operating revenue.

      In addition, stringent controls on the design, operation, closure and post-closure care of solid waste facilities could require us to undertake investigative or remedial activities, curtail operations, close a facility temporarily or permanently, or modify, supplement or replace equipment or facilities at substantial costs resulting in reduced profitability and cash flow.

Any exposure to environmental liabilities, to the extent not adequately covered by insurance, could result in significant expenses, which would reduce the funds we have available for other purposes, including debt service and reduction and acquisitions

      We could be held liable for environmental damage at solid waste facilities that we own or operate, including damage to neighboring landowners and residents for contamination of the air, soil, groundwater, surface water and drinking water. Our liability could extend to damage resulting from pre-existing conditions and off-site contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. We are also exposed to liability risks from businesses that we acquire because these businesses may have liabilities that we fail or are unable to discover, including noncompliance with environmental laws. Our insurance program may not cover all liabilities associated with environmental cleanup or remediation or compensatory damages, punitive damages, fines, or penalties imposed on us as a result of environmental damage caused by our operations or those of any predecessor. The incurring of liabilities for environmental damages that are not fully covered by insurance could adversely affect our liquidity and could result in significant expenses, which would reduce the funds we have available for other purposes, including debt service and reduction and acquisitions.

We face competition from large and small solid waste services companies and may be unable to successfully compete with other solid waste companies reducing our operating margins

      The markets in which we operate are highly competitive and require substantial labor and capital resources. We compete with large, national solid waste services companies as well as smaller regional solid waste services companies. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than us, and may be able to provide services at a lower cost.

      We also compete with operators of alternative disposal facilities and municipalities that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees and similar charges as well as to tax revenue. Responding to this competition may result in reduced operating margins. Further, competitive pressures may make our internal growth strategy of improving service and increasing sales penetration difficult or impossible to execute.

The termination or non-renewal of existing customer contracts, or the failure to obtain new customer contracts, could result in declining revenue

      We derive a portion of our revenue from municipal contracts that require competitive bidding by potential service providers. Although we intend to continue to bid on municipal contracts and to rebid existing municipal contracts, such contracts may not be maintained or won in the future. In the past year, we have found that some municipalities in Canada, for example, have imposed more restrictive bonding requirements as a qualification to bid for some residential waste collection contracts. We may be unable to meet such bonding requirements at a reasonable cost to us or at all. These requirements may limit our ability to bid for some municipal contracts and may favor some of our competitors. If we are unable to compete successfully for municipal contracts because of bonding requirements, we may lose important sources of revenue.

      We also derive a portion of our revenue from non-municipal contracts, which generally have a term of one to three years. Some of these contracts permit our customers to terminate them before the end of the contractual term. Any failure by us to replace revenue from contracts lost through competitive bidding, termination or non-renewal within a reasonable time period could result in a decrease in our operating revenue and our earnings.

We depend on third parties for disposal of solid waste and if we cannot maintain disposal arrangements with them we could incur significant costs that would result in reduced operating margins and revenue

      We currently deliver a substantial portion of the solid waste we collect to municipally owned disposal facilities and to privately owned or operated disposal facilities. If municipalities increase their disposal rates or if we cannot obtain and maintain disposal arrangements with private owners or operators, we could incur significant additional costs and, if we are not able to pass these cost increases on to our customers because of competitive pressures, this could result in reduced operating margins and revenue.

Labor unions may attempt to organize our non-unionized employees, which may result in increased operating expenses

      Some of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with them. Labor unions may make attempts to organize our non-unionized employees. The negotiation of any collective bargaining agreement could divert management’s attention away from other business matters. If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling-off” periods, which are often followed by union-initiated work stoppages, including strikes. Unfavorable collective bargaining agreements, work stoppages or other labor disputes may result in increased operating expenses.

Our operating margins and profitability may be negatively impacted by increased fuel and energy costs

      Although fuel and energy costs account for a relatively small portion of our total operating costs, sustained increases in such costs, which we are unable to pass on to our customers because of competitive pressures, could lower our operating margins and negatively impact our profitability.

The industry in which we operate is seasonal and decreases in revenue during winter months may have an adverse effect on our results of operations, particularly for our Canadian operations

      Our operating revenue tends to be somewhat lower in the fall and winter months for our Canadian operations, reflecting the lower volume of solid waste generated during those periods. Our first and fourth quarter results typically reflect this seasonality. In addition, particularly harsh weather conditions may result in temporary slowdowns or suspension of certain of our operations or higher labor and operational costs, any of which could have a material adverse effect on our results of operations.

If we lose our senior management or are unable to attract highly skilled personnel, we may be unable to successfully pursue our growth strategy

      We are highly dependent on the experience, abilities and continued efforts of our senior management team. The loss of one or more of our senior management team could limit our ability to execute our growth strategy. Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel in various areas of our business. Our inability to attract new high quality employees could also limit our ability to carry out our growth strategy.

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period

      For the year ended December 31, 2003, most of our revenue was derived from our operations in Canada and as such our primary functional currency is the Canadian dollar. However, for each reporting period, we translate the results of our Canadian operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthened against the U.S. dollar, as it did in 2003, our revenue is favorably affected and conversely expenses are unfavorably affected. The effects of translation are reported as a component of other comprehensive income. Separately, monetary assets denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). We do not currently hedge our exposure to changes in foreign exchange rates.

Any failure to maintain the required financial assurance or insurance to support existing or future service contracts may prevent us from meeting our contractual obligations, and we might be unable to bid on new contracts or retain existing contracts resulting in reduced operating revenue and earnings

      Municipal solid waste services contracts and permits to operate transfer stations, landfills and recycling facilities typically require us to obtain performance bonds, letters of credit or other means of financial assurance to secure our contractual performance. Such contracts and permits also typically require us to maintain adequate insurance coverage. Our ability to obtain performance bonds or letters of credit is generally dependent on our creditworthiness. In addition, substantially all of our bonding requirements are provided by one surety for our Canadian operations and another surety in the United States for our U.S. operations. Our bonding arrangements are generally renewed annually. If we are unable to renew our bonding arrangements on favorable terms or at all or enter into arrangements with new surety providers, we would be unable to meet our existing contractual obligations that require the posting of performance bonds, and we would be unable to bid on new contracts. This would reduce our operating revenue and our earnings.

Changes to patterns regarding disposal of waste could adversely affect our results of operations by reducing the volume of waste available for collection and thus reducing our earnings

      Waste reduction programs may reduce the volume of waste available for collection in some areas where we operate. Some areas in which we operate offer alternatives to landfill disposal, such as recycling and composting. In addition, provincial, state and local authorities increasingly mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills. Any significant adverse change in regulation or patterns regarding disposal of waste could have a material adverse effect on our earnings by reducing the level of demand for our services, resulting in decreased revenue and the earnings we are able to generate.

We may not meet our growth objectives if we are unable to develop new landfill sites or enter into agreements that provide us with access to landfill sites and increased disposal costs could result in reduced profitability and cash flow

      Our ability to meet our growth objectives depends in part on our ability to acquire, lease or expand landfills, develop new landfill sites or enter into agreements that will give us long-term access to landfill sites in our markets. In some areas in which we operate, suitable land for new sites or expansion of existing landfill sites may be unavailable. Permits to expand landfills are often not approved until the remaining permitted disposal capacity of a landfill is very low. We may not be able to purchase additional landfill sites, renew the permits for or expand existing landfill sites or negotiate or renegotiate agreements to obtain a long-term advantage for landfill costs. If we were to exhaust our permitted capacity at our landfills, our ability to expand internally could be limited, and we could be required to cap and close our landfills and dispose of collected waste at more distant landfills or at landfills operated by our competitors or other third parties. In Alberta, Canada, regulations require landfills to be re-approved every 10 years, thereby providing the regulator an opportunity to add potentially more stringent or costly design or operating conditions to the permit or prevent the renewal of the permit. Our landfill located in Alberta, Canada must complete this re-approval process by October 2006. Any failure by us to secure favorable arrangements (through ownership of landfills or otherwise) for the disposal of collected waste would increase our disposal costs and could result in the loss of business to competitors with more favorable disposal options thereby reducing our profitability and cash flow.

      Changes in legislative or regulatory requirements may cause changes in the landfill site permitting process. These changes could make it more difficult or costly for us to obtain or renew landfill permits. Technical design requirements, as approved, may need modification at some future point in time, which could result in higher development and construction costs than projected. Our current estimates of future disposal capacity may change as a result of changes in design requirements prescribed by legislation, construction requirements and changes in the expected waste density over the life of a landfill site. The density of waste used to convert the available airspace at a landfill into tons may be different than estimated because of variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

Limits on export of waste and any disruptions to the cross-border flow of waste may adversely affect our results of operations by increasing our costs of disposal

      There is limited disposal capacity available in Ontario, Canada, a market in which we have significant operations. As a result, a significant portion of the solid waste collected in Ontario is transported to sites in the United States for disposal. Disruptions in the cross-border flow of waste, or periodic closures of the border to solid waste would cause us to incur more costs due to the increased time our trucks may be required to spend at border check-points or increased processing or sorting requirements. Additionally, our trucks might be required to travel further to dispose of their waste in other areas of Ontario. Disruptions in the cross-border flow of waste could also result in a lack of disposal capacity available to our Ontario market at a reasonable price or at all. These disruptions could have a material adverse effect on our operating results by increasing our costs of disposal in the Ontario market and thereby decreasing our operating margins and could result in the loss of business to competitors with more favorable disposal options.

Item 2.	Properties

      We own nine properties in Ontario, Alberta and British Columbia, Canada, including three landfills that occupy approximately 720 acres of land, of which approximately 260 acres are permitted. We own nine properties in Arizona, Florida and Texas, including five landfills and one facility operated as a transfer station. Our landfills in Arizona, Florida and Texas occupy approximately 5,700 acres of land, of which approximately 1,260 acres are permitted or have applications for permits pending. Our other owned facilities are used by our collection operations for administration, dispatch and maintenance. All of our owned properties are subject to mortgages granted to our lenders under our existing credit facilities. For more information regarding our landfills, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Landfill Sites.”

      Our principal executive offices are located at 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8. They are leased for a term of 10.5 years, expiring in 2014. Our U.S. corporate offices are located in Scottsdale, Arizona and are leased for a term of two years, expiring in 2006. We lease facilities in most locations in Canada and the United States where we have operations.

      As of December 31, 2003, we used approximately 650 front-line waste collection vehicles. We believe that our vehicles, equipment and operating properties are adequate for our current operations. However, we expect to continue to make investments in equipment and property for expansion, replacement of assets and in connection with future acquisitions.

Item 3.	Legal Proceedings

      In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we may periodically become subject to various judicial and administrative proceedings involving federal, provincial, state or local agencies. In these proceedings, an agency may seek to impose fines on us or revoke or deny renewal of an operating permit or license that is required for our operations. From time to time, we may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of transfer stations and landfills or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. We may become party to various lawsuits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a solid waste management business.

      In December 2002, Canadian Waste Services Inc., or Canadian Waste, one of our competitors, commenced an action in the Court of Queen’s Bench of Alberta against us and one of our employees in Western Canada who had previously been employed by Canadian Waste. The action alleges breach of the employment contract between the employee and Canadian Waste, and breach of fiduciary duties. The action also alleges that we participated in those alleged breaches. The action seeks damages in the amount of approximately C$14.5 million, and an injunction enjoining the employee from acting contrary to his alleged employment contract and fiduciary duties.

      On February 7, 2003, Canadian Waste commenced an action in the Court of Queen’s Bench of Alberta against us alleging breach of a landfill tipping agreement that we had entered into with Canadian Waste. The action alleges that we have breached the agreement by not paying certain amounts invoiced to us by Canadian Waste relating to increased costs incurred by Canadian Waste in its operation of the Ryley landfill and at which we deposited certain quantities of waste pursuant to the agreement. Canadian Waste seeks damages in the amount of approximately C$1.3 million. The agreement contains an arbitration clause that prohibits court action and requires arbitration with respect to certain disputes.

      We intend to vigorously defend these actions both with respect to liability and damages, and no provisions have been made in these financial statements for the above matters. No statements of defense have been filed, and documents have not yet been exchanged.

      As of the date of this report, we do not believe that the reasonably possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      On December 16, 2003, we held an annual and special meeting of our shareholders. At the meeting, shareholders holding 66.02% of the then outstanding common shares voted in favor of resolutions to:

•	elect David Sutherland-Yoest, Don A. Sanders and R. John (Jack) Lawrence as directors until the 2005 annual meeting of the shareholders;

•	appoint BDO Dunwoody LLP as our independent auditors and to authorize our directors to fix the auditors’ remuneration; and

•	approve the conversion of 28,146,333 series 1 preferred shares into 28,146,333 common shares and the issuance of 5,454,266 common shares upon the proper exercise of the warrants issued to the holders of the series 1 preferred shares.

      The following table sets forth the number of votes cast for, against, or withheld for each director nominee:

Director	For	Against	Withheld

David Sutherland-Yoest	26,036,057	0	0
Don A. Sanders	26,036,057	0	0
R. John (Jack) Lawrence	26,036,057	0	0

      Gary W. DeGroote, George E. Matelich, Lucien Rémillard and Stanley A. Sutherland continued their terms as directors.

      With respect to the proposal to appoint BDO Dunwoody LLP as our independent auditors and to authorize our directors to fix the auditors’ remuneration: (i) 26,036,057 votes were cast for, (ii) no votes were cast against, and (iii) no shares abstained. Accordingly, the proposal was approved by our shareholders.

      With respect to the proposal to approve the conversion of 28,146,333 series 1 preferred shares into 28,146,133 common shares and the issuance of 5,454,266 common shares upon the proper exercise of the warrants issued to the holders of the series 1 preferred shares: (i) 26,036,057 votes were cast for, (ii) no votes were cast against, and (iii) no shares abstained. Accordingly, the proposal was approved by our shareholders.

Item 4A.	Executive Officers of the Registrant

      The following table sets forth information regarding our executive officers as of March 1, 2004.

Name	Age	Position

David Sutherland-Yoest	47	Chairman and Chief Executive Officer
Larry D. Henk	43	President, Chief Operating Officer
Ivan R. Cairns	58	Executive Vice President, General Counsel and Secretary
William P. Hulligan	61	Executive Vice President, North American Operations
Mark A. Pytosh	39	Executive Vice President
Ronald L. Rubin	38	Executive Vice President and Chief Financial Officer
Stanley A. Sutherland	72	Executive Vice President, Chief Operating Officer, Western Canada
Brian A. Goebel	36	Vice President, Chief Accounting Officer and Corporate Controller

      Certain biographical information regarding each of our executive officers is set forth below.

      David Sutherland-Yoest has been Chairman and Chief Executive Officer and a director since September 6, 2001. Mr. Sutherland-Yoest also held the position of Chairman and Chief Executive Officer of H2O Technologies, Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies, Ltd. from March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste, and the President of Canadian Waste Services Inc., which, during such time, was a subsidiary of USA Waste. From May 1994 to August 1996, he was President, Chief Operating Officer and a director of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Ltd. and Browning-Ferris Industries Ltd. Mr. Sutherland-Yoest is the son-in-law of Stanley A. Sutherland, a director and our Executive Vice President, Chief Operating Officer, Western Canada.

      Larry D. Henk was appointed as President and Chief Operating Officer on July 11, 2003. Mr. Henk formerly held an equivalent position at Allied Waste Industries, Inc., or Allied Waste, prior to his departure in October 2001. Prior to joining Allied Waste, Mr. Henk served in a variety of management and operating capacities for several solid waste services companies, contributing to 20 years of industry experience.

      Ivan R. Cairns was appointed as Executive Vice President, General Counsel, and Corporate Secretary effective January 5, 2004. Prior to joining us, Mr. Cairns served as Senior Vice President and General Counsel at Laidlaw International Inc. and was Senior Vice President and General Counsel at its predecessor, Laidlaw Inc., for over 20 years. In June 2001, Laidlaw Inc., and four of its direct and indirect subsidiaries, filed voluntary petitions for bankruptcy under the U.S. Bankruptcy Code and also commenced Canadian insolvency proceedings. In June 2003, these companies emerged from bankruptcy and the Canadian insolvency proceedings.

      William P. Hulligan was appointed Executive Vice President, North American Operations on June 1, 2003. Mr. Hulligan was a consultant for Waste Management, Inc. from 1997 to May 2003. He has extensive operational and executive experience having held several positions throughout his 20-year career with Waste Management, Inc. Mr. Hulligan was an Executive Vice President from 1996 to 1997 at Waste Management, Inc. and prior to that he served as a Vice President.

      Mark A. Pytosh was appointed Executive Vice President effective February 23, 2004. Prior to joining us, Mr. Pytosh was a Managing Director in Investment Banking at Lehman Brothers where he focused on working with clients in the industrial sector, including leading the firm’s banking efforts in the solid waste industry. Before joining Lehman Brothers in 2000, Mr. Pytosh had 15 years of investment banking experience at Donaldson, Lufkin & Jenrette and Kidder, Peabody.

      Ronald L. Rubin was appointed as Executive Vice President and Chief Financial Officer effective September 2003. Prior to joining us, Mr. Rubin, a Certified Public Accountant, held the position of Vice President, Chief Accounting Officer and Controller, for Paxson Communications Corporation, which owns and operates a broadcast television distribution system in the United States and the PAX TV network. Prior to joining Paxson, Mr. Rubin held the position of Vice President, Controller for AutoNation Inc., a Fortune 100 company and the former parent of Republic Services, Inc., a provider of solid waste collection, transfer and disposal services in the United States.

      Stanley A. Sutherland has been a director since November 19, 2001 and Executive Vice President and Chief Operating Officer, Western Canada, since December 1, 2001. Mr. Sutherland has over 35 years of management experience in the solid waste services industry, having previously held executive positions with Canadian Waste Services Inc. and Browning-Ferris Industries Ltd. Mr. Sutherland is the father-in-law of David Sutherland-Yoest.

      Brian A. Goebel was appointed Vice President, Chief Accounting Officer and Corporate Controller in October 2003. From December 1999 until joining us, Mr. Goebel, a Certified Public Accountant, held the position of Assistant Controller, ANC Rental Corporation, which owned Alamo and National Car Rental. From January 1997 to December 1999, Mr. Goebel was a Director of Corporate Accounting for AutoNation, Inc. Prior to joining AutoNation, Inc., Mr. Goebel spent eight years in the Business Assurance practice of Coopers & Lybrand, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

      We completed an initial public offering of our common shares on June 8, 1999. From June 8, 1999 until September 22, 2000, our common shares traded on the Nasdaq National Market under the symbol “CERI.” From September 22, 2000 to March 7, 2004, our common shares traded on the Nasdaq SmallCap Market. Effective March 8, 2004, our common shares began trading on the Nasdaq National Market. As of March 31, 2004 there were 278 holders of record of our common shares. The following table provides high and low common shares price information for the last two years:

	High	Low

Year Ended December 31, 2002
First Quarter	$6.45	$3.50
Second Quarter	$5.90	$4.25
Third Quarter	$5.20	$2.92
Fourth Quarter	$5.00	$2.70
Year Ended December 31, 2003
First Quarter	$5.11	$3.71
Second Quarter	$4.76	$2.98
Third Quarter	$5.90	$3.10
Fourth Quarter	$7.00	$5.05

Dividends

      We have not paid cash dividends on our common shares to date. Further, we currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common shares in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of the law of Ontario. In addition, the terms of our senior secured credit facilities include, and any future financing arrangements we enter into may also include, prohibitions on the payment of cash dividends without the consent of the respective lenders.

Exchange Controls

      Except for the Investment Canada Act (Canada) and Canadian withholding taxes described below under “— Canadian Federal Income Tax Considerations for Certain U.S. Investors,” there are no Canadian federal or provincial laws, decrees or regulations that restrict the export or import of capital or affect the remittance of dividends, interest or other payments to holders of any of our securities who are not residents of Canada.

Canadian Federal Income Tax Considerations for Certain U.S. Investors

      In this summary, a “U.S. holder” means a person who, for the purposes of the Canada-United States Income Tax Convention, or the Convention, is a resident of the United States and who, for the purposes of the Income Tax Act (Canada), or the Canadian Act:

•	is not and has never been resident in Canada;

•	deals at arm’s length with us;

•	is the beneficial owner of our common shares;

•	holds our common shares as capital property;

•	does not use or hold and is not deemed to use or hold our common shares in the course of carrying on a business in Canada; and

•	is not an insurer for whom our common shares constitute designated insurance property.

      Our common shares will generally be capital property to a U.S. holder unless they are held in the course of carrying on a business, in an adventure in the nature of trade or as “mark to market” property for purposes of the Canadian Act. This summary does not apply to a U.S. holder that is a “financial institution” for purposes of the Canadian Act.

      This summary is based on the current provisions of the Canadian Act and the regulations in force on the date of this annual report, the Convention, counsel’s understanding of the current published administrative and assessing practices of the Canada Revenue Agency, or the CRA, and all specific proposals to amend the Canadian Act and the regulations announced by the Canadian Minister of Finance prior to the date of this annual report.

      This summary is not exhaustive and, except for the proposed amendments to the Canadian Act, does not take into account or anticipate changes in the law or the administrative or assessing practices of the CRA, whether by judicial, governmental or legislative action or interpretation, nor does it take into account tax legislation or considerations of any province or territory of Canada or of any foreign jurisdiction. Because Canadian tax consequences may differ from one holder to the next, this summary does not purport to describe all of the tax considerations that may be relevant to you and your particular situation. You are advised to consult your own tax advisor.

Dividends

      Dividends paid or deemed to be paid on our common shares are subject to non-resident withholding tax under the Canadian Act at the rate of 25%, although the provisions of an applicable income tax treaty may reduce this rate. Under the Convention, U.S. holders will generally be subject to a 15% withholding tax on the gross amount of dividends we paid or are deemed to be paid on our common shares. Also pursuant to the Convention, in the case of a U.S. holder that is a U.S. corporation which beneficially owns at least 10% of our voting shares, the applicable rate of withholding tax on dividends will generally be reduced to 5%.

Dispositions

      A U.S. holder will not be subject to tax under the Canadian Act in respect of a capital gain arising on a disposition or deemed disposition of our common shares, including our common shares that we purchase, unless (1) the common shares constitute “taxable Canadian property” within the meaning of the Canadian Act to the U.S. holder, and (2) the capital gain is not exempt from taxation in Canada under the Convention. Generally, our common shares will not constitute taxable Canadian property of a U.S. holder provided such common shares are listed on a prescribed stock exchange for purposes of the Canadian Act, which includes the Nasdaq, and the U.S. holder, alone or together with persons with whom the U.S. holder does not deal at arm’s length within the meaning of the Canadian Act, has not owned 25% or more of the issued shares of any class or series of our common shares at any time within the 60 month period ending at the time of disposition. Under certain circumstances, however, our common shares may be deemed to be taxable Canadian property of a U.S. holder. For example, common shares received on the conversion of series 1 preferred shares are deemed to be taxable Canadian property.

      Under the Convention, capital gains derived by a U.S. holder from the disposition of our common shares in circumstances where they constitute taxable Canadian property to the U.S. holder generally will not be taxable in Canada unless the value of the common shares is derived principally from real property situated in Canada.

      A disposition or deemed disposition of our common shares by a U.S. holder in respect of which our common shares are taxable Canadian property and which is not exempt from capital gains taxation in Canada under the Convention will give rise to a capital gain (or a capital loss) equal to the Canadian dollar amount, if any, by which the proceeds of disposition, less the reasonable costs of disposition, exceed (or are less than) the adjusted cost base of the common shares to the U.S. holder at the time of the actual or deemed disposition. Generally, one-half of any capital gain realized will be required to be included in income as a taxable capital gain and one-half of any capital loss will be deductible, subject to certain limitations, against taxable capital gains in the year of disposition or the three preceding years or any subsequent year in accordance with the detailed provisions in the Canadian Act including certain transitional rules.

      Purchase of our common shares by us, other than by a purchase in the open market in the manner in which shares are normally purchased by a member of the public, will give rise to a deemed dividend equal to the Canadian dollar amount we pay on the purchase in excess of the paid-up capital of the common shares, determined in accordance with the Canadian Act. This deemed dividend will be subject to non-resident withholding tax, as described above, and will reduce the proceeds of disposition to a U.S. holder of its common shares for purposes of computing the amount of any capital gain or loss arising on the disposition.

Recent Sales of Unregistered Securities

      In January 2003, we issued warrants to purchase 56,250 common shares valued at approximately $0.1 million to three individuals in a private placement transaction in connection with the acquisition of Florida Recycling Services. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

      On March 31, 2003, we issued 2,050,000 common shares valued at approximately $9.7 million to seven entities in a private placement transaction as part of the consideration paid for 23.5% of the membership interests in Omni Waste of Osceola County, LLC, or Omni Waste, which owns the JED Landfill. On May 14, 2003, we issued 1,200,000 common shares valued at approximately $4.8 million to eight entities in a private placement transaction in consideration for services provided to us in connection with the Omni Waste acquisition. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transactions did not involve a public offering.

      Between March 28, 2003 and June 10, 2003, we issued 10,241,666 Series 1 preferred shares at a price of $3.00 per share and 2,048,333 warrants to purchase common shares in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act. The aggregate offering price for the issuance was approximately $30.7 million. The shares were sold only to accredited investors. These series 1 preferred shares were converted into common shares on a one-for-one basis upon shareholder approval obtained at a shareholders’ meeting held on December 16, 2003.

      Between June 30, 2003 and July 8, 2003, we issued 9,154,667 Series 1 preferred shares at a price of $3.00 per share and 1,830,933 warrants to purchase common shares in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act. The aggregate offering price for the issuance was approximately $27.5 million. The shares were sold only to accredited investors. These series 1 preferred shares were converted into common shares on a one-for-one basis upon shareholder approval obtained at a shareholders’ meeting held on December 16, 2003.

      In September 2003, we issued 8,750,000 Series 1 preferred shares at a price of $3.20 per share and 1,575,000 warrants to purchase common shares in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act. The shares were sold only to accredited investors. The aggregate offering price was approximately $28.0 million. These series 1 preferred shares were converted into common shares on a one-for-one basis upon shareholder approval obtained at a shareholders’ meeting held on December 16, 2003.

      In September 2003, we also issued 50,000 common shares at $3.94 per share upon the exercise of a warrant to purchase common shares. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that the transaction did not involve a public offering

      In November 2003, we issued 1,000,000 common shares valued at approximately $6.4 million as a deposit pursuant to the agreement to purchase the shares of Florida Recycling. The exemption from registration was pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that the transaction did not involve a public offering.

      In December 2003, we issued 600,000 common shares valued at approximately $3.9 million as part of the purchase price for the acquisition of a Phoenix, Arizona collection business in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act. The shares were sold only to accredited investors.

Item 6.	Selected Financial Data

      The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto, which are included elsewhere in this annual report, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

      The financial data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for the years then ended have been derived from our audited consolidated financial statements.

      The selected consolidated financial data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the years then ended have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. All financial information presented herein is in thousands of dollars except per share data or as otherwise indicated.

      Statement of operations and balance sheet data is as follows:

	For the Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands except per share data)
Statement of Operations Data(1):
Revenue	$97,551	$117,008	$93,241	$98,846	$126,750
Operating and other expenses:
Cost of operations	66,190	79,327	63,140	61,250	79,992
Selling, general and administrative	13,118	18,622	18,208	19,470	35,117
Depreciation, depletion and amortization	8,134	12,181	11,276	10,718	14,927
Goodwill impairment	—	13,500	3,400	—	—
Loss (recovery) related to disposal of U.S. operations	—	—	4,885	(718)	(155)
Gain on property and equipment	(1,199)	—	—	—	—
Foreign exchange loss (gain) and other	—	—	1,003	(1,441)	1,915

Income (loss) from operations	11,308	(6,622)	(8,671)	9,567	(5,046)
Interest expense(2)	6,232	10,649	10,029	5,727	18,439
Income tax provision (benefit)	2,053	1,010	968	1,713	(587)

Income (loss) before cumulative effect of change in account principle	3,023	(18,281)	(19,668)	2,127	(22,898)
Cumulative effect of change in accounting principle	—	—	—	—	(518)

Net income (loss)	3,023	(18,281)	(19,668)	2,127	(22,380)
Deemed dividend on Series 1 preferred shares	—	—	—	(14,717)	(54,572)

Net income (loss) attributable to common shareholders	$3,023	$(18,281)	$(19,668)	$(12,590)	$(76,952)

Basic net income (loss) per share before cumulative effect of change in accounting principle	$0.60	$(2.54)	$(1.60)	$(0.39)	$(1.99)
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Basic net income (loss) per share	$0.60	$(2.54)	$(1.60)	$(0.39)	$(1.98)

Diluted net income (loss) per share before cumulative effect of change in accounting principle	$0.51	$(2.54)	$(1.60)	$(0.39)	$(1.99)
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Diluted net income (loss) per share	$0.51	$(2.54)	$(1.60)	$(0.39)	$(1.98)

Shares used in calculating basic net income (loss) per share	5,069	7,197	12,260	32,414	38,782
Shares used in calculating diluted net income (loss) per share	5,977	7,197	12,260	32,414	38,782

	As of December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data(1):
Cash and cash equivalents	$1,398	$—	$2,469	$1,775	$21,062
Restricted cash(3)	—	—	—	—	14,433
Property, equipment and landfill sites, net	40,692	50,899	36,708	58,994	192,062
Goodwill and intangible assets	98,081	80,609	55,089	66,596	163,380
Total assets	162,314	152,959	110,652	149,022	470,998
Total debt and capital lease obligations (excluding mandatorily redeemable shares of preferred stock of Waste Services)	89,129	100,834	53,005	53,645	177,449
Mandatorily redeemable preferred shares of Waste Services	—	—	—	—	48,205
Total shareholders’ equity	58,320	38,655	45,913	77,817	201,117

(1)	See also Note 3 to our consolidated financial statements.

(2)	Interest expense for the year ended December 31, 2003 includes mandatorily redeemable preferred stock dividends and accretion of $10.2 million.

(3)	Restricted cash represents funds held in escrow to finance the acquisition of the remaining Allied assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is based on, and should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto contained in this annual report.

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

Sources of Revenue

      Our revenue consists primarily of fees charged to customers for solid waste collection, landfill disposal, transfer and recycling services. We expect our percentage mix of landfill and transfer station revenue to increase in 2004 relative to our collection revenue as we commence commercial operations at our landfills in Florida, Arizona and Texas. Our revenue mix for the year ended December 31, 2003 is as follows:

Actual

Collection	81.1%
Landfill disposal	8.1
Transfer station	6.3
Material recovery facilities	3.8
Other specialized services	0.7

Total	100.0%

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

      We provide collection services for commercial and industrial customers under one to three year service agreements. We determine the fees we charge our customers based on a variety of factors, including collection frequency; level of service; route density; the type, volume and weight of the waste collected; type of equipment and containers furnished; the distance to the disposal or processing facility; the cost of disposal or processing; and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on price increases is sometimes limited by the terms of our contracts.

      We provide residential waste collection services through a variety of contractual arrangements, including contracts with municipalities, landlords and homeowners associations or subscription arrangements with homeowners. Our contracts with municipalities are typically for a term of up to five years and contain a formula, generally based on a pre-determined published price index, for automatic adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions. The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices we charge in the market for similar services.

      We charge our landfill and transfer station customers a tipping fee on a per ton basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of or volume of the waste deposited. We generally base our transfer station tipping fees on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.

      Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers.

Expense Structure

      Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle insurance and landfill closure and post-closure costs. Our strategy is to create vertically integrated operations in each of our markets which will allow us to internalize our own collection volume into our landfills and transfer stations. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically, our internalization has been relatively low. However, we expect our internalization will increase in 2004 and beyond in connection with our disposal based acquisition strategy and our recent landfill acquisitions in Florida, Arizona and Texas. We expect that as our internalization increases our operating margins will improve.

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

      Selling, general and administrative expense includes managerial costs, information systems, sales force, administrative expenses and professional fees. We have made a significant investment in information systems and in assembling our management team to support our growth strategy. As such, our selling, general and administrative expense as a percentage of our revenue has increased over prior periods. We expect selling, general and administrative expense to decline as a percentage of revenue as we complete and integrate acquisitions and commence operations at our new landfill sites.

      Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including closure and post closure obligations, using life cycle accounting and the units-of-consumption method, and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete which are amortized over the expected benefit to be received by such intangibles.

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

Florida Completed and Pending Acquisitions

      JED Landfill, Osceola County. In May 2003, we acquired the JED Landfill, a newly permitted landfill in central Florida for $68.1 million in cash, assumed liabilities of $6.2 million and the issuance of 2,050,000 common shares. The landfill site, which began commercial operations in January 2004, is a 2,200 acre municipal solid waste landfill with an initial permitted capacity of 24 million cubic yards. We plan to pursue a vertical expansion that would increase the initial permitted capacity by approximately 18.0 million cubic yards.

      Allied Northern and Central Florida Operations. In November 2003, we entered into an agreement to acquire from Allied, the assets of Allied’s northern and central Florida operations for a purchase price of approximately $120.0 million plus working capital. The primary markets currently serviced by the operations are in Tampa, Sarasota and Jacksonville, Florida. To date, we have acquired all operations except for certain operations in Jacksonville which we expect to complete in May 2004 upon receipt of the required municipal contract transfer consents and approvals.

      Florida Recycling Services, Central Florida. In November 2003, we entered into an agreement, as amended in March 2004, to acquire all of the issued and outstanding shares of Florida Recycling for a purchase price of $98.5 million in cash, subject to certain changes in working capital, and the issuance of 9,250,000 common shares. The transaction is subject to customary closing conditions, including financing conditions. As part of this transaction, we have advanced deposits of $3.75 million in cash and 1,000,000 in common shares. If the closing is not completed on or before May 1, 2004 we are required to make an additional advance of $1.0 million and the sellers may terminate the agreement, at which point we would forfeit all cash and common share advances. Florida Recycling’s operations are based in central Florida, primarily servicing the Orlando, Daytona, Fort Myers and Tampa markets and will provide substantial internalization benefits to our JED landfill. Separately, one of our officers holds a 3% equity interest in Florida Recycling, which was acquired prior to his employment with us. In addition, under an agreement with the sellers entered into prior to his employment with us, this officer will receive a fee of approximately $2.5 million from the sellers upon closing of the transaction. See Item 13. “Certain Relationships and Related Transactions.”

Arizona Acquisitions

      Cactus Waste Landfill, Pinal County. In July 2003, we purchased Cactus Waste Systems, LLC, or Cactus Waste, for $0.6 million in cash and a $1.2 million option, which we exercised in September 2003, to purchase an 800 acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. We expect the Cactus Waste landfill site, which will serve the greater Phoenix and Tucson, Arizona markets, to have a permitted capacity of 224 million cubic yards. Additionally, we are developing a fully permitted transfer station in Mesa, Arizona. Upon receipt of all permits and authorizations for the operation of the landfill, which we expect to occur in the second quarter of 2004, we will issue 1,250,000 common shares or $3.0 million to the sellers of Cactus Waste, at their option. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. Additionally, we entered into a royalty agreement whereby we will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Cactus Waste Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill. We currently expect to complete construction and open the landfill and transfer station in the second half of 2004.

      Collection Businesses, Phoenix Arizona. To date, we have acquired the assets of seven collection businesses for aggregate cash consideration of approximately $18.1 million plus the issuance of 1,511,370 common shares.

Texas Acquisition

      Long Point Landfill, Fort Bend County. In February 2004, we acquired a new, fully permitted, municipal solid waste landfill site currently under development in Fort Bend County, Texas, approximately 15 miles southwest of metropolitan Houston. The purchase price was comprised of a cash payment of $5.0 million, a seller financed promissory note of $5.0 million and the issuance of 4,375,000 common shares. This approximately 2,600 acre site, which will serve the greater Houston area, has a permitted capacity of 48 million cubic yards. It is currently anticipated that the landfill will open for commercial operation in the second half of 2004. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site in Houston, which we expect to construct and open by the fourth quarter of 2004.

Canadian Acquisitions

Collection Business

      We purchased one solid waste collection company in Western Canada during 2003 for approximately $1.5 million.

Gap Disposal, Saskatchewan

      In January 2004, we acquired all outstanding shares of Gap Disposal (2001), Ltd., a permitted industrial waste landfill site in Saskatchewan. The purchase price was comprised of a cash payment of approximately $1.1 million and the issuance of 12,000 common shares.

Critical Accounting Policies

General

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgments or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, landfill airspace, intangible and long-lived assets, closure and post-closure liabilities, revenue recognition, income taxes and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas, information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

      We believe that of our significant accounting policies (refer to Note 2 of the Notes to Consolidated Financial Statements contained elsewhere in this annual report) the following may involve a higher degree of judgment and complexity:

Revenue Recognition

      We recognize revenue when services, such as providing collection services and accepting waste at our disposal facilities, are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the period in which the services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

      We specifically analyze accounts receivable and also analyze historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms, and various other factors when evaluating the adequacy of the allowance for doubtful accounts in any accounting period. Differences may result in the amount and timing of expenses for any period if management makes different judgments or uses different estimates.

Business Acquisitions and Goodwill

      We account for business acquisitions using the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods.

      We fully adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, or SFAS No. 142. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit (ii) future estimated effective tax rates, which we estimate to range between 37% and 40%; (iii) future estimated rate of capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimated to range between 8.0% and 10.0%; and (v) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

      In the first quarter of 2002, we performed the first of the required impairment tests of goodwill based on the carrying values as of January 1, 2002. As a result of performing the test for potential impairment, we determined that no impairment existed as of January 1, 2002. We performed the goodwill impairment test during 2003 and 2002 and also determined that no goodwill impairment existed for these periods.

      Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with the acquired businesses is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Long-Lived Assets

      We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets including amortizing intangible assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      We use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

Landfill Sites

      Landfill sites are recorded at cost. Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, liners and site beams, leachate management facilities and other costs associated with environmental management equipment and structures.

      Costs related to acquiring land, excluding the estimated residual value of un-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

      Capitalized landfill costs may also include an allocation of the purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus probable expansion airspace to total available airspace. Landfill sites are amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

      We assess the carrying value of our landfill sites in accordance with the provisions of SFAS No. 144. These provisions, as well as possible instances that may lead to impairment, are addressed in “— Long-Lived Assets”. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

      We identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows: (i) obtaining approval from local authorities; (ii) submitting a permit application to state or provincial authorities; and (iii) obtaining permit approval from state or provincial authorities.

      Before expansion airspace is included in our calculation of total available disposal capacity, the following criteria must be met: (i) the land associated with the expansion airspace is either owned by us or is controlled by us pursuant to an option agreement; (ii) we are committed to supporting the expansion project financially and with appropriate resources; (iii) there are no identified fatal flaws or impediments associated with the project, including political impediments; (iv) progress is being made on the project; (v) the expansion is attainable within a reasonable time frame; and (vi) based upon senior management’s review of the status of the permit process to date we believe it is more likely than not the expansion permit will be received within the next five years. Upon meeting our expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

      Once expansion airspace meets the criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly.

      The following table reflects landfill capacity activity for permitted landfills owned by us for the years ended December 31, 2003, 2002 and 2001 (in thousands of cubic yards).

	Balance at
	Beginning			Change in		Balance at
	of the	Landfills	Permits	Engineering	Airspace	End of
	Year	Acquired	Granted	Estimates	Consumed	the Year

2003

Canada
Permitted capacity	7,618	—	3,651	212	(610)	10,871
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	7,618	—	3,651	212	(610)	10,871

Number of sites	2	—				2
United States(1)
Permitted capacity	—	26,084	—	—	—	26,084
Probable expansion capacity	—	18,300	—	—	—	18,300

Total available airspace	—	44,384	—	—	—	44,384

Number of sites	—	3				3
Total
Permitted capacity	7,618	26,084	3,651	212	(610)	36,955
Probable expansion capacity	—	18,300	—	—	—	18,300

Total available airspace	7,618	44,384	3,651	212	(610)	55,255

Number of sites	2	3				5
2002

Canada
Permitted capacity	5,832	2,167	—	—	(381)	7,618
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	5,832	2,167	—	—	(381)	7,618

Number of sites	1	1				2
2001

Canada
Permitted capacity	5,984	—	—	—	(152)	5,832
Probable expansion capacity						—

Total available airspace	5,984	—	—	—	(152)	5,832

Number of sites	1	—				1

(1)	Excludes our Cactus Waste Landfill, which is expected to have permitted capacity of 224.0 million cubic yards. Also excludes our Gap Disposal Landfill and our Long Point Landfill which were acquired in the first quarter of 2004.

Accrued Closure and Post-Closure Obligations

      On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires us to change our methodology used to record liabilities related to final capping, closure and post-closure of our landfill operations. Under the provisions of the new statement, we recognized, as an asset, the fair value of the liability for an asset retirement obligation. The asset is then depleted, consistently with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Additionally, we recognized a liability for the present value of the estimated future asset retirement obligation. The liability will be adjusted for (i) additional liabilities incurred or settled, (ii) accretion of the liability to its future value and (iii) revisions in the estimated cash flows relative to closure and post-closure costs.

      Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the non-hazardous solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post closure liabilities by estimating the total future obligation in current dollars, inflating the obligations based upon the expected date of the expenditure using an inflation rate of 2.0% and discounting the inflated total to its present value using an 8.5% credit-adjusted risk-free discount rate. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the estimated life of the landfill.

Accounting for Income Taxes

      We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the consolidated financial statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statement of operations.

Operating Results

Results of Operations for the Three Years Ended December 31, 2001, 2002 and 2003

      The majority of our operations for the three years ended December 31, 2003 were domiciled in Canada. As such, our primary functional currency is the Canadian dollar. However, for each reporting period, we translate the results of our operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by the Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). We do not hedge our exposure to changes in foreign exchange rates.

      The following table sets forth our consolidated results of operations for the three years ended December 31, 2001, 2002 and 2003 (in thousands):

	2001		2002		2003

Revenue	$93,241	100.0%	$98,846	100.0%	$126,750	100.0%
Operating expenses:
Cost of operations	63,140	67.7	61,250	62.0	79,992	63.1
Selling, general and administrative	18,208	19.5	19,470	19.7	35,117	27.7
Depreciation, depletion and amortization	11,276	12.1	10,718	10.8	14,927	11.8
Goodwill impairment	3,400	3.7	—	—	—	—
Loss (recovery) related to disposal of U.S. operations	4,885	5.2	(718)	(0.7)	(155)	(0.1)
Foreign exchange loss (gain) and other	1,003	1.1	(1,441)	(1.5)	1,915	1.5

Income (loss) from operations	$(8,671)	(9.3)%	$9,567	9.7%	$(5,046)	(4.0)%

Revenue

      A summary of our revenue for the three years ended December 31, 2001, 2002 and 2003 is as follows (in thousands):

	2001		2002		2003

Collection	$73,883	79.3%	$77,675	78.6%	$102,738	81.1%
Landfill disposal	946	1.0	7,084	7.2	10,221	8.1
Transfer station	9,258	9.9	8,255	8.3	8,035	6.3
Material recovery facilities	3,748	4.0	3,904	3.9	4,816	3.8
Other specialized services	5,406	5.8	1,928	2.0	940	0.7

	$93,241	100.0%	$98,846	100.0%	$126,750	100.0%

      Revenue for the three years ended December 31, 2001, 2002 and 2003 by geographic segment is as follows (in thousands):

	2001		2002		2003

Canada	$85,496	91.7%	$98,846	100.0%	$124,985	98.6%
United States	7,745	8.3	—	—	1,765	1.4

	$93,241	100.0%	$98,846	100.0%	$126,750	100.0%

      Revenue was $126.8 million for the year ended December 31, 2003 and $98.8 million for the year ended December 31, 2002, an increase of $28.0 million or 28.2%. The favorable effects of foreign exchange movements increased revenue by 14.0%, reflecting the strengthening of the Canadian dollar versus the U.S. dollar during 2003. Increased collection and landfill disposal volumes increased revenue by 8.0%, which was primarily due to new residential waste collection agreements in our Canadian operations. New acquisitions increased revenue 5.1% and pricing increases increased revenue by 1.1%. We expect revenue to increase in 2004 on a year over year basis primarily due to acquisitions and the opening of operations at our new landfill sites.

      Revenue was $98.8 million for the year ended December 31, 2002 and $93.2 million for the year ended December 31, 2001 an increase of $5.6 million or 6.0%. Revenue increases were primarily due to new acquisitions, 14.3%, pricing, 2.5%, offset by divestitures of the U.S. collection operations, 8.3%, volume declines, 1.6%, and the unfavorable effects of foreign exchanges movements, approximately 0.9%. The majority of the growth in revenue from new acquisitions was due to the acquisition of Waste Services Ottawa which contributed $11.3 million while divestitures of the U.S. collection operations decreased revenue $7.7 million. Volume decrease was due to the loss of a national brokerage customer, a reduction in compactor sales, the loss of three municipal contracts for residential collection and a loss of revenue from closing a transfer station.

Cost of Operations

      Cost of operations for the three years ended December 31, 2001, 2002 and 2003, by geographic segment is as follows (in thousands):

	2001		2002		2003

Canada	$56,871	90.1%	$61,250	100.0%	$78,693	98.4%
United States	6,269	9.9	—	—	1,299	1.6

	$63,140	100.0%	$61,250	100.0%	$79,992	100.0%

      Cost of operations was $80.0 million for the year ended December 31, 2003 and $61.3 million for the year ended December 31, 2002. As a percentage of revenue, cost of operations was 63.1% for the year ended December 31, 2003, and 62.0% for the year ended December 31, 2002. The increase in cost of operations as a percentage of revenue was primarily related to higher costs of labor on lower margin residential contracts that were in place during 2003. The overall increase in cost of operations of 30.6% was primarily due to the effects of foreign currency movements, 14.2%, increased costs of disposal, 7.6%, increased labor costs, 6.7%, and labor and disposal costs at our newly acquired U.S. operations, 2.1%. The increase in Canadian operating costs was primarily the result of new waste collection agreements. We expect our cost of operations to increase on a year over year basis in 2004 primarily due to acquisitions and the opening of operations at our new landfill sites.

      Cost of operations was $61.3 million for the year ended December 31, 2002 and $63.1 million for the year ended December 31, 2001. As a percentage of revenue, cost of operations was 62.0% for the year ended December 30, 2002, and 67.7% for the year ended December 31, 2001. The decrease in cost of operations as a percentage of revenue was primarily related to the sale of the U.S. operations during 2001, eliminating lower margin U.S. operations and replacing them with higher margin landfill operations with the purchase of Waste Services Ottawa. Excluding the U.S. operations, cost of operations as a percentage of revenue decreased from 66.5% to 62.0% primarily due to lower disposal costs associated with the Waste Services Ottawa acquisition.

Selling, General and Administrative Expense

      Selling, general and administrative expense for the three years ended December 31, 2001, 2002 and 2003, by geographic segment is as follows (in thousands):

	2001		2002		2003

Canada	$17,244	94.7%	$19,470	100.0%	$30,500	86.9%
United States	964	5.3	—	—	4,617	13.1

	$18,208	100.0%	$19,470	100.0%	$35,117	100.0%

      Selling, general and administrative expense was $35.1 million for the year ended December 31, 2003 and $19.5 million for the year ended December 31, 2002. As a percentage of revenue, selling, general and administrative expense was 27.7% for the year ended December 31, 2003 and 19.7% for the year ended December 31, 2002. The overall increase in selling, general and administrative expense of 80.4%, as well as the increase as a percentage of revenue, was primarily due to increased salaries, systems and other overhead cost to build our infrastructure and enable us to execute our acquisition strategy as well as increased professional and legal fees relative to our migration transaction. We expect to complete our migration in the first half of 2004. Also included in selling, general and administrative expense was non-

cash compensation expense related to warrants issued to an executive officer in 2001 for which variable accounting applies. Stock-based compensation expense, which was based partially on changes in our stock price, was $2.7 million versus $1.0 million for the years ended December 31, 2003 and 2002, respectively. The unfavorable effects of foreign exchange movements were 17.3%. We expect that selling, general and administrative expense as a percentage of revenue will decline in 2004 primarily due to the acquisition and integration of the Allied assets and Florida Recycling.

      Selling, general and administrative expense was $19.5 million for the year ended December 31, 2002 and $18.2 million for the year ended December 31, 2001. As a percentage of revenue, selling, general and administrative expense was 19.7% for the year ended December 31, 2002 and 19.5% for the year ended December 31, 2001. The $1.3 million increase in selling, general and administrative expense resulted from increases in management, sales, and administrative personnel and related costs associated with our growth strategy. Stock-based compensation expense was $1.0 million versus $0.2 million for the years ended December 31, 2002 and 2001, respectively. In 2001, we incurred $3.9 million of expenses associated with settlements of lawsuits, failed acquisitions, change in control, restructuring costs and various other associated costs.

Depreciation, Depletion and Amortization

      Depreciation, depletion and amortization for the three years ended December 31, 2001, 2002 and 2003 by geographic segment is as follows (in thousands):

	2001		2002		2003

Canada	$10,648	94.4%	$10,718	100.0%	$14,726	98.7%
United States	628	5.6	—	—	201	1.3

	$11,276	100.0%	$10,718	100.0%	$14,927	100.0%

      Depreciation, depletion and amortization was $14.9 million for the year ended December 31, 2003 and $10.7 million for the year ended December 31, 2002. As a percentage of revenue, depreciation, depletion and amortization was 11.8% for the year ended December 31, 2003 and 10.8% for the year ended December 31, 2002. The increase in depreciation, depletion and amortization of $4.2 million or 39.3% was due to unfavorable effects of foreign exchange movements of 15.2%, depreciation on our trucks and containers of 10.7%, depletion of approximately 10.5%, depreciation at our newly acquired U.S. operations of 1.9% and amortization and other of 1.0%. Depreciation on our trucks and containers increased primarily due to an increase in our fleet size and number of containers. Depletion increased primarily due to increased disposal volumes as well as depleting of costs related to our closure and post-closure obligations. Landfill depletion rates during the year ended December 31, 2003 for our two Canadian operating landfills ranged from C$4.00 to C$14.06 per tonne. We had no operating landfills in the United States during 2003. For the year ended December 31, 2002, landfill depletion rates ranged from C3.00 to C11.19 per tonne. We expect amortization of intangible assets to increase as a result of our acquisition of the northern and central Florida assets of Allied and other acquisitions.

      Depreciation, depletion and amortization was $10.7 million for the year ended December 31, 2002, and $11.3 million for the year ended December 31, 2001. As a percentage of revenue depreciation, depletion and amortization was 10.8% for the year ended December 31, 2002, and 12.1% for the year ended December 31, 2001. The composition of depreciation, depletion and amortization expense changed as there was an approximately $1.8 million reduction in goodwill amortization between 2002 and 2001 as a result of our adoption of the non-amortization provisions of SFAS No. 142. This was offset by depletion of the newly acquired Waste Services Ottawa landfill, depreciation of new capital expenditures and amortization of customer contracts and lists.

Loss (Recovery) Related to Disposal of U.S. Operations

      The years ended December 31, 2003 and 2002 included a recovery of $0.2 million and $0.7 million, respectively, on the disposal of the U.S. collection operations related to the settlement of a lease obligation and the payment of a receivable and receipt of a hold back payment, all of which had been provisioned for in 2001. During the year ended December 31, 2001, we recognized a loss on the disposal of the U.S. collection operations of $4.9 million.

Foreign Exchange Loss (Gain) and Other

      Foreign exchange loss (gain) and other was $1.9 million for the year ended December 31, 2003, $(1.4 million) for the year ended December 31, 2002, and $1.0 million for the year ended December 31, 2001. The foreign exchange loss in 2003 was the result of re-measuring U.S. dollar denominated cash balances into Canadian dollars. The foreign exchange gains in 2002 were the result of re-measuring our U.S. dollar denominated debt balances into Canadian dollars. As part of the June 2002 refinancing of our senior credit facility, our U.S. dollar denominated debt was repaid.

Interest Expense

      The components of interest expense for the three years ended December 31, 2001, 2002 and 2003, are as follows (in thousands):

	2001	2002	2003

Preferred Stock dividends and amortization of issue costs	$—	$—	$10,161
Credit facility interest	7,141	3,330	4,011
Amortization of debt issue costs	1,814	1,855	3,281
Other	1,074	542	986

	$10,029	$5,727	$18,439

      Interest expense was $18.4 million for the year ended December 31, 2003, and $5.7 million for the year ended December 31, 2002. The increase in interest expense of $12.7 million, or in excess of 100%, was due primarily to the accrual of preferred stock dividends related to Waste Services’ shares of cumulative mandatorily redeemable preferred stock, or Waste Services preferred stock, including amortization of discount and issue costs of approximately $10.2 million. Separately, as a result of refinancing our previous senior credit facilities in the fourth quarter of 2003, we expensed the then remaining debt-issue-costs of $2.5 million. The slightly higher average borrowings over the relative period were offset primarily by a decrease in the weighted average interest rate (excluding amortization of deferred financing expense). For the year ended December 31, 2003, the weighted average interest rate was 6.9% as compared to 7.4% for the year ended December 31, 2002. We expect interest expense will increase on a year over year basis primarily due to increased borrowings to finance our growth plans. We incurred and capitalized $8.8 million of issue costs relative to our existing credit facility, which are being charged to interest expense over the 364-day life of the facility in 2004. If we are successful in refinancing the existing credit facility in 2004, any remaining capitalized issue costs will be fully amortized at such time. See “— Liquidity and Capital Resources.”

      Interest expense was $5.7 million for the year ended December 31, 2002, and $10.0 million for the year ended December 31, 2001. The decrease in interest expense of $4.3 million was due primarily to lower average debt balances outstanding and lower interest rates. During the year ended December 31, 2002, the average debt outstanding was approximately $34.3 million lower than that for the year ended December 31, 2001. In addition, the weighted average interest rate (excluding amortization of deferred financing expense) for the year ended December 31, 2002, was 7.4% as compared to 9.5% for the year ended December 31, 2001. The decrease was primarily the result of the lower fixed margin rate for Canadian Eurodollar rate loans charged under the senior credit facility compared to the rate that was charged under the previous senior debt facility.

Income Tax Provision (Benefit)

      The reconciliation of the difference between income taxes at the statutory rate and the income tax provision (benefit) before cumulative effect of change in accounting principle for the three years ended December 31, 2001, 2002 and 2003 is as follows (in thousands):

	2001	2002	2003

Tax provision (benefit) at combined federal and provincial/state statutory rates	$(7,916)	$1,482	$(8,675)
Effect of lower tax rates applicable to U.S. income	133	—	—
Effect of change in enacted rates on deferred taxes	1,655	96	(478)
Non-deductible warrant expense	—	404	903
Non-deductible interest expense and preferred stock dividends	(260)	59	3,790
Non-deductible foreign exchange (gains) and losses	65	(558)	366
Other non-deductible expense	2,377	13	509
Valuation allowance	4,663	—	2,641
Large corporations tax	251	217	357

Income tax provision (benefit)	$968	$1,713	$(587)

      As of December 31, 2003, we had $47.2 million of gross net-operating loss carry-forwards, of which, $7.7 million related to U.S. operations. Refer to Note 14 of our consolidated financial statements for the amount of net operating loss carry-forwards expiring in each future year. We have determined that the realization of the future tax benefit related to the Canadian loss carryforwards totaling $39.5 million is more likely than not and accordingly, have not provided a tax valuation allowance against the benefit of these tax loss carryforwards as they are expected to be utilized through future operations and certain tax planning strategies. Due to the start-up nature of our U.S. operations, we have provided a valuation allowance for our net operating loss carryforwards generated in the United States. Separately, changes in our ownership structure may result in limitations on the utilization of loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

Liquidity and Capital Resources

      Our principal capital requirements are to fund capital expenditures, primarily related to landfill site development, business and asset acquisitions and debt service. Significant sources of liquidity are cash on hand, net working capital, borrowings from our existing credit facilities, our ability to issue performance bonds and letters of credit, as well as proceeds from equity issuances.

      As of December 31, 2003, our cash and cash equivalents were $21.1 million and net working capital deficit, defined as current assets less restricted cash and current liabilities was $132.0 million. As of December 31, 2003, restricted cash representing funds held in escrow to finance the acquisition of certain assets from Allied totaled $14.4 million. As of December 31, 2003, prepaid expenses and other assets included $9.9 million of cash collateral deposits for letters of credit. Our existing credit facilities (described further in this section) have been included in the calculation of net working capital deficit as of December 31, 2003. We intend to refinance our existing credit facilities through the issuance of more permanent debt and/or equity securities.

      We expect to expand our business through acquisitions of existing businesses and landfill sites domiciled in the United States and Canada. We expect that we will fund these business acquisitions through cash on hand, issuances of our common shares and other external sources of financing which may include, but not be limited to, certain debt and equity offerings.

Existing Credit Facilities

      In December 2003, our U.S. subsidiary Waste Services entered into the $220.0 million senior secured credit facilities comprised of a $195.0 million term loan and a $25.0 million revolving credit facility, which is secured by substantially all of our current and future acquired assets. Initial borrowings under the existing credit facilities were used to finance the acquisition of certain assets of Allied and to repay our prior senior credit facility in full. Currently, the existing facilities bear interest at 9.0% per annum and have an initial term of 364 days with an extension option. If the option is exercised, the term of the existing credit facilities would extend to July 2005 at a rate of 11.0% per annum.

      As of December 31, 2003, we had $172.1 million outstanding under the term loan with no amounts drawn on the revolving credit facility. We intend to refinance our existing credit facilities with other sources of financing, which may include but not be limited to new senior credit facilities, a subordinated note offering and other debt or equity offerings. However, there can be no assurance that we will be successful in obtaining alternative sources of funding to refinance this obligation or that any funding will be obtainable on terms that are favorable to us. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance the existing credit facilities or otherwise obtain alternative sources of funding we may be required to sell additional debt, equity, or assets in order to meet our repayment obligations, which may not be possible.

      The existing credit facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants primarily relate to: (i) a maximum leverage ratio, (ii) a minimum interest coverage ratio and (iii) a minimum EBITDA, as defined in the agreement governing the existing credit facilities. The following table sets forth our financial covenant levels for each of the next four quarters (in thousands of U.S. dollars):

	Maximum	Minimum	Minimum
	Consolidated	Consolidated Interest	Consolidated
Fiscal Quarter	Leverage Ratio	Coverage Ratio	EBITDA(1)

FQ1 2004	5.60:1.00	1.75:1.00	$35,000
FQ2 2004	5.60:1.00	1.90:1.00	$36,000
FQ3 2004	5.45:1.00	2.00:1.00	$37,500
FQ4 2004	5.25:1.00	2.00:1.00	$39,000

(1)	Based upon a trailing twelve month period, subject to adjustment for certain acquisitions.

      These covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. Any failure by us to comply with these covenants and restrictions will, unless waived by the lenders, result in an inability to borrow under the existing credit facilities or an immediate obligation to repay all amounts outstanding. In such event, we would be required to refinance our debt or obtain capital from other sources, including sales of additional debt or equity or sales of assets, in order to meet our repayment obligations, which may not be possible.

Previous Senior Credit Facility (repaid in full on December 31, 2003)

      In June 2002, we completed a refinancing of our former senior debt facility by entering into a new senior secured credit facility, or our senior credit facility, with a syndicate of financial institutions. The senior credit facility was a revolving credit facility denominated in Canadian dollars and provided for borrowings of up to the lesser of $88.0 million or C$131.0 million, as amended in 2003. The senior credit facility was collateralized by a first priority perfected security interest in substantially all of our current and future acquired assets and those of our subsidiaries. The senior credit facility contained certain financial and other covenants that restricted our ability to, among other things, make capital expenditures, pay dividends, repurchase shares and make certain acquisitions. Interest rates were based on current market rates plus a fixed margin based on the form of borrowing (Canadian Eurodollar or prime). The fixed margins ranged from 2.75% to 3.75% per annum for Canadian Eurodollar rate loans and 1.25% to 2.25%

per annum for prime rate loans. Within the ranges, the fixed margin was determined based on our leverage ratio. The interest rate on the senior credit facility prior to its repayment was 5.75% per annum compared to 6.06% per annum as of December 31, 2002.

Cumulative Mandatorily Redeemable Shares of Preferred Stock

      In May 2003, our U.S. subsidiary Waste Services issued 55,000 shares of preferred stock, or Waste Services preferred stock, to Kelso Investment Associates VI, L.P. and KEP VI, LLC, or Kelso, pursuant to the terms of an agreement dated as of May 6, 2003, as amended, or the Waste Services Subscription Agreement, at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of common stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time following our migration transaction, as further described in Item 3 “Key Information.” The issuance of the Waste Services preferred stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services preferred stock are non-voting. The Waste Services preferred stock entitles the holders to a liquidation preference of $1,000 per share and a cumulative cash dividend of 17.75% per annum (compounding and accruing quarterly in arrears). The liquidation preference approximated $61.8 million as of December 31, 2003. As we are not permitted to declare and pay cash dividends pursuant to the terms of the existing credit facilities, the dividend payments will accrue. The Waste Services preferred stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Waste Services preferred stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Waste Services preferred stock were redeemed on May 6, 2006 or approximately $92.7 million. If we do not exercise the option to redeem all of the Waste Services preferred stock by May 6, 2009, Kelso may require Waste Services to initiate a sale of Waste Services or its assets on terms acceptable to its board of directors consistent with the exercise by the board members of their fiduciary obligations.

      Under the Waste Services Subscription Agreement, which we amended in February 2004, if we do not complete the migration transaction by June 30, 2004, the dividend payable on the Waste Services preferred stock issued to Kelso will increase by 1% per annum, from 17.75%, for every month that the migration transaction is delayed, up to a maximum increase of an additional 12% per annum. We may also be required to issue to Kelso an additional 250,000 warrants per month for each month that the migration transaction is delayed after June 30, 2004, up to an additional 6,000,000 warrants to purchase Waste Services common stock, at an exercise price of $0.01 per share. The increase in the dividend payable on the Waste Services preferred stock issued to Kelso would increase the amount to be paid to Kelso on the redemption of the Waste Services preferred stock and would have a material adverse effect on our financial condition. By the terms of the agreement, as amended, if the migration transaction is not completed at all, Kelso may also require us to exchange the existing 7,150,000 warrants to purchase common stock of Waste Services, and any of the additional warrants for common stock of Waste Services issued as a result of our completing the migration transaction after June 30, 2004, for warrants to purchase our common shares.

      Additionally, Kelso, as the holder of the Waste Services preferred stock, has the exclusive right to elect two directors of Waste Services so long as 25,000 or more shares of Waste Services preferred stock are outstanding, or one director so long as there are 5,000 or more shares of Waste Services preferred stock outstanding. Certain actions of Waste Services and its affiliates, including incurring certain indebtedness, also require the prior approval of the holders of a majority of the Waste Services preferred stock. All of these covenants and restrictions could limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. Any failure by us to comply with these covenants and restrictions will, unless waived by Kelso, result in an immediate obligation to redeem all of the then outstanding Waste Services preferred stock. If such events occurred, we would be required to refinance Waste Services or obtain capital from other sources, including sales of additional debt or equity or the sale of assets, in order to meet our redemption obligations.

      We adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” and accordingly classified the Waste Services preferred stock as a liability. We also allocated the relative fair value of the proceeds to the Waste Services preferred stock and warrants. The 7,150,000 warrants have an allocated value on the date of issue of approximately $14.8 million. The value allocated to the warrants was treated as a component of equity, with an offsetting amount treated as a discount which will accrete to interest expense using the effective interest method over the life of the Waste Services preferred stock to the earliest redemption date of May 6, 2006.

Surety Bonding and Letters of Credit

      Municipal solid waste services contracts, permits and licenses to operate transfer stations and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $19.6 million to collateralize our obligations. If we were unable to obtain performance or surety bonds or letters of credit in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal solid waste services contracts or obtaining or retaining landfill, transfer station, recycling facility or operating permits and licenses. We expect that our surety and letter of credit needs will increase as we continue to expand through acquisitions or internal growth.

      We expect that as a result of acquiring the northern and central Florida assets of Allied, we will need to obtain additional performance or surety bonds of approximately $9.4 million.

Equity Issuances

Common Shares

      In March 2003, we issued 2,050,000 common shares as part of the purchase price of the JED Landfill, located in Osceola County, Florida. In conjunction with the JED Landfill acquisition, we issued 1,200,000 common shares in consideration for transaction related services.

      In November 2003, we issued 1,000,000 common shares pursuant to the Florida Recycling acquisition as a deposit into escrow. In December 2003, we issued 600,000 common shares as part of the purchase price on the acquisition of a Phoenix, Arizona collection business. During the first quarter of 2004, we issued a total of 5,298,370 common shares as part of the purchase price for certain acquisitions in the United States and Canada.

Series 1 Preferred Shares

      The following table sets forth the varied tranches of Series 1 preferred shares issued during 2003, all of which were converted to common shares (amounts in thousands except share and per share amounts):

	Number of				Number of	Warrant
	Series 1	Price Per	Gross	Net	Warrants	Exercise Price
Period	Preferred Shares	Share	Proceeds	Proceeds	Issued	per Share

March – June	10,241,666	$3.00	$30,725	$28,925	2,048,333	$3.00
June(a)	5,000,000	$3.00	15,000	14,100	1,000,000	$3.00
July(b)	4,154,667	$3.00	12,464	11,600	830,933	$3.00
September(b)	8,750,000	$3.20	28,000	27,877	1,575,000	$3.20

	28,146,333		$86,189	$82,502 (c)	5,454,266

(a)	The proceeds from this issue were received and recorded as of June 25, 2003; the Series 1 shares were issued July 8, 2003.

(b)	A shareholder and certain of our officers and directors and their affiliates, purchased 1,762,500 Series 1 preferred shares in these private placement transactions.

(c)	Separately, we recorded a tax asset of $1.3 million for the deductible portion of the fees paid.

      We account for the issuance of the Series 1 preferred shares as the issuance of three differing securities (i) Series 1 preferred shares convertible into common shares; (ii) warrants exercisable for common shares; and (iii) a beneficial conversion feature embedded in the Series 1 preferred shares. The gross proceeds from the offering were allocated based upon the relative fair value of the Series 1 preferred shares on the commitment date (date of issue), and the warrants. The fair value of the common shares at the commitment date was compared to the gross proceeds allocated to the Series 1 preferred shares based upon their relative fair value. The excess of fair value of the common shares over the gross proceeds allocated to the Series 1 preferred shares was deemed to be the value associated with the beneficial conversion feature of the Series 1 preferred shares and was recorded as a non-cash dividend on the Series 1 preferred shares. Value ascribed to the beneficial conversion feature of the Series 1 preferred shares and the allocated fair value of the warrants approximated $54.6 million for the year ended December 31, 2003, which was recognized as a deemed dividend to the Series 1 preferred shareholders.

      At our annual meeting held in December 2003, the shareholders voted in favor of the conversion of the Series 1 preferred shares to common shares thereby effecting the conversion on the basis of one common share for each Series 1 preferred share held and the exercisability of the warrants that were issued with the Series 1 preferred shares.

Exercise of Warrants and Options

      During the year ended December 31, 2003, we issued 147,500 common shares on the exercise of warrants and options for cash proceeds of approximately $0.6 million.

Cash Flows

      The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2003 and 2002.

Cash Flows from Operating Activities

      Cash provided by operating activities was $9.4 million for the year ended December 31, 2003, and $13.7 million for the year ended December 31, 2002. The $4.3 million decrease in cash provided by operating activities is primarily due to increase overhead spending, as previously discussed, partly offset by increased cash from our working capital.

Cash Flows Used in Investing Activities

      Cash used in investing activities was $195.6 million for the year ended December 31, 2003, and $39.8 million for the year ended December 31, 2002. The increase in cash used in investing activities during 2003 was primarily due to our acquisition activity. During the year ended December 31, 2003, we purchased certain assets from Allied for $81.1 million, all the membership interests in the entity which owns the JED Landfill for $68.1 million in cash, and we acquired a number of smaller companies for an aggregate cash purchase price of approximately $12.2 million. Capital expenditures also increased by $12.3 million for the year ended December 31, 2003 versus 2002 primarily due to increased spending related to landfill development, and in the prior year, approximately $1.8 million in capital expenditures was financed with capital leases. In addition, cash deposits for pending business acquisitions increased $9.9 million over the prior year.

      We expect our capital expenditures to increase as a result of acquisitions and continued development of our recently acquired landfill sites. We currently anticipate our capital expenditures, including capital expenditures for our recent 2004 acquisitions, in the range of approximately $40.0 to $45.0 million in 2004. This amount is subject to change based on the timing and extent of our acquisitions in 2004. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our existing credit facilities and the issuance of equity and other debt securities.

Cash Flows from Financing Activities

      Cash flows provided by financing activities were $205.1 million for the year ended December 31, 2003, and $25.4 million for the year ended December 31, 2002. As previously discussed, the increase in cash flows from financing activities is primarily due to proceeds from our existing credit facilities and the issuance of Series 1 preferred shares, Waste Services preferred stock, and our common shares, the proceeds of which were primarily used to finance acquisitions and repayment of our previous senior secured credit facility.

      In 2003, we incurred the following fees in connection with financing activities (in thousands):

Debt issue costs relative to the existing credit facilities	$8,829
Waste Services preferred stock issue costs	5,503
Series 1 preferred shares issue costs	3,687
Debt issue costs relative to the previous senior credit facility	948

Total	$18,967

New Accounting Pronouncements

      We will be impacted by the adoption of new accounting pronouncements, details of which are more fully described in Note 2 of our consolidated financial statements elsewhere in this annual report. Recent significant changes are as follows:

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). We have adopted the provisions of SFAS No. 150 and as a result, have classified the Waste Services preferred stock as a liability.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses or receive a majority of the entity’s expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004, must be accounted under the Revised Interpretations. There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003, and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

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

Off Balance Sheet Arrangements

      Except as discussed, we have no off-balance sheet debt or similar obligations, other than our performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

      Separately, under a Put or Pay Disposal Agreement that we entered into in November 2002, we agreed to deliver to certain landfill sites and transfer stations of Intersan Inc., or Intersan, a specified tonnage of waste during the first five-year term of the agreement. We also agreed to deliver a specified tonnage of waste for the two years following the initial term. If we along with another party to the agreement fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site, we are also required to pay $8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. No payments were made or required to be made to Intersan pursuant to the Put or Pay Disposal Agreement in the period from January 1, 2003 to March 31, 2004. For a further description of this agreement, see Item 13. “Certain Relationships and Related Transactions.” Additionally, we do not anticipate material future payments under the Put or Pay Disposal Agreement and, accordingly, we have not provided for a liability pursuant to this agreement.

      Concurrently with the Put or Pay Disposal Agreement, we entered into a three year agreement with Canadian Waste Services Inc. to allow us to deliver up to 75,000 tons in year one and up to 100,000 tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton.

Tabular Disclosure of Contractual Obligations

      We have various commitments primarily related to funding of short-term debt, Waste Services preferred stock, closure and post-closure obligations and capital and operating lease commitments. The following table provides details regarding our contractual obligations and other commercial commitments subsequent to December 31, 2003 (in thousands):

						Beyond
	2004	2005	2006	2007	2008	5 Years	Total

Contractual cash obligations:
Existing credit facilities(1)	$172,125	$—	$—	$—	$—	$—	$172,125
Capital lease obligations	1,128	525	386	—	—	—	2,039
Other long-term debt	155	166	177	189	203	2,395	3,285
Operating lease commitments	2,564	1,882	1,392	1,306	1,107	5,867	14,118
Cumulative mandatorily redeemable shares of preferred stock(2)	—	—	—	—	—	156,142	156,142
Committed amount for construction-in-progress	4,446	—	—	—	—	—	4,446
Closure and post-closure obligations(3)	371	40	192	622	705	16,944	18,874

	$180,789	$2,613	$2,147	$2,117	$2,015	$181,348	$371,029

(1)	If we do not refinance our existing credit facilities, we expect cash required to service interest expense for these facilities will approximate or exceed $15.5 million for 2004.

(2)	This table includes the cumulative mandatorily redeemable shares of preferred stock issued by Waste Services, which must be redeemed in full no later than May 2015. The future payment of $156.1 million represents the principal, plus accrued dividends at 17.75% compounded quarterly to May 6, 2009, which is the earliest date Kelso may require Waste Services to repay the obligation. If we do not redeem by May 6, 2009, Kelso may require us to initiate a sale of Waste Services or its assets on terms acceptable to its board of directors.

(3)	Future payments on closure and post-closure obligations are undiscounted and contemplate full utilization of current and probable expansion airspace. The amount also excludes the undiscounted value of the closure and post-closure obligations of our JED Landfill, which began operations in January 2004.

Other Contractual Arrangements

      In connection with a certain acquisition and the issuance of the 600,000 common shares, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date we will reimburse the seller for the loss on sale of shares below $4.75 per share.

      In the normal course of our business, we have other commitments and contingencies relating to environmental and legal matters. For a further discussion of commitments and contingencies, see Note 12 to our consolidated financial statements contained elsewhere in this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The majority of our operations are domiciled in Canada. As such, our primary functional currency is the Canadian dollar. However, for each reporting period, we translate the results of our operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by the Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

      For the year ended December 31, 2003 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease loss from Canadian operations by less than $0.1 million. For the year ended December 31, 2002 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease loss from Canadian operations approximately $0.5 million. As of December 31, 2003 we had $10.7 million of U.S. dollar denominated cash held by our Canadian operations. We estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease foreign exchange loss or gain by approximately $0.5 million. As of December 31, 2002 there were no monetary assets or liabilities denominated in U.S. dollars held by our Canadian operations.

      As of December 31, 2003 we were not exposed to variable interest rates; however as of December 31, 2002 we were exposed to interest rate fluctuations on our previous financing facility, which was repaid.

Item 8.	Financial Statements and Supplementary Data

      All financial statements and supplementary data that are required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1 and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      PricewaterhouseCoopers LLP (“PwC”), Toronto, Ontario audited our Consolidated Financial Statements for each of the two years ended December 31, 2002 and December 31, 2001. In February 2003, PwC informed us that they declined to stand for reelection as our independent accountants. The report of PwC on our Consolidated Financial Statements for the two years in the period ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

      In connection with their audits for the years ended December 31, 2002 and 2001 and for the interim period ended June 8, 2004, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on the financial statements for such years. During the year ended December 31, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K with respect to us.

      On October 7, 2003, the Audit Committee of our Board of Directors approved the engagement of the firm BDO Dunwoody LLP (“BDO”), Toronto, Ontario to act as our new independent accountants to audit our financial statements for the year ending December 31, 2003. During the years ended December 31, 2001 and 2002 and through October 7, 2003, we did not consult with BDO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement, as contemplated by Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls

      During the annual period covered by this annual report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following table sets forth certain information with respect to our directors as of March 1, 2004:

				Year
			Year	Term
Name	Age	Position	Appointed	Expires

David Sutherland-Yoest	47	Chairman and Chief Executive Officer, Director(1)	2001	2005
Gary W. DeGroote	48	Director(1)(2)(3)	2001	2004
R. John (Jack) Lawrence	69	Director	2003	2005
George E. Matelich	47	Director(2)	2003	2004
Lucien Rémillard	56	Director(3)	2001	2004
Don A. Sanders	67	Director(1)(2)(3)	2001	2005
Stanley A. Sutherland	72	Executive Vice President, Chief Operating Officer Western Canada, Director	2001	2004

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

      We have a separately designated standing Audit Committee. The members of the Audit Committee are George Matelich, Chairman, Don A. Sanders and Gary DeGroote. The Board of Directors has determined that it has at least one audit committee financial expert serving on its audit committee, George E. Matelich. Mr. Matelich is an independent director.

      Biographical information regarding each of our directors is set forth below:

      David Sutherland-Yoest has been Chairman and Chief Executive Officer and a director since September 6, 2001. Mr. Sutherland-Yoest also held the position of Chairman and Chief Executive Officer of H2O Technologies, Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies, Ltd. From March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste, and the President of Canadian Waste Services Inc., which, during such time, was a subsidiary of USA Waste. From May 1994 to August 1996, he was President, Chief Operating Officer and a director of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Ltd. and Browning-Ferris Industries Ltd. Mr. Sutherland-

Yoest is the son-in-law of Stanley A. Sutherland, a director and our Executive Vice President, Chief Operating Officer, Western Canada.

      Gary W. DeGroote has been a director since September 6, 2001. Mr. DeGroote has been the President and sole director of GWD Management Inc., a private investment holding company, since 1981. From 1991 to 1995, Mr. DeGroote was President and a director of Republic Environmental Systems Ltd. From 1976 through 1989, Mr. DeGroote served in various positions at Laidlaw Waste Systems, Ltd. and its affiliates, including as Vice President and served as a member of the board of directors of Laidlaw Inc. from 1983 to 1989. Mr. DeGroote also serves as a director of Century Business Services, Inc.

      R. John (Jack) Lawrence has been a director since June 19, 2003. Mr. Lawrence has been Chairman of Lawrence & Company, Inc., an investment advisory, money management and merchant banking firm, since October 1995. Before founding Lawrence & Company, Inc., Mr. Lawrence held progressively senior executive positions with Nesbitt Burns, Inc. and its predecessor serving as its Chairman and Chief Executive Officer from November 1980 to September of 1994 and then as its Deputy Chairman until October of 1998. Mr. Lawrence serves as a director of Methanex Corporation and Indigo Books and Music Inc.

      George E. Matelich has been a director since June 19, 2003. Mr. Matelich has been a Managing Director of Kelso & Company since October 1990. Mr. Matelich has been affiliated with Kelso & Company since 1985. Mr. Matelich serves as a director of FairPoint Communications, Inc. and as a Trustee of the University of Puget Sound.

      Lucien Rémillard has been a director since September 6, 2001. Mr. Rémillard has been the President and Chief Executive Officer of RCI Environment Inc., a waste management company, since 1997. From 1981 to 1995, Mr. Rémillard was the President and Chief Executive Officer of Intersan Inc., a waste management company. Mr. Rémillard has also served as a director of the Greater Montreal Area Committee Paritaire des Boueurs, the organization regulating labor relations for the Montreal solid waste removal industry, since 1983. Mr. Rémillard is also Chairman of the Board of Directors of Remstar Corporation, an independent distribution and film production company.

      Don A. Sanders has been a director since September 6, 2001. Mr. Sanders has been the Vice Chairman and a director of Sanders Morris Harris Group Inc., or SMHG, a financial services holding company formerly known as Pinnacle Global Group, Inc., since February 2000. He is the Chairman of the Executive Committee of Sanders Morris Harris Inc., or SMH (formerly known as Sanders Morris Mundy Inc.), an investment banking firm and a wholly owned subsidiary of SMHG. Mr. Sanders co-founded SMH in 1987 and served as its President from 1987 to 1996. Before joining SMH, he was employed by E.F. Hutton & Co. Inc., where he served from 1959 to 1987 in various capacities, including as an Executive Vice President from 1982 to 1987 and as a member of its Board of Directors from 1983 to 1987. Mr. Sanders has over 40 years of experience in the securities industry.

      Stanley A. Sutherland has been a director since November 19, 2001 and Executive Vice President and Chief Operating Officer, Western Canada, since December 1, 2001. Mr. Sutherland has over 35 years of management experience in the solid waste services industry, having previously held executive positions with Canadian Waste Services Inc. and Browning-Ferris Industries Ltd. Mr. Sutherland is the father-in-law of David Sutherland-Yoest.

Executive Officers

      Information regarding our executive officers is included in Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors, executive officers, and greater-than-10% shareholders file reports with the SEC and the Nasdaq on their initial beneficial ownership of our common shares and any subsequent changes. They must also provide us with copies of the reports. We were not subject to Section 16(a) during the year ended December 31, 2003.

Code of Ethics

      We have adopted a Code of Ethics for all employees including our Chief Executive Officer, our Chief Financial Officer and our Corporate Controller. The Code of Ethics is posted on our website at www.capitalenvironmental.com.

Item 11.	Executive Compensation

Compensation Paid to Named Executive Officers

      The following table provides information relating to compensation for our last three years for each person who served as the Chief Executive Officer during fiscal 2003 and our four other most highly compensated executive officers serving at the end of 2003. The amounts shown include compensation for services in all capacities that were provided to us and our direct and indirect subsidiaries and predecessors.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Securities
		Annual Compensation		Underlying
				Options/
Name and Principal Position	Year	Salary ($)	Bonus ($)	SARs

	(In thousands of U.S. dollars)
David Sutherland-Yoest	2003	223.1	428.3	1,000,000
Chairman and Chief Executive Officer	2002	210.2	—	—
	2001	61.1	61.1	—
Larry D. Henk	2003	188.3	183.3	1,000,000
President and Chief Operating Officer	2002	—	—	—
effective July 11, 2003	2001	—	—	—
Thomas E. Durkin III	2003	224.4	321.2	250,000
Executive Vice President, General Counsel and	2002	160.0	—	—
Secretary until January 4, 2004	2001	—	—	—
William P. Hulligan	2003	176.5	175.0	500,000
Executive Vice President, North American	2002	—	—	—
Operations effective June 1, 2003	2001	—	—	—
Ronald L. Rubin	2003	98.5	230.0	500,000
Executive Vice President and Chief Financial	2002	—	—	—
Officer effective September 1, 2003	2001	—	—	—

      The following table summarizes options granted to the named executive officers during 2003:

Option/ SAR Grants in Last Year

	Individual Grants

	Number of				Potential Realizable Value
	Securities	Percent of Total			at Assumed Annual Rates of
	Underlying	Options/SARs			Stock Price Appreciation for
	Options/SARs	Granted to	Exercise of		Options Term
	Granted (#)	Employees	Base Price	Expiration
Name	Exercisable	in Year	($/Sh)	Date	5% ($)	10% ($)

David Sutherland-Yoest	1,000,000 (1)	18.2%	C$6.96	Nov 5/08	$1,444,953	$3,192,967
Larry D. Henk	1,000,000 (2)	18.2%	$3.89	June 19/08	$1,074,735	$2,374,884
Thomas E. Durkin III	250,000 (1)	4.6%	C$6.96	Nov 5/08	$361,238	$798,242
William P. Hulligan	500,000 (2)	9.1%	$3.89	June 19/08	$537,368	$1,187,442
Ronald L. Rubin	500,000 (1)	9.1%	$5.23	Nov 5/08	$722,476	$1,596,484

(1)	Become exercisable November 5, 2006.

(2)	Become exercisable June 19, 2006.

Year-End Option/ SAR Values

      The following table shows the value of unexercised options held by the named executive officers at the end of 2003. No options were exercised by the named executive officers during 2003.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options/SARs at		In-the-Money Options/SARs
	Year End (#)		at Year End ($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

David Sutherland-Yoest	—	1,000,000		$1,580,000
Larry D. Henk	—	1,000,000		$3,060,000
Thomas E. Durkin III	250,000	250,000	$737,500	$395,000
William P. Hulligan	—	500,000		$1,530,000
Ronald L. Rubin	—	500,000		$860,000

Directors’ Compensation

      On July 15, 2003, the Board of Directors authorized option grants to non-employee directors for service on the Board of Directors through 2003 of 50,000 options to those directors who served as such throughout 2003, 35,000 options to those directors who were appointed as directors during 2003, an additional 5,000 options for each committee of the Board on which an non-employee director served in 2003 and a further 5,000 options to each non-employee director who served as a chair of a committee of the Board in 2003. All of these options have an exercise price equal to the fair market value of the common shares on the date of their authorization by the compensation committee and will vest in full on the first anniversary of the grant date. These options expire upon the earlier of five years after the grant date or one year after the date a director ceases to be a member of the Board (18 months in the case of retirement, death, or mental or physical disability). The directors did not receive any other compensation in 2003 for acting as directors.

Employment Agreements

      David Sutherland-Yoest. David Sutherland-Yoest entered into an employment agreement with us on September 7, 2001, which is the effective date. The agreement has a term of three years, which term is automatically extended each day by one day from the effective date until notice is given that the employment term will not be extended. Under this employment agreement, Mr. Sutherland-Yoest is entitled to a current base salary of $500,000 or such higher rate as may be determined from time to time by the Board of Directors, plus an annual bonus of up to 100% of his base salary subject to satisfaction of annual performance objectives mutually agreed upon by the Board of Directors and Mr. Sutherland-Yoest at the beginning of each year. The employment agreement provides for the following benefits upon termination: (a) if the agreement is terminated upon death or total disability or by Mr. Sutherland-Yoest within six months following a change of control Mr. Sutherland-Yoest or his beneficiaries will be paid his base salary for a period of three years from the effective date of termination plus a lump sum payment equal to three times the average of the cash bonuses paid to him in each of the two most recently completed years, he will receive company benefits for a period of three years, and any stock options granted will continue to vest as if Mr. Sutherland-Yoest were still employed; (b) if the agreement is terminated for cause, Mr. Sutherland-Yoest will be entitled to receive all accrued but unpaid expenses and any earned benefits; (c) if the agreement is terminated by Mr. Sutherland-Yoest voluntarily, Mr. Sutherland-Yoest will be entitled to receive any accrued but unpaid expenses and any earned benefits; and (d) if the agreement is terminated without cause, Mr. Sutherland-Yoest will continue to receive his base salary and will receive company benefits until the later of September 7, 2004 or the first anniversary of the effective date of termination, and any stock options will vest and be exercisable until the end of the option term as set out in the option grant. Mr. Sutherland-Yoest’s employment agreement also provides for other customary benefits and perquisites and prohibits him from competing with us during the term of his employment and for a specified period following termination.

      Larry D. Henk. Larry D. Henk entered into an employment agreement with us and our U.S. subsidiary, Waste Services effective as of July 11, 2003 for an indeterminate term. Under the employment agreement, Mr. Henk is entitled to a base salary of $400,000 or such higher rate as may be determined from time to time by the Board of Directors plus an annual cash bonus of up to 100% of his base salary. The employment agreement provides for the following termination benefits: (a) if the agreement is terminated upon death or total disability, Mr. Henk or his beneficiaries will be paid his base salary for a period of three years from the effective date of termination plus three times his average annual bonus in equal installments over 36 months, he or his dependents will continue to receive company benefits for a period of three years, and any outstanding stock options shall vest in accordance with the terms of our stock option plan then in effect; (b) if the agreement is terminated by us without cause or by Mr. Henk for good reason, as defined in the agreement, Mr. Henk will be paid his base salary for a period of two years from the effective date of termination, plus two times his average annual bonus in equal installments over 24 months, he will continue to receive company benefits for a period of three years and any outstanding stock options shall vest in accordance with the terms of our stock option plan then in effect; (c) if the agreement is terminated by Mr. Henk for good reason or by us without cause and a change of control has occurred within the two-year period preceding or within the one-year period following the effective date of termination, Mr. Henk will be paid a lump sum equal to three times the sum of his base salary at the rate in effect immediately prior to the effective date of termination, and his average annual bonus paid in the three most recently completed years, he will continue to receive company benefits for a period of three years, and any outstanding stock options shall vest and be exercisable in accordance with the terms of our stock option plan then in effect; and (d) if the agreement is terminated for cause or by Mr. Henk voluntarily and without good reason, Mr. Henk is entitled to receive any accrued but unpaid base salary, expenses and any earned benefits. The employment agreement also provides for other customary benefits and perquisites and prohibits Mr. Henk from competing with us during the term of his employment and for a specified period following termination.

      William P. Hulligan. William P. Hulligan has entered into an employment agreement with us for a two-year term, expiring June 1, 2005. Under the employment agreement, Mr. Hulligan is entitled to receive a base salary of $300,000 and a discretionary annual cash bonus of up to 100% of his base salary. The employment agreement provides for the following termination benefits: (a) if the agreement is terminated upon Mr. Hulligan’s death or total disability or by us without cause, we will continue to pay Mr. Hulligan his base salary for the greater of six months or the balance of the term of his employment agreement and all outstanding options granted to Mr. Hulligan prior to his termination shall vest and be exercisable for the remainder of the unexpired term of such options; (b) if the agreement is terminated by us without cause or by Mr. Hulligan within six months following a change of control, Mr. Hulligan will be entitled to the payments described in subsection (a), plus the cash bonus paid to him in the most recently completed year prior to his termination, paid over the same period as his salary continuance; (c) if the agreement is terminated for cause or by Mr. Hulligan voluntarily and without good reason, Mr. Hulligan is entitled to receive any accrued but unpaid base salary, expenses and any unearned benefits. The employment agreement also provides for other customary benefits and perquisites and prohibits Mr. Hulligan from competing with us during the term of his employment and for a specified period following termination.

      Ronald L. Rubin. Ronald L. Rubin entered into an employment agreement with us and our U.S. subsidiary, Waste Services effective September 2, 2003. The agreement is for an initial term of two years and automatically renews thereafter for successive one year terms. Mr. Rubin is entitled to receive a base salary of $300,000 and a discretionary annual cash bonus of up to 80% of his base salary. Mr. Rubin also received a one-time payment of $150,000 on signing his employment agreement. The employment agreement provides for the following termination benefits: (a) if the agreement is terminated upon Mr. Rubin’s death or total disability or by us without cause or by Mr. Rubin for good reason, Mr. Rubin or his beneficiaries will continue to be paid his base salary for the remainder of his employment term and all outstanding options granted to Mr. Rubin prior to his termination shall vest and be exercisable in accordance with the terms of the stock option plan pursuant to which the options were granted; (b) if the agreement is terminated by us without cause or by Mr. Rubin for good reason and a change of control has occurred within the two year period preceding or within the one year period following the effective date of termination, Mr. Rubin is entitled to receive a lump sum payment equal to his base salary then in effect immediately upon termination and Mr. Rubin’s options will vest as described above; (c) if the agreement is terminated for cause or by Mr. Rubin voluntarily and without good reason, Mr. Rubin is entitled to receive any accrued but unpaid base salary, expenses and any unearned benefits. The employment agreement also provides for other customary benefits and perquisites and prohibits Mr. Rubin from competing with us during the term of his employment and for a specified period following termination.

      Thomas E. Durkin, III. Thomas E. Durkin, III entered into an Employment Agreement with us on May 1, 2002. The agreement is for a period of two years ending April 30, 2004. Mr. Durkin is entitled to receive a base salary of C$225,000 and a discretionary annual bonus of up to 100% of his base salary. Upon termination without cause, Mr. Durkin will receive the greater of his base salary payable for the remaining term of his Employment Agreement or six months base salary, plus his annual bonus from the previous year (pro-rated). In addition, all options granted to Mr. Durkin prior to his termination shall vest and be exercisable in accordance with the terms of the option agreement pursuant to which they were granted. If the employment agreement is not renewed at the end of its term, Mr. Durkin is entitled to six months base salary. The employment agreement also provides for other customary benefits and perquisites and prohibits . Mr. Durkin from competing with us during the term of his employment and for a specified period following termination.

Compensation Committee Interlocks and Insider Participation

      In 2003, Don A. Sanders, Gary DeGroote and Lucien Rémillard served on the compensation committee. No member of the compensation committee is an officer or employee of ours or of any of our subsidiaries.

      Effective March 31, 2003, we entered into a placement agent agreement with Sanders Morris Harris Inc., or SMH, pursuant to which we agreed to pay SMH a fee for the private placement of our Series 1 preferred shares sold through SMH to certain investors. We paid SMH fees of $1.9 million pursuant to the agreement. SMH is a beneficial owner of our common shares and Don Sanders, one of our directors, is a principal of SMH.

      In November 2002, we entered into a Put or Pay Disposal Agreement with RCI Environnement Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc., collectively the RCI Companies, and Intersan Inc., or Intersan, a subsidiary of Canadian Waste Services Inc., pursuant to which we and the RCI Companies agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the next 5 years, 850,000 metric tons of waste per year, and for the next two years after the expiration of the first five-year term, 710,000 metric tons of waste per year at a fixed disposal rate set out in the Put or Pay Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric ton for every metric ton below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site, we are also required to pay $8.00 per metric ton for every metric ton below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. No payments were made or required to be made to Intersan pursuant to the Put or Pay Disposal Agreement in the period from January 1, 2003 to March 31, 2004. One of our directors, Lucien Rémillard, is also a director of and controls the RCI Companies.

      Concurrently with the Put or Pay Disposal Agreement, we entered into a three-year agreement with Canadian Waste Services Inc. to allow us to deliver up to 75,000 metric tons in years one and up to 100,000 metric tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding the beneficial ownership of our common shares as of March 1, 2004, by each person or entity that we know owns more than 5% of our common shares. As of such date, the number of issued and outstanding common shares in our capital stock was 73,104,898. Unless otherwise indicated, the address of each beneficial holder listed below is c/o Capital Environmental Resource Inc., 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8.

	Shares Beneficially Owned

		Percentage of
	Number of	Total Issued
Name of Beneficial Owner(1)	Common Shares	Common Shares

Westbury (Bermuda) Ltd.(2)	19,008,355	25.0
David Sutherland-Yoest(3)	4,136,362	5.6
Don A. Sanders(4)	3,677,238	5.0

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common shares subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2004 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Consists of 16,650,022 common shares and 2,358,333 common shares issuable upon the exercise of warrants. The shareholder of Westbury (Bermuda) Ltd. is Westbury Trust. The trustees of Westbury Trust are Robert Martyn, Gary W. DeGroote and Rick Burdick. The address for Westbury (Bermuda) Ltd. is Victoria Hall, 11 Victoria Street, P.O. Box HM 1065, Hamilton, Bermuda, HMEX.

(3)	Consists of 1,949,497 common shares owned by D.S.Y. Investments Ltd., of which Mr. Sutherland-Yoest is the sole director and shareholder, 670,000 common shares issuable upon the exercise of currently exercisable warrants, as well as 751,665 common shares owned by Mr. Sutherland-Yoest personally, 500,000 common shares owned by Mr. Sutherland-Yoest’s wife and 265,200 common shares owned by Mr. Sutherland-Yoest’s daughter, which Mr. Sutherland-Yoest may be deemed to beneficially own. Mr. Sutherland-Yoest disclaims beneficial ownership with respect to the common shares owned by his wife and his daughter.

(4)	Consists of 1,139,142 common shares over which Mr. Sanders has sole voting and sole dispositive power, 2,498,096 common shares with respect to which Mr. Sanders has shared dispositive power and 40,000 common shares issuable upon the exercise of currently exercisable options to purchase common shares.

      Information regarding our share ownership as of March 1, 2004 of the individuals who served as our directors and named executive officers during 2003 is set forth below:

	Outstanding	% of
Name	Shares(1)	Shares(2)

David Sutherland-Yoest(3)	4,136,362	5.6
Don A. Sanders(4)	3,677,238	5.0
Lucien Rémillard(5)	3,018,497	4.1
Gary W. DeGroote(6)	2,315,000	3.2
R. John (Jack) Lawrence(7)	1,106,250	1.5
George E. Matelich	728,797	1.0
Stanley A. Sutherland	250,000	*
Larry D. Henk	150,000	*
William P. Hulligan	140,000	*
Ronald L. Rubin	*	*
Thomas E. Durkin III	*	*

All executive officers and directors as a group (11 persons)	15,522,144	20.4

*	Less than one (1%) percent.

(1)	In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common shares subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2004 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages based upon 73,104,898 common shares outstanding as of March 1, 2004.

(3)	Consists of 1,949,497 common shares owned by D.S.Y. Investments Ltd., of which Mr. Sutherland-Yoest is the sole director and shareholder, as well as 751,665 common shares owned by Mr. Sutherland-Yoest personally and 670,000 common shares issuable upon the exercise of currently exercisable warrants to purchase common shares, 500,000 common shares owned by Mr. Sutherland-Yoest’s wife and 265,200 common shares owned by Mr. Sutherland-Yoest’s daughter, Christina Sutherland-Yoest, which Mr. Sutherland-Yoest may be deemed to beneficially own. Mr. Sutherland-Yoest disclaims beneficial ownership with respect to the shares owned by his wife and his daughter.

(4)	Consists of 1,139,142 common shares over which Mr. Sanders has sole voting and sole dispositive power and 2,498,096 common shares with respect to which Mr. Sanders has shared dispositive power and 40,000 common shares issuable upon the exercise of currently exercisable options to purchase common shares.

(5)	Consists of 1,500,000 common shares owned by Historia Investments Inc. and 1,478,497 shares owned by The Victoria Bank (Barbados) Incorporated. Mr. Rémillard is the controlling shareholder of Historia Investments Inc. and is indirectly the controlling shareholder of The Victoria Bank (Barbados) Incorporated, and is deemed to beneficially own the common shares owned by each such entity and 40,000 common shares issuable upon the exercise of currently exercisable options to purchase common shares issued to Mr. Rémillard. Mr. Rémillard disclaims beneficial ownership of the common shares owned by The Victoria Bank (Barbados) Incorporated and Historia Investments Inc.

(6)	Consists of 2,275,000 common shares owned by GWD Management Inc., and 40,000 common shares issuable upon exercise of currently exercisable options to purchase common shares issued to Mr. DeGroote. Mr. DeGroote is the controlling shareholder and director of GWD Management Inc.

(7)	Consists of 812,500 common shares and 146,250 common shares issuable upon the exercise of warrants owned by Lawrence Venture Fund and 125,000 common shares and 22,500 common shares issuable upon the exercise of warrants owned by Lawrence & Company Inc., which Mr. Lawrence may be deemed to beneficially own. Mr. Lawrence disclaims beneficial ownership of the shares owned by Lawrence Venture Fund and Lawrence & Company Inc.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table summarizes securities authorized for issuance under our existing equity compensation plans as at December 31, 2003:

			(c)
	(a)	(b)	Number of securities remaining
	Number of Securities to	Weighted-average	available for future issuance under
	be issued upon exercise	exercise price of	equity compensation plans (excluding
	of outstanding options,	outstanding options,	securities to be issued upon exercise of
Plan Category	warrants and rights	warrants and rights	outstanding options, warrants or rights)

Equity compensation plans approved by security holders	7,806,699	$4.71	5,177,678 (1)
Equity compensation plans not approved by security holders	1,000,000 (2)	$2.70	—

Total	8,806,699	$4.48	5,177,678 (1)

(1)	Under our 1999 Stock Option Plan, we may grant options to a maximum of 19% of our issued common shares and common share equivalents outstanding from time to time.

(2)	Warrants to purchase 1,000,000 of our common shares, at an exercise price of $2.70 per share, were granted to David Sutherland-Yoest in September 2001 as a term of the commencement of his employment. The warrants vest over a period of three years from their date of grant or on a change of control, as defined in the agreement governing the warrants. As of December 31, 2003, 670,000 of the warrants had vested. The warrants expire in September 2011 and are exercisable until their expiration so long as Mr. Sutherland-Yoest is an employee. In the event of a change of control, or if Mr. Sutherland-Yoest’s employment is terminated by reason of death, disability or by us without cause, the warrants continue to vest and to be exercisable as if Mr. Sutherland-Yoest had remained an employee. If Mr. Sutherland-Yoest’s employment is terminated by his voluntary resignation or by us for cause, all vested warrants may be exercised within 180 days of the date of such termination.

Item 13.	Certain Relationships and Related Transactions

      Other than those listed in this section, we and our subsidiaries have not entered into any material transactions during the period beginning on January 1, 2003 through March 31, 2004 in which any of our directors, officers or any associate of any director or officer has or had any interest.

      For information regarding related party transactions involving directors Don A. Sanders and Lucien Rémillard, see Item 11. “Executive Compensation — Compensation Committee Interlocks and Insider Participation.”

Advisory Services

      We paid Kelso & Company, L.P., an advisory services fee of $1.65 million in connection with the issuance of 55,000 shares of preferred stock of Waste Services to Kelso in May 2003. In February 2004, we also paid Kelso & Company, L.P. a $0.5 million fee in connection with services related to the arrangement of the existing credit facilities that was entered into on December 31, 2003. Certain of our directors are affiliated with Kelso & Company, L.P. George E. Matelich is a Managing Director of Kelso & Company, L.P., and Michael B. Lazar is a Vice-President of Kelso & Company, L.P.

      During 2003, we purchased legal services for less than $0.1 million from Durkin and Durkin. An executive officer, Thomas E. Durkin III, is an inactive partner of Durkin and Durkin.

Purchase of Series 1 Preferred Shares

      Certain affiliates of one of our major shareholders, and affiliates of our officers and directors were purchasers of Series 1 preferred shares issued in September 2003. An independent committee consisting of David Sutherland-Yoest and George E. Matelich reviewed and approved the terms of issuance of the Series 1 preferred shares in which the shareholder, officers and directors or their affiliates were purchasers.

Lease of Premises

      In 2003, we purchased furnishings and leasehold improvements from H2O Technologies, Ltd. for $0.3 million and assumed a lease of premises from David Sutherland-Yoest. David Sutherland-Yoest, our Chairman and Chief Executive Officer was, until October of 2003, Chairman and Chief Executive Officer of H2O Technologies, Ltd. and, until January 2004, a director of H2O Technologies, Ltd. The purchase price was determined based on an appraisal. The lease expires on March 31, 2005 with annual rent and operating costs of less than $0.1 million.

Florida Recycling Acquisition

      Larry D. Henk, our President and Chief Operating Officer, owns 3% of the common stock of Florida Recycling, which interest he acquired prior to his employment with us. Under an agreement with the sellers entered into prior to his employment with us, Mr. Henk will receive a fee of approximately $2.5 million from the sellers upon the closing of the Florida Recycling acquisition.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      Audit fees were $385,000 in 2003 and nil in 2002 for BDO Dunwoody LLP. Audit fees were $366,000 in 2003 and $345,000 in 2002 for PricewaterhouseCoopers LLP.

Audit-Related Fees

      Audit-related fees were $11,000 in 2003 and nil in 2002 for BDO Dunwoody LLP. Audit-related fees were $534,000 in 2003 and $69,000 in 2002 for PricewaterhouseCoopers LLP. These fees were incurred in connection with certain financing transactions and due diligence costs for potential acquisitions.

Tax Fees

      Tax fees were $4,000 in 2003 and nil in 2002 for BDO Dunwoody LLP. Tax fees were $92,000 in 2003 and $125,000 in 2002 for PricewaterhouseCoopers LLP. These fees primarily relate to the preparation of our tax returns as well as tax related due diligence on potential acquisitions.

All Other Fees

      All other fees were nil in 2003 and 2002 for both BDO Dunwoody LLP and PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

      The audit committee approves all audit, audit-related services, tax services and other services provided by BDO Dunwoody LLP. Any services provided by BDO Dunwoody LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In 2003, none of the fees paid to BDO Dunwoody LLP were approved pursuant to the de minimus exception.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements

      (a)(1) Consolidated Financial Statements

Report of Independent Auditors (BDO Dunwoody LLP)
Report of Independent Auditors (PricewaterhouseCoopers LLP)
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts schedule has been omitted as the required information is included in the Notes to Consolidated Financial Statements included herewith.

      All other schedules have been omitted because they are not applicable.

      (3) Exhibits

      Documents filed as exhibits to this report or incorporated by reference:

3.1	Articles of Amalgamation of the Company (Incorporated by reference to Exhibit 1.1 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.2	By-Law No. 1 of the Company (Incorporated by reference to Exhibit 1.2 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.3	Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.4	Amended Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed December 4, 2003).
4.2	Third Amendment dated as of March 27, 2003, to Rights Agreement dated as of September 2, 1999, between the Company and American Stock Transfer Company as Rights Agent (Incorporated by reference to Exhibit 2.1 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.3	Amending Agreement No. 4 dated as of May 6, 2003, to Rights Agreement dated as of September 2, 1999, between the Company and American Stock Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 2.2 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.4	Fifth Amendment to Rights Agreement dated as of July 8, 2003, to Rights Agreement dated as of September 2, 1999, between the Company and American Stock Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 2.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.5	Sixth Amendment to Rights Agreement dated as of September 17, 2003, between the Company and American Stock Transfer Company, as Rights Agent — filed herewith.
4.6	Seventh Amendment to Rights Agreement dated as of April 30, 2004, to Rights Agreement dated as of September 2, 1999, between Capital Environmental Resource Inc. and American Stock Transfer Company, as Rights Agent. (Incorporated by reference to Exhibit 4.2 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.7	Form of Series 1 Subscription Agreement dated as of March 31, 2003, between the Company and certain investors (Incorporated by reference to Exhibit 4.1 to Form 20-F (No. 000-25955) filed July 15, 2003).

4.8	Term of Warrants to Purchase Common Stock by and between the Company and certain investors (Incorporated by reference to Exhibit 4.2 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.9	Form of Registration Rights Agreement dated as of March 31, 2003, between the Company, and certain investors (Incorporated by reference to Exhibit 4.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.10	Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.11	Amending Agreement No. 1 to Preferred Subscription Agreement dated as of February 13, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed February 26, 2004).
4.12	Registration Rights Agreement dated as of May 6, 2003, among Waste Services, Inc. and certain investors (Incorporated by reference to Exhibit 4.5 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.13	Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the preferred shares (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.14	Form of Registration Rights Agreement dated as of September 7, 2001, by and between the Company and certain investors (Incorporated by reference to Exhibit 4.7 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.15	Warrant, dated July 27, 2001 issued by the Company to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.16	Form of Registration Rights Agreement dated February 6, 2002, by and between the Company and certain investors (Incorporated by reference to Exhibit 4.16 to Form 20-F (No. 000-25955) filed July 12, 2002.)
4.17	Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004. (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.18	Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
9.1	Form of Voting Rights Agreement dated as of March 30, 2003, between the Company and certain shareholders (Incorporated by reference to Exhibit 3.1 to Form 20-F (No. 000-25955) filed July 15, 2003).
10.1	Credit Agreement dated as of June 27, 2002, by and among the Company, various financial institutions, as Lenders, Bank of America, N.A. (Canada Branch) as Administrative Agent and Canadian Imperial Bank of Commerce, as Managing Agent (Incorporated by reference to Exhibit 4.19 to Form 20-F (No. 000-25955) filed July 12, 2002.), dated July 12, 2002 and filed with the Commission on July 12, 2002).
10.2	Amending Agreement No. 2 and Consent dated as of May 1, 2003, among Capital Environmental Resource Inc. various financial institutions as lenders, Bank of America, N.A. (Canada Branch) as Administrative Agent (Incorporated by reference to Exhibit 4.7 to Form 20-F (No. 000-25955) filed July 15, 2003).
10.3	Amending Agreement No. 3 and Consent dated as of November 14, 2003, among Capital Environmental Resource Inc. various financial institutions as lenders, Bank of America, N.A. (Canada Branch) as Administrative Agent (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed on November 28, 2003).

10.4	Purchase Agreement dated as of January 15, 2003, between Donald F. Moorehead, Jr., Omni Waste, Inc. and Capital Environmental Resource Inc. and Amendment to Purchase Agreement dated as of February 14, 2003, between Donald F. Moorehead, Jr., Omni Waste, Inc., and Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 15, 2003).
10.5	Purchase Agreement dated January 14, 2003, between certain sellers, Omni Waste, Inc. and Capital Environmental Resource Inc.; Amendment to Purchase Agreement, dated as of April 1, 2003, between certain sellers, Omni Waste, Inc. and Capital Environmental Resource Inc. and Second Amendment to Purchase Agreement, dated as of May 1, 2003, between certain sellers, Waste Services, Inc., and Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.9 to Form 20-F (No. 000-25955) filed July 15, 2003).
10.6	Employment Agreement dated as of July 11, 2003, between Waste Services, Inc., the Company and Larry D. Henk (Incorporated by reference to Exhibit 4.10 to Form 20-F (No. 000-25955) filed July 15, 2003).
10.7	Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D dated February 5, 2002 and filed by certain holders of the Company’s common shares with the Commission on February 15, 2002).
10.8	Employment Agreement dated as of September 7, 2001, between the Company and David Sutherland-Yoest (Incorporated by reference to Exhibit 4.9 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.9	Employment Agreement dated as of September 24, 2001, between the Company and George Boothe (Incorporated by reference to Exhibit 4.10 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.10	Share Purchase Agreement dated December 11, 2001, among Leo J. Dion, the trustees of the Dion Family Trust, 1503549 Ontario Limited, Robert Dick, the trustees of the Dick Family Trust, 1503550 Ontario Limited, Robert Ross and the Company (Incorporated by reference to Exhibit 4.11 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.11	Employment Agreement dated January 10, 2002, between the Company and David J. Feals (Incorporated by reference to Exhibit 4.13 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.12	Employment Agreement dated January 1, 2002, between the Company and John D. McGarvey (Incorporated by reference to Exhibit 4.14 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.13	Employment Agreement dated May 1, 2002, between the Company and Thomas E. Durkin III (Incorporated by reference to Exhibit 4.18 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.14	Purchase Agreement dated November 13, 2003, between Allied Waste Industries, Inc., Waste Services, Inc., and Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 10.1 to Form 6-K/ A (No. 000-25955), filed January 20, 2003).
10.15	Credit Agreement dated as of December 31, 2003, between Capital Environmental Resource Inc., Waste Services, Inc., the several lenders from time to time partners thereto, Lehman Brothers Inc. as Arranger, Lehman Commercial Paper Inc. as Syndication Agent and Lehman Commercial Paper Inc. as Administrative Agent (Incorporated by reference to Exhibit 10.2 to Form 6-K/A (No. 000-25955) filed on January 20, 2003).
10.16	Employment Agreement dated July 23, 2003, between the Company and Ronald L. Rubin. (Incorporated by reference to Exhibit 4.26 to Form 20-F (No. 000-25955) filed March 31, 2004).
10.17	Employment Agreement dated as of October 1, 2003, between the Company and Brian A. Goebel. (Incorporated by reference to Exhibit 4.27 to Form 20-F (No. 000-25955) filed March 31, 2004).
10.18	Employment Agreement dated as of June 1, 2003, between the Company and William P. Hulligan. (Incorporated by reference to Exhibit 4.28 to Form 20-F (No. 000-25955) filed March 31, 2004).
10.19	Form of Subscription Agreement dated as of April 30, 2004, between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) filed May 10, 2004).

10.20	Form of Registration Rights Agreement dated as of April 30, 2004, among the Company and certain investors. (Incorporated by reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.21	9 1/2% Senior Subordinated Notes Registration Rights Agreement dated April 30, 2004. (Incorporated by reference to Exhibit 10.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.22	Amended and Restated Credit Agreement dated as of April 30, 2004, among Capital Environmental Resource Inc., Waste Services, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, CIBC World Markets Corp., as Syndication Agent, Bank of America, N.A., as Documentation Agent, Canadian Imperial Bank of Commerce, as Canadian Agent, and Lehman Commercial Paper Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.23	Amended and Restated Stock Purchase Agreement dated as of March 11, 2004, by and among Waste Services, Inc., certain affiliates of Waste Services, Inc., Capital Environmental Resource Inc., Florida Recycling Services, Inc. and certain affiliates thereof. (Incorporated by reference to Exhibit 10.5 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.24	Employment Agreement dated January 5, 2004, between the Company and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).
10.25	Employment Agreement dated as of February 23, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Mark A. Pytosh. (Incorporated by reference to Exhibit 10.2 to Form 10-Q (No. 000-25955), filed May 17, 2004).
14.1	Code of Ethics.
16.1	Letter from PricewaterhouseCoopers LLP, Toronto, Canada, dated June 8, 2004.
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 8.1 to Form 20-F (No. 000-25955) filed March 31, 2004).
23.1	Consent of Independent Auditors BDO Dunwoody LLP.
23.2	Consent of Independent Auditors PricewaterhouseCoopers LLP.
31.1	Certification of Chairman pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Ronald L. Rubin, Chief Financial Officer.
32.1	Certification of Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.

      (b) Reports On Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL ENVIRONMENTAL RESOURCE INC.

/s/DAVID SUTHERLAND-YOEST

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer and Director

June 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and in the dates indicated.

Signature	Title	Date

/s/ DAVID SUTHERLAND-YOEST David Sutherland-Yoest	Chairman of the Board, Chief Executive Officer Director	June 8, 2004

/s/ RONALD L. RUBIN Ronald L. Rubin	Executive Vice President and Chief Financial Officer	June 8, 2004

/s/ BRIAN A. GOEBEL Brian A. Goebel	Vice President, Corporate Controller and Chief Accounting Officer	June 8, 2004

/s/ GARY W. DEGROOTE Gary W. DeGroote	Director	June 8, 2004

/s/ R. JOHN LAWRENCE R. John Lawrence	Director	June 8, 2004

/s/ GEORGE E. MATELICH George E. Matelich	Director	June 8, 2004

/s/ LUCIEN RÉMILLARD Lucien Rémillard	Director	June 8, 2004

/s/ DON A. SANDERS Don A. Sanders	Director	June 8, 2004

/s/ STANLEY A. SUTHERLAND Stanley A. Sutherland	Executive Vice President, Chief Operating Officer Western Canada, Director	June 8, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of

Capital Environmental Resource Inc.

      We have audited the consolidated balance sheet of Capital Environmental Resource Inc. (the “Company”) as at December 31, 2003 and the consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards in Canada and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

BDO DUNWOODY LLP

Chartered Accountants

Toronto, Ontario
March 12, 2004

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph when there is a change in accounting principle that has a material effect on the comparability of the Company’s financial statements, such as the change described in Note 2 to the consolidated financial statements. Although we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), our report to the shareholders dated March 12, 2004 is expressed in accordance with Canadian reporting standards which do not require a reference to such a change in accounting principles in the auditor’s report when the change is properly accounted for and adequately disclosed in the financial statements.

BDO DUNWOODY LLP

Chartered Accountants

Toronto, Ontario
March 12, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of

Capital Environmental Resource Inc.

      We have audited the consolidated balance sheet of Capital Environmental Resource Inc. (the “Company”) and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the years in the two-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards in Canada and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Toronto, Canada
March 20, 2003, except for the effect of the restatement

related to the beneficial conversion feature as described in Note 1 to the financial statements included in the Company’s 2002 Form 20-F/A
(Amendment No. 2), which is as of November 4, 2003

Comments by Auditors for U.S. Readers on Canada-United States Reporting Difference

      In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Company’s financial statements, such as the adoption of SFAS 142 described in Note 2 to the consolidated financial statements. Our report to the stockholders dated March 20, 2003, except for the effect of the restatement related to the beneficial conversion feature as described in Note 1 to the financial statements included in the Company’s 2002 Form 20-F/ A (Amendment No. 2), which is as of November 4, 2003, is expressed in accordance with Canadian reporting standards, which do not require a reference to such a change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants

Toronto, Canada
March 20, 2003, except for the effect of the restatement

related to the beneficial conversion feature as described in Note 1 to the financial statements included in the Company’s 2002 Form 20-F/ A
(Amendment No. 2), which is as of November 4, 2003

CAPITAL ENVIRONMENTAL RESOURCE INC.

CONSOLIDATED BALANCE SHEETS

As of December 31,

	2003	2002

	(In thousands of
	US dollars except share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,062	$1,775
Restricted cash	14,433	—
Accounts receivable (net of allowance for doubtful accounts of $620; 2002 — $350)	26,999	15,264
Prepaid expenses and other assets	27,057	1,661
Deferred income taxes	2,592	—

Total current assets	92,143	18,700
Property and equipment, net	74,521	45,910
Landfill sites, net	117,541	13,084
Deferred income taxes	1,135	1,049
Other assets	22,278	3,683
Goodwill and other intangible assets	163,380	66,596

Total assets	$470,998	$149,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,074	$3,821
Accrued expenses and other liabilities	25,401	13,076
Current portion of long-term debt and short-term financing	172,280	63

Total current liabilities	209,755	16,960
Long-term debt	3,130	50,710
Accrued closure, post-closure and other obligations	8,791	3,535
Cumulative mandatorily redeemable Preferred Shares (net of discount of $13,558)	48,205	—

Total liabilities	269,881	71,205

Commitments and contingencies
Shareholders’ equity
Common Stock, unlimited shares authorized; no par value 68,338,828 shares issued and outstanding (2002 — 35,194,995)	215,395	113,549
Options, warrants and deferred stock-based compensation	25,828	1,897
Accumulated other comprehensive income (loss)	15,952	(3,951)
Accumulated deficit	(56,058)	(33,678)

Total shareholders’ equity	201,117	77,817

Total liabilities and shareholders’ equity	$470,998	$149,022

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31,

Statements of Operations

	2003	2002	2001

	(In thousands of US dollars, except per
	share amounts)
Revenue	$126,750	$98,846	$93,241
Operating and other expenses:
Cost of operations	79,992	61,250	63,140
Selling, general and administrative	35,117	19,470	18,208
Depreciation, depletion and amortization	14,927	10,718	11,276
Goodwill impairment	—	—	3,400
Loss (recovery) related to disposal of US operations	(155)	(718)	4,885
Foreign exchange loss (gain) and other	1,915	(1,441)	1,003

Income (loss) from operations	(5,046)	9,567	(8,671)
Interest expense	18,439	5,727	10,029

Income (loss) before income taxes	(23,485)	3,840	(18,700)
Income tax provision (benefit)	(587)	1,713	968

Net income (loss) before cumulative effect of change in accounting principle	(22,898)	2,127	(19,668)
Cumulative effect of change in accounting principle, net of provision for income taxes of $256.	518	—	—

Net income (loss)	(22,380)	2,127	(19,668)
Deemed dividend on Series 1 Preferred Shares	(54,572)	(14,717)	—

Net loss attributable to Common Shareholders	$(76,952)	$(12,590)	$(19,668)

Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(1.99)	$(0.39)	$(1.60)
Cumulative effect of change in accounting principle	0.01	—	—

Basic and diluted loss per share	$(1.98)	$(0.39)	$(1.60)

Weighted average Common Shares outstanding — basic and diluted (in thousands)	38,782	32,414	12,260

Statements of Comprehensive Income (Loss)

	2003	2002	2001

Net income (loss)	$(22,380)	$2,127	$(19,668)
Other comprehensive income (loss) — foreign currency translation adjustments	19,903	355	(2,032)

Comprehensive income (loss)	$(2,477)	$2,482	$(21,700)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Preferred Stock		Options	Deferred	Comprehensive		Total
					and	Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Warrants	Compensation	(Loss)	Deficit	Equity

	(In thousands of US dollars and share amounts)
Balance at December 31, 2000	7,197	$57,066	—	$—	$—	$—	$(2,274)	$(16,137)	$38,655
Issuance of Common Stock, net of costs	16,500	29,108	—	—	—	—	—	—	29,108
Shortfall payment on Class “B” Special Stock	—	(1,001)	—	—	—	—	—	—	(1,001)
Options granted	—	—	—	—	165	—	—	—	165
Warrants granted	—	—	—	—	1,597	(1,120)	—	—	477
Amortization of deferred stock-based compensation	—	—	—	—	—	209	—	—	209
Foreign currency translation adjustment	—	—	—	—	—	—	(2,032)	—	(2,032)
Net loss	—	—	—	—	—	—	—	(19,668)	(19,668)

Balance at December 31, 2001	23,697	85,173	—	—	1,762	(911)	(4,306)	(35,805)	45,913
Issuance of Series 1 Preferred Stock	—	—	11,321	28,068	—	—	—	—	28,068
Conversion of Series 1 Preferred to Common Stock	11,321	28,068	(11,321)	(28,068)	—	—	—	—	—
Exercise of options and warrants	177	308	—	—	—	—	—	—	308
Additional value of warrants and related stock-based compensation expense	—	—	—	—	690	356	—	—	1,046
Foreign currency translation adjustment	—	—	—	—	—	—	355	—	355
Net income	—	—	—	—	—	—	—	2,127	2,127

Balance at December 31, 2002	35,195	113,549	—	—	2,452	(555)	(3,951)	(33,678)	77,817
Warrants issued in connection with Redeemable Preferred	—	—	—	—	13,774	—	—	—	13,774
Issuance of Series 1 Preferred Stock	—	—	28,146	76,236	7,586	—	—	—	83,822
Issuance of Common Stock	4,850	24,812		—	—	—	—	—	24,812
Issuance of warrants	—	—	—	—	138	—	—	—	138
Conversion of Series 1 Preferred to Common Stock	28,146	76,236	(28,146)	(76,236)	—	—	—	—	—
Exercise of options and warrants	148	798		—	(244)	—	—	—	554
Additional value of warrants and related stock-based compensation expense	—	—	—	—	2,447	230	—	—	2,677
Foreign currency translation adjustment		—	—	—	—	—	19,903	—	19,903
Net loss	—	—	—	—	—	—	—	(22,380)	(22,380)

Balance at December 31, 2003	68,339	$215,395	—	$—	$26,153	$(325)	$15,952	$(56,058)	$201,117

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002	2001

	(In thousands of US dollars)
Cash flows from operating activities:
Net income (loss)	$(22,380)	$2,127	$(19,668)
Adjustments to reconcile net income (loss) to net cash flows from operating activities —
Depreciation and depletion	14,144	10,168	10,583
Amortization of intangible assets	783	550	693
Dividends and accretion on redeemable Preferred Shares and amortization of debt issue costs	13,442	1,855	1,814
Goodwill impairment losses	—	—	3,400
Deferred income taxes	(990)	(464)	687
Provision for (recovery of) losses related to disposal of US operations	(155)	(469)	4,885
Foreign exchange (gain) loss and other	1,915	(1,441)	1,003
Non-cash compensation and settlement costs	2,677	1,046	851
Cumulative effect of change in accounting principle, net of tax	(518)	—	—
Other non-cash items	455	844	321
Changes in operating assets and liabilities (excluding the effects of acquisitions) —
Accounts receivable, net	(1,749)	(1,880)	2,641
Prepaid expenses and other current assets	(5,959)	1,267	281
Accounts payable	3,886	(446)	(512)
Accrued expenses and other current liabilities	3,895	497	(294)

	9,446	13,654	6,685

Cash flows from investing activities:
Net proceeds from sale of US operations	151	249	19,092
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(161,371)	(27,197)	(341)
Deposits for business acquisitions and other	(10,776)	(895)	(1,259)
Capital expenditures	(24,438)	(12,157)	(3,778)
Proceeds from disposal of property and equipment	801	167	478
Loans and advances to employees	—	56	89
Shortfall payment on Class “B” Special Stock	—	—	(1,001)

	(195,633)	(39,777)	13,280

Cash flows from financing activities:
Proceeds from issuance of debt	166,493	57,200	—
Principal repayments on debt	(72,900)	(56,509)	(43,464)
Repayment of capital lease obligations	(1,351)	(1,035)	(1,882)
Proceeds from issuance of Common and Preferred Shares	86,743	30,308	29,108
Proceeds from mandatorily redeemable Preferred Shares	55,000	—	—
Fees paid for financing transactions	(18,967)	(4,555)	(559)
Cash collateral deposits for letters of credit	(9,929)	—	—
Short-term bank indebtedness	—	—	(595)

	205,089	25,409	(17,392)

Effect of exchange rate changes on cash and cash equivalents	385	20	(104)

Increase (decrease) in cash and cash equivalents	19,287	(694)	2,469
Cash and cash equivalents at beginning of the year	1,775	2,469	—

Cash and cash equivalents at end of the year	$21,062	$1,775	$2,469

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of US dollars unless otherwise stated)

1.	Organization of Business and Basis of Presentation

      The consolidated financial statements of Capital Environmental Resource Inc. have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and all figures are presented in thousands of US dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. The consolidated financial statements include the accounts of Capital Environmental Resource Inc. and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. Except as indicated in Note 21, the consolidated financial statements conform, in all material respects, with accounting principles generally accepted in Canada (“Canadian GAAP”). Certain 2002 and 2001 financial statement amounts have been reclassified to conform with the 2003 presentation.

      Capital Environmental Resource Inc. is a multi-regional, integrated solid waste services company that provides collection, transfer, landfill disposal and recycling services to commercial, industrial and residential customers in the United States and Canada. The Company was founded in May 1997 and began operations in June 1997 when it acquired selected solid waste assets and operations in Canada from Canadian Waste Services Inc. and its former parent, USA Waste Services, Inc. From the time of commencing operations, the Company acquired a number of solid waste service operations in Canada and the United States. In the first half of 2001, the Company divested its holdings in the United States. The Company sold its collection operations in the northeastern United States and exited the US market because those US operations were exclusively collection operations, with no related disposal opportunity in those markets. Accordingly, those US operations did not provide any vertical integration opportunities and did not fit within the Company’s corporate strategy.

      In 2003, the Company identified that there were significant opportunities for disposal-based growth in certain geographic markets in the United States which it wished to pursue. Accordingly, the Company re-entered the United States with the acquisition of a landfill in Osceola County, Florida. The Company also completed acquisitions of certain assets in the metropolitan Phoenix, Arizona area and recently acquired certain assets located in Florida from Allied Waste Industries, Inc.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, liabilities for final capping, closure and post-closure obligations, liabilities for potential litigation, and deferred taxes.

      For the three years ended December 31, 2003, the majority of the Company’s operations were domiciled in Canada. As such, the Company’s primary functional currency is the Canadian dollar. However, for each reporting period, the Company translates the results of operations and financial condition into US dollars. Therefore, reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the US dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into US dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into United States dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into US dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in US

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

dollars held by the Canadian operations are re-measured from US dollars into Canadian dollars and then translated into US dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, the Company does not hedge its exposure to changes in foreign exchange rates.

2.	Summary of Significant Accounting Policies

Adoption of New Accounting Standard

      On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 required the Company to change its methodology used to record liabilities related to final capping, closure and post-closure of its landfill operations. Under the provisions of the new statement, the Company recognized, as an asset, the fair value of the liability for an asset retirement obligation. The asset is then depleted, consistently with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Additionally, the Company recognized a liability for the present value of the estimated future asset retirement obligation. The liability will be adjusted for (i) additional liabilities incurred or settled; (ii) accretion of the liability to its future value; and (iii) revisions in the estimated cash flows relative to closure and post-closure costs.

      The following table summarizes the adjustments to net loss attributable to Common Shareholders and basic and diluted loss per share for the years ended December 31, 2002, and 2001, as if SFAS No. 143 were effective beginning in 2001:

	2002	2001

Net loss attributable to Common Shareholders as reported	$(12,590)	$(19,668)
SFAS No. 143 adjustment	(245)	(14)

Adjusted net loss attributable to Common Shareholders	$(12,835)	$(19,682)

Basic and diluted loss per share — as reported	$(0.39)	$(1.60)
SFAS No. 143 adjustment	(0.01)	—

Adjusted basic and diluted loss per share	$(0.40)	$(1.60)

      The following table summarizes the balance sheet impact of adopting SFAS No. 143:

	Balance as of	SFAS No. 143	Balance as of
	December 31, 2002	Adjustment	January 1, 2003

Landfill sites	$16,788	$4,361	$21,149
Accumulated depletion	(3,704)	(704)	(4,408)

Landfill sites, net	$13,084	$3,657	$16,741

Accrued closure and post-closure Obligations	$1,925	$2,883	$4,808

Deferred income tax asset (liability)	$1,049	$(256)	$793

Business Combinations and Acquisitions

      The Company allocates the purchase price of an acquired business, on a preliminary basis, to the identified assets acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until the Company has obtained all required information to complete its allocation. Although the time required to

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. The value of shares issued in connection with an acquisition is based upon the average market price of the Company’s Common Stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced.

Cash and Cash Equivalents and Restricted Cash

      Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less. As of December 31, 2003, restricted cash of $14.4 million represents funds held in escrow to finance the acquisition of certain assets from Allied Waste Industries, Inc. or Allied (See Note 3).

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents only with high credit quality financial institutions. The Company’s customers are diversified as to both geographic and industry concentrations. Therefore, the Company’s trade accounts receivable are not subject to a concentration of credit risk.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts based on the expected collectibility. The Company performs credit evaluations of its significant customers and establishes an allowance for doubtful accounts based on the aging of its receivables, payment performance factors, historical trends, and other information. In general, the Company reserves a portion of those receivables that are outstanding more than 90 days and 100% of those outstanding over 120 days. The Company evaluates and revises its reserve on a monthly basis based upon a review of specific accounts outstanding and the Company’s history of uncollectible accounts. Credit losses have been within management’s expectations.

      The changes to the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Balance at beginning of the year	$350	$507	$319
Acquisitions	243	148	—
Provisions	229	425	679
Impact of foreign exchange fluctuations	73	3	(13)
Bad debts charged to reserves, net of recoveries	(275)	(733)	(478)

Balance at end of the year	$620	$350	$507

Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation. Improvements or betterments, which extend the life of an asset, are capitalized. Expenditures for maintenance and repair

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

costs are expensed as incurred. Gains and losses resulting from property and equipment retirements or disposals are credited or charged to cost of operations in the year of disposal. Depreciation is computed over the estimated useful lives using the straight-line method as follows:

Buildings	10 to 25 years
Vehicles	10 years
Containers, compactors, landfill, and recycling equipment	5 to 12 years
Furniture, fixtures and other office equipment	3 to 5 years
Leasehold improvements	term of lease

Long-Lived Assets

      The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment, or other long-lived assets, should be evaluated for possible impairment. Instances that may lead to an impairment include: (i) a significant decrease in the market price of a long-lived asset group; (ii) a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group; (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or (vi) a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

      The Company uses an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. The Company measures impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). The Company primarily employs two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

Landfill Sites

      Landfill sites are recorded at cost. Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, liners and site berms, leachate manage facilities and other costs associated with environmental equipment and structures.

      Costs related to acquiring land, excluding the estimated residual value of un-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

      Capitalized landfill costs may also include an allocation of the purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

determined based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets the Company’s expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus probable expansion airspace to total available airspace. Landfill sites are amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

      The Company assesses the carrying value of its landfill sites in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets”. These provisions, as well as possible instances that may lead to impairment, are addressed in the Long-Lived Assets discussion. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

      The Company has identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows: (i) obtaining approval from local authorities; (ii) submitting a permit application to State or Provincial authorities; and (iii) obtaining permit approval from state or provincial authorities.

      Before expansion airspace is included in the Company’s calculation of total available disposal capacity, the following criteria must be met: (i) the land associated with the expansion airspace is either owned by the Company or is controlled by the Company pursuant to an option agreement; (ii) the Company is committed to supporting the expansion project financially and with appropriate resources; (iii) there are no identified fatal flaws or impediments associated with the project, including political impediments; (iv) progress is being made on the project; (v) the expansion is attainable within a reasonable time frame; and (vi) based upon senior management’s review of the status of the permit process to date, the Company believes it is likely the expansion permit will be received within the next five years. Upon meeting the Company’s expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

      Once expansion airspace meets the Company’s criteria for inclusion in the Company’s calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly.

Goodwill and Other Intangible Assets

      The Company accounts for its goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In general, goodwill is tested for impairment on an annual basis. In testing for impairment, the Company uses the two-step impairment test prescribed by SFAS No. 142. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, the Company may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

unit had just been acquired and the purchase price were being initially allocated. If the implied fair value is less than the carrying value, an impairment charge is recorded to earnings.

      In addition, the Company evaluates a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; or (iv) the testing for recoverability under SFAS No. 144 of a significant asset group within the reporting unit. The Company incurred no impairment of goodwill upon its initial adoption of SFAS No. 142, on January 1, 2002, or as a result of its annual goodwill impairment test. During 2001, prior to the adoption of SFAS No. 142 and as part of management’s periodic review of goodwill, the Company determined that the related goodwill at two locations was impaired and accordingly, as of December 31, 2001, recognized an impairment loss of $3.4 million.

      Amortization of goodwill for the year ended December 31, 2001, was $1.8 million. Had the non-amortization provisions of SFAS No. 142 been applied retroactively, the Company’s net loss and basic and diluted loss per share for the year ended December 31, 2001, would have been $17.9 million and $1.46, respectively.

      Other intangible assets primarily include customer relationships and contracts and covenants not-to-compete. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over the expected benefit to be received by such intangibles. The Company periodically evaluates the carrying value and remaining estimated useful life of its other intangible assets subject to amortization in accordance with the provisions of SFAS No. 144.

Other Non-Current Assets

      Acquisition deposits and deferred acquisition costs include capitalized incremental direct costs associated with proposed business combinations that are currently being negotiated. These costs remain deferred until the Company ceases to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged currently in operations. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. Indirect and internal costs, including executive salaries, overhead and travel costs related to acquisitions, are expensed as incurred. Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should the Company repay an obligation earlier then its contractual maturity, any remaining deferred financing costs are charged to operations.

Fair Value of Financial Instruments

      The book values of the cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The Company’s long-term debt and redeemable Preferred Stock that are outstanding as at December 31, 2003, have carrying values that approximate their respective fair values based on the current rate offered to the Company for instruments with similar market risk and maturities.

Environmental Costs

      The Company accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value.

Accrued Closure and Post-Closure Obligations

      Accrued closure and post-closure costs represent an estimate of the current value of the future obligations associated with closure and post-closure monitoring of non-hazardous solid waste landfills. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance consider site inspection, groundwater monitoring, leachate management, methane gas management and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas management costs, are also incurred during the operating life of the site in accordance with the landfill operating requirements. Site specific closure and post — closure engineering cost estimates are prepared annually. The impact of changes in estimates is accounted for on a prospective basis.

      Landfill closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.0% and discounting the inflated total to its present value using an 8.5% credit-adjusted risk-free discount rate. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill.

Revenue Recognition

      The Company recognizes revenue when services, such as providing hauling services and accepting waste at the Company’s disposal facilities, are rendered. Amounts billed to customers, prior to providing the related services, are reflected as deferred revenue and reported as revenues in the period in which the services are rendered.

Royalty Arrangements

      It is customary in the waste industry for landfill acquisition agreements to include royalty arrangements. Amounts paid under these royalty arrangements are charged to operations based upon a systematic and rational allocation of the royalty over the period in which the royalty is incurred.

Advertising Costs

      The Company expenses advertising costs as they are incurred. Advertising expense for the year ended December 31, 2003, was $0.5 million (2002 — $0.3 million; 2001 — $0.2 million), which is included in selling, general and administrative expense on the accompanying Statements of Operations.

Stock-Based Compensation Plans

      The Company has stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such pro forma information, determined as if the Company had accounted for its

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

	2003	2002	2001

Net loss attributable to Common Shareholders as Reported	$(76,952)	$(12,590)	$(19,668)
Less: stock-based employee compensation expense pursuant to SFAS No. 123, net of tax	(3,483)	(1,632)	(983)

Pro forma net loss available to Common Shareholders	$(80,435)	$(14,222)	$(20,651)

Basic and diluted net loss per share:
As reported	$(1.98)	$(0.39)	$(1.60)

Pro forma	$(2.07)	$(0.44)	$(1.68)

      The fair value of options granted up to December 31, 2003, was estimated using the Black-Scholes option pricing model using the following assumptions:

	2003	2002	2001

Annual dividend yield	—	—	—
Weighted-average expected lives (years)	3 years	3 years	3 years
Risk-free interest rate	3.05% - 3.47%	3.46% - 4.62%	3.79% - 4.96%
Volatility	72%	72%	72%

      The weighted-average grant-date fair value of options granted was $2.42 for the year ended December 31, 2003 (2002 — $2.68; 2001 — $2.46).

      Compensation expense recognized for stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, expired or forfeited.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to that extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

Net Income (Loss) Per Share Information

      Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of Common Shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding during the year plus the dilutive effect of Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of the Convertible Series 1 Preferred Shares using the if-converted method. Contingently issuable shares are included in the computation of basic earnings

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

(loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to Common Shareholders for the years ended December 31, 2003, 2002 and 2001, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Pronouncements

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has adopted the provisions of SFAS No. 150 and as a result, has classified the mandatorily redeemable Preferred Shares as a liability.

      In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004, must be accounted under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003, and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

3.	Business Combinations, Significant Asset Acquisitions and Disposals of Businesses

Business Combinations and Significant Asset Acquisitions

2003 Acquisitions

      In May 2003, the Company acquired the JED Landfill, a newly permitted landfill in central Florida for $68.1 million in cash, assumed liabilities of $6.2 million and the issuance of 2,050,000 Common Shares valued at approximately $9.7 million. The landfill site, which began commercial operations in January 2004, is a 2,200 acre municipal solid waste landfill with an initial permitted capacity of 24 million cubic yards. The Company plans to pursue a vertical expansion that would increase the JED Landfill permitted

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

capacity by approximately 18.0 million cubic yards. In addition, the Company issued 1,200,000 Common Shares valued at approximately $4.8 million in consideration for transaction related services provided to the Company in connection with the acquisition. The purchase was completed by the Company’s US incorporated subsidiary, Waste Services, Inc., or WSI. Fair value of the shares issued for transaction related services rendered in connection with the acquisition were valued on the date of issuance of the Common Shares.

      In July 2003, the Company purchased Cactus Waste Systems, LLC, or Cactus Waste, for $0.6 million in cash and a $1.2 million option, which was exercised in September 2003, to purchase an 800 acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. The Company expects the Cactus Waste landfill site, which will serve the greater Phoenix and Tucson, Arizona markets, to have a permitted capacity of 224 million cubic yards. Additionally, the Company is developing a fully permitted transfer station in Mesa, Arizona. Upon receipt of all permits and authorizations for the operation of the landfill, which we expect to occur in the second quarter of 2004, the Company will issue 1,250,000 Common Shares or $3.0 million to the sellers of Cactus Waste, at their option. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. The amounts paid or the value of the Common Shares to be issued on the date the contingency is resolved, will be capitalized as a cost of the landfill and depleted over its remaining useful life. Additionally, the Company entered into a royalty agreement whereby it will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Cactus Waste Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill. The Company currently expects to complete construction and open the landfill and transfer station in the second half of 2004.

      In November 2003, the Company entered into an agreement to acquire from Allied, the assets of Allied’s northern and central Florida operations for a purchase price of approximately $120.0 million plus working capital. The primary markets currently serviced by the operations are in Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, the Company completed the first phase of the Allied acquisition, which included the assets for which all required transfer consents and approvals had been obtained. The cash purchase price for the first phase of the acquisition was approximately $81.1 million. Additional phases of the acquisition totaling approximately $11.3 million have been completed through February 15, 2004. The Company expects to obtain the remaining consents and approvals necessary to complete the remainder of the Allied acquisition by the end of the second quarter of 2004.

      The Company also acquired the assets of five other collection businesses during the year ended December 31, 2003 for aggregate cash consideration of approximately $11.6 million plus the issuance of 600,000 Common Shares valued at approximately $3.9 million. Concurrent with the issuance of the 600,000 Common Shares, the Company entered into a reimbursement agreement whereby for a period of one year after the first anniversary of the closing date the Company will reimburse the seller for the loss on sale of shares below $4.75 per share.

2002 Acquisitions

      In February 2002, the Company purchased Ottawa, Ontario-based Waste Services Inc., or Waste Services Ottawa, a landfill and collection business, for approximately $25.5 million. Waste Services Ottawa consists of two solid waste collection companies and one landfill, operating in the Ottawa and Brockville area of southeastern Ontario. The Company also purchased five other solid waste collection companies, primarily in Western Canada, during 2002 for cash consideration aggregating approximately $4.3 million. The Company incurred acquisition costs of approximately $0.8 million in connection with these acquisitions.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      The operating results of the acquired businesses are included in the consolidated statements of operations from the dates of the acquisition. The assets acquired and liabilities assumed were accounted for by the purchase method of accounting.

      Details of the net assets acquired and cash used in asset and business acquisitions are as follows:

	2003

	JED				Total
	Landfill	Allied(1)	Other(1)	Total	2002

Purchase Price:
Cash	$68,090	$81,107	$12,174	$161,371	$30,607
Common stock issued	14,506	—	3,876	18,382	—

Total purchase price	$82,596	$81,107	$16,050	$179,753	$30,607

Allocated as follows:
Working capital (deficit) assumed:
Cash and cash equivalents	$—	$—	$—	$—	$1,184
Accounts receivable	—	5,083	1,593	6,676	1,371
Prepaid expenses and other assets	—	279	45	324	74
Accounts payable	—	—	(976)	(976)	(822)
Accrued expenses and other liabilities	(1,814)	(3,869)	(1,247)	(6,930)	(463)

Net working capital (deficit)	(1,814)	1,493	(585)	(906)	1,344
Property, equipment and landfill sites	88,839	9,754	4,531	103,124	18,041
Deferred tax asset	—	—	—	—	578
Long-term debt assumed	(4,429)	—	—	(4,429)	—
Accrued closures, post-closure and other obligations assumed	—	(1,483)	—	(1,483)	(896)

Net book value of assets acquired/(liabilities) assumed	82,596	9,764	3,946	96,306	19,067

Excess purchase price to be allocated	$—	$71,343	$12,104	$83,447	$11,540

Allocated as follows:
Goodwill	$—	$56,034	$10,605	$66,639	$9,348
Customer relationships and contracts	—	14,490	995	15,485	1,927
Non-competition agreements	—	819	504	1,323	265

Total allocated	$—	$71,343	$12,104	$83,447	$11,540

(1)	Currently, these purchase price allocations are preliminary and may be subject to change.

      The Company believes the primary value of an acquisition is the opportunities made available by vertically integrating operations within a certain geographic market.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      The following unaudited condensed pro forma consolidated statement of operations data shows the results of the Company’s operations for the years ended December 31, 2003 and 2002 as if Allied and other 2003 business combinations had occurred at the beginning of the years presented:

	2003	2002

Statement of operations data (unaudited):
Revenue	$186,822	$165,583
Net loss attributable to Common Shareholders	(76,115)	(8,963)
Basic and diluted net loss per Common Share	$(1.93)	$(0.27)
Pro forma weighted average number of shares (in thousands):
Basic and diluted	39,382	33,014

      These unaudited condensed pro forma consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods or the results of future operations of the Company. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

Disposal of US Operations

      On April 2, 2001, the Company entered into an agreement with Waste Management Inc. for the sale of a substantial majority of its assets used in connection with its operations in Rochester and Syracuse, New York and Williamsport, Pennsylvania, for a total sale price of approximately $20.6 million. The net cash proceeds (after taking into account a holdback of approximately $1.0 million at December 31, 2001, plus transaction and other related costs) from the transaction amounted to approximately $18.1 million. In June 2001, the Company entered into agreements to sell the remaining assets then used in connection with its operations in the US for a combined sales price of approximately $1.5 million. The net cash proceeds (after taking into account transaction and other related costs) from these transactions were approximately $1.0 million. The overall loss on disposition of the operations in the US recorded in 2001 was approximately $4.9 million. During 2003, the Company received recoveries of approximately $0.2 million (2002 — $0.7 million) in connection with the disposal of its US operations.

4.	Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets consist of the following as of December 31, 2003 and 2002:

	2003	2002

Prepaid expenses	$6,623	$1,155
Cash collateral deposits for letters of credit	9,929	—
Debt issue costs related to the 364-day senior secured credit facility	8,829	—
Other current assets	1,676	506

Total	$27,057	$1,661

      The debt issue costs related to the Company’s 364-day senior secured credit facility will be amortized during 2004 over the term of the facility.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

5.	Property and Equipment

      Property and equipment consist of the following as of December 31, 2003 and 2002:

	2003	2002

Land and buildings	$6,132	$2,768
Vehicles	62,182	39,735
Containers, compactors, landfill and recycling equipment	39,902	25,520
Furniture, fixtures, other office equipment and leasehold improvements	5,927	3,725

Total property and equipment	114,143	71,748
Less: Accumulated depreciation	(39,622)	(25,838)

Property and equipment, net	$74,521	$45,910

      Included in property and equipment at December 31, 2003, are vehicles held under capital leases with a cost of $5.7 million (2002 — $5.9 million) and accumulated depreciation of $1.9 million (2002 — $1.8 million). In 2001, the Company recognized as a component of depreciation, depletion and amortization an impairment charge of approximately $2.0 million.

6.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

      Landfill sites consist of the following as of December 31, 2003 and 2002:

	2003	2002

Landfill sites	$128,044	$16,788
Accumulated depletion	(10,503)	(3,704)

Landfill sites, net	$117,541	$13,084

      On an annual basis, the Company updates the development cost estimates, closure and post-closure and future capacity estimates for its landfills. Future capacity estimates are updated using surveys to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior management on an annual basis.

      The change in landfill sites for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Balance at beginning of the year	$13,084	$3,768	$4,239
Acquisitions	90,094	11,936	—
Additional site costs	12,268	368	11
Depletion	(4,789)	(3,124)	(238)
Effect of foreign exchange translation	3,227	136	(244)
SFAS No. 143 adjustment	3,657	—	—

Balance at end of the year	$117,541	$13,084	$3,768

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

Accrued Closure, Post-Closure and Other Obligations

      Accrued closure, post-closure and other obligations consist of the following as of December 31, 2003 and 2002:

	2003	2002

Accrued closure and post-closure obligations	$7,737	$1,925
Capital lease obligations	911	1,610
Other obligations	143	—

	$8,791	$3,535

      Accrued closure and post-closure obligations include the costs associated with obligations for closure and post-closure of the Company’s landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations are as follows:

	2003	2002	2001

Balance at beginning of the year	$1,925	$170	$121
Acquisitions	1,483	896	—
Expense	455	856	57
Impact of foreign exchange fluctuations	991	3	(8)
SFAS No. 143 adjustment	2,883	—	—

Balance at end of the year	$7,737	$1,925	$170

      The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for the Company’s permitted sites as of December 31, 2003 are as follows:

Amount

2004	$371
2005	40
2006	192
2007	622
2008	705
Thereafter	16,944

Total	$18,874

      The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

7.	Other Assets

      Other assets consisted of the following as of December 31, 2003 and 2002:

	2003	2002

Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $496 ($400 — 2002)	$2,096	$2,108
Acquisition deposits and deferred acquisition costs	20,182	1,575

Total other assets	$22,278	$3,683

8.	Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following as of December 31, 2003 and 2002:

	2003	2002

Other intangible assets subject to amortization:
Customer relationships and contracts	$17,909	$1,928
Non-competition agreements and other	2,653	1,031

	20,562	2,959
Less: Accumulated amortization
Customer relationships and contracts	(837)	(266)
Non-competition agreements and other	(889)	(462)

Other intangible assets subject to amortization, net	18,836	2,231
Goodwill	144,544	64,365

Total goodwill and other intangible assets	$163,380	$66,596

      The changes in goodwill for the years ended December 31, 2003 and 2002 are as follows:

	2003

	Canada	US	Total	2002

Balance at beginning of the year	$64,365	$—	$64,365	$54,489
Acquisitions	817	65,822	66,639	9,348
Effect of foreign exchange translation	13,989	—	13,989	528
Other adjustments related to prior year acquisitions	(449)	—	(449)	—

Balance at end of the year	$78,722	$65,822	$144,544	$64,365

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      Amortization expense of other intangible assets for the year ended December 31, 2003, was $0.8 million (2002 — $0.6 million; 2001 — $0.7 million). Estimated future amortization of other intangible assets based on balances existing at December 31, 2003, is as follows:

Amount

2004	$2,923
2005	2,649
2006	2,450
2007	1,841
2008	1,405
Thereafter	7,568

Total	$18,836

      As of December 31, 2003, the weighted average amortization period for other intangible assets is as follows:

Customer relationships and contracts	13.6 years
Non-competition agreements and other	4.2 years

9.	Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following as of December 31, 2003 and 2002:

	2003	2002

Accrued compensation, benefits and subcontractor costs	$5,665	$1,992
Accrued waste disposal costs	2,631	2,243
Accrued acquisition costs	1,804	1,064
Accrued insurance	3,383	—
Current portion of capital lease obligations	1,128	1,262
Deferred revenue	5,834	1,304
Other accrued expenses and liabilities	4,956	5,211

Total accrued expenses and other current liabilities	$25,401	$13,076

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

10.	Debt

      Debt consists of the following as of December 31, 2003 and 2002:

	2003	2002

364-day senior secured credit facility, interest at 9.0% per annum, due December 29, 2004	$172,125	$—
Senior Credit Facility (repaid in full on December 31, 2003)	—	50,710
Other subordinated promissory notes payable, interest at 6.67%, due June 2018 as of December 31, 2003	3,285	63

	175,410	50,773
Less: current portion	(172,280)	(63)

Total long-term portion	$3,130	$50,710

364-day senior secured credit facility

      On December 31, 2003, the Company’s US subsidiary, WSI, entered into a $220.0 million 364-day senior secured credit facility comprised of a $195.0 million term loan and a $25.0 million revolving credit facility, which is secured by substantially all of the current and future acquired assets of the Company. Initial borrowings under the 364-day facility were used to finance the acquisition of certain assets of Allied and to repay the Company’s prior senior credit facility in full. The 364-day facility bears interest at 9.0% per annum and has an initial term of 364 days with an extension option. If the option is exercised, the term of the 364-day facility would extend to July 2005 at a rate of 11.0% per annum. The 364-day facility contains certain financial and other covenants that restrict the Company’s ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. The financial covenants primarily relate to: (i) a maximum leverage ratio; (ii) a minimum interest coverage ratio; and (iii) a minimum EBITDA, as defined in the agreement governing the 364-day facility. The Company incurred $8.8 million of issue costs directly related to the facility, which were capitalized and will be amortized over the 364-day term of the facility. As of December 31, 2003, the $25.0 million revolving credit facility was undrawn.

      The aggregate annual principal repayments required in respect to debt as of December 31, 2003 are as follows:

Amount

2003	$172,280
2004	166
2005	177
2006	189
2007	203
Thereafter	2,395

Total	$175,410

Senior Credit Facility (repaid in full on December 31, 2003)

      In June 2002, the Company completed a refinancing of its former senior debt facility and entered into a new Senior Secured Credit Facility, or Senior Credit Facility, with a syndicate of financial institutions. The Senior Credit Facility was a revolving credit facility denominated in Canadian dollars and provided for

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

borrowings of up to the lesser of $76.5 million or C$116.0 million. The Senior Credit Facility was collateralized by a first priority security interest in substantially all of the current and future acquired assets of the Company. The Senior Credit Facility contained certain financial and other covenants that restricted the Company’s ability to, among other things, make capital expenditures, pay dividends, repurchase shares and make certain acquisitions. Interest rates were based on current market rates plus a fixed margin based on the form of borrowing (Canadian Eurodollar or Prime). The fixed margins ranged from 2.75% to 3.75% per annum for Canadian Eurodollar rate loans and 1.25% to 2.25% per annum for prime rate loans. Within the ranges, the fixed margin was determined based on the Company’s leverage ratio. The interest rate on the Senior Credit Facility, prior to its repayment, was 5.75% per annum compared to 6.06% per annum as of December 31, 2002. The weighted average rate of interest on all Senior debt for the year ended December 31, 2002 was 6.8% (2001 — 9.5%).

      In May 2003, the Company amended its Senior Credit Facility to authorize the completion of the acquisition of the JED Landfill, to increase the Company’s authorized capital expenditures in connection with certain new municipal service contracts awarded to the Company and to exclude up to $12.0 million in capital expenditures incurred in connection with the acquisition of the JED Landfill or the development of the JED Landfill site from the capital expenditure cap imposed by the Senior Credit Facility. In November 2003, the Company amended its Senior Credit Facility to allow for: (i) the acquisition of certain assets of Allied; (ii) subordinated debt of up to $110.0 million to complete the Allied acquisitions; and (iii) increased lending commitments of up to the lesser of $88.0 million or C$131.0 million.

11.	Cumulative Mandatorily Redeemable Preferred Shares

      In May 2003, WSI issued 55,000 shares of redeemable Preferred Stock, or the WSI Preferred Stock to Kelso Investment Associates VI, L.P. and KEP VI, LLC, or collectively, Kelso, pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, or the WSI Subscription Agreement, at a price of $1,000 per share. WSI also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of WSI for $3.00 per share. The warrants are exercisable at any time following the completion of a reorganization pursuant to the Ontario Business Corporations Act by which Capital Environmental Resource, Inc. will become an indirect wholly owned subsidiary of WSI, which the Company refers to as the Migration. The issuance of the WSI Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of WSI Preferred stock are non-voting. The WSI Preferred Stock entitles the holders to a liquidation preference of $1,000 per share and a cumulative cash dividend of 17.75% per annum (compounding and accruing quarterly in arrears). The liquidation preference approximated $61.8 million as of December 31, 2003. As the Company is not permitted to declare and pay cash dividends pursuant to the terms of the 364-day facility, the dividend payments will accrue. The WSI Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, the Company may redeem all or any part of the WSI Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the WSI Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If the Company does not exercise the option to redeem all of the WSI Preferred Stock by May 6, 2009, Kelso may require WSI to initiate a sale of WSI or its assets on terms acceptable to its board of directors consistent with the exercise by the board members of their fiduciary obligations.

      Additionally, Kelso, as the holder of the WSI Preferred Stock, has the exclusive right to elect two directors of WSI so long as 25,000 or more WSI Preferred Stock are outstanding or one director so long as there are 5,000 or more WSI Preferred Stock outstanding. Certain actions of WSI and its affiliates, including incurring certain indebtedness, also require the prior approval of the holders of a majority of the WSI Preferred Stock. All of these covenants and restrictions could limit the manner in which the

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

Company conducts its operations and could adversely affect its ability to raise additional capital. Any failure by the Company to comply with these covenants and restrictions will, unless waived by Kelso, result in an immediate obligation to redeem all of the then outstanding WSI Preferred Stock. If such events occurred, the Company would be required to refinance WSI or obtain capital from other sources, including sales of additional debt or equity or the sale of assets, in order to meet its redemption obligations.

      Under the terms of the WSI Subscription Agreement, as amended, if the Company does not complete the Migration by June 30, 2004, the dividend payable on the WSI Preferred Stock issued to Kelso will increase by 1% per annum, from 17.75%, for every month that the Migration is delayed, up to a maximum increase of an additional 12% per annum. The Company may also be required to issue to Kelso an additional 250,000 warrants per month for each month that the Migration is delayed after June 30, 2004, up to an additional 6,000,000 warrants to purchase WSI common stock, at an exercise price of $0.01 per share. The increase in the dividend payable on the WSI Preferred Stock issued to Kelso would increase the amount to be paid to Kelso on the redemption of the WSI Preferred Stock and would have a material adverse effect on the Company’s financial condition. By the terms of the agreement, as amended, if the Migration is not completed at all, Kelso may also require the Company to exchange the existing 7,150,000 warrants to purchase common stock of WSI, and any of the additional warrants for common stock of WSI issued as a result of our completing the Migration after June 30, 2004, for warrants to purchase the Company’s Common Shares.

      The Company adopted SFAS No. 150 and accordingly classified the WSI Preferred Stock as a liability. The Company also allocated the relative fair value of the proceeds to the WSI Preferred Stock and warrants. The 7,150,000 warrants have an allocated value on the date of issue of approximately $14.8 million. The value allocated to the warrants was treated as a component of equity, with an offsetting amount treated as a discount which will accrete to interest expense using the effective interest method over the life of the WSI Preferred Stock to the earliest redemption date of May 6, 2006.

12.	Commitments and Contingencies

Leases

      The following is a schedule of future minimum lease payments as of December 31, 2003:

	Operating	Capital
	Leases	Leases	Total

2004	$2,564	$1,243	$3,807
2005	1,882	585	2,467
2006	1,392	431	1,823
2007	1,306	—	1,306
2008	1,107	—	1,107
Thereafter	5,867	—	5,867

	$14,118	2,259	$16,377

Less: amount representing interest		(220)

		2,039
Less: current portion of capital lease obligations		(1,128)

Long-term capital lease obligations		$911

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      The Company has entered into operating lease agreements, primarily consisting of leases for the Company’s various facilities. Total rent expense, under operating leases charged to operations, was approximately $2.2 million for the year ended December 31, 2003 (2002 — $1.8 million; 2001 — $1.9 million). The Company leases certain heavy equipment and hauling vehicles under capital lease agreements. The assets related to these leases have been capitalized and are included in property and equipment.

      Separately, as of December 31, 2003 the Company had commitments for certain construction projects of approximately $4.4 million.

Surety Bonds and Letters of Credit

      Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2003, the Company had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $19.6 million (2002 — $17.1 million) to collateralize its obligations. The Company expects that as a result of acquiring the northern and central Florida assets of Allied, we will need to obtain additional performance or surety bonds of approximately $9.4 million.

Environmental Risks

      The Company is subject to liability for environmental damage that its solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the acquisition of such facilities by the Company. Pollutants or hazardous substances whose transportation, treatment or disposal was arranged by the Company or its predecessors, may also subject the Company to liability for any off-site environmental contamination caused by these pollutants or hazardous substances.

      Any substantial liability for environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. As of the date of these consolidated financial statements, the Company estimates the range of reasonably possible loss related to environmental matters to be insignificant and is not aware of any such environmental liabilities that would be material to the Company’s operations or financial condition.

Disposal Agreement

      On November 22, 2002, the Company entered into a Put or Pay Disposal Agreement, or the Disposal Agreement, with RCI Environnement Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc., collectively the RCI Companies, and Intersan Inc., or Intersan, a subsidiary of Canadian Waste Services Inc., pursuant to which the Company, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the next 5 years, 850,000 metric tonnes of waste per year, and for the next 2 years after the expiration of the first 5 year term, 710,000 metric tonnes of waste per year at a fixed disposal rate set out in the Disposal Agreement. If the Company and the RCI Companies fail to deliver the required tonnage, they are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site the Company is also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. The Company’s obligations to Intersan are secured by a letter of credit for C$4.0 million. The Company does not anticipate material future payments under the Disposal Agreement and accordingly, has not provided

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

for a liability pursuant to this agreement as of December 31, 2003, or 2002. The companies within the RCI Group are controlled by a director of the Company and/or individuals related to that director.

      Concurrently with the Disposal Agreement, the Company entered into a three-year agreement with Canadian Waste Services, Inc. to allow the Company to deliver up to 75,000 tons in year one and up to 100,000 tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton.

Collective Bargaining Agreements

      As of December 31, 2003, approximately 37% of the Company’s employees were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

Legal Proceedings

      In the normal course of the Company’s business and as a result of the extensive governmental regulation of the solid waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, provincial, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke or deny renewal of an operating permit or license held by it. From time to time, the Company may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of transfer stations and landfills or alleging environmental damage or violations of the permits and licenses pursuant to which it operates.

      In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business.

      On December 18, 2002, Canadian Waste Services Inc., or Canadian Waste, a competitor of the Company, commenced an action against the Company and one of the Company’s employees who was previously employed by Canadian Waste. The action alleges breach of the employment contract between the employee and Canadian Waste, and breach of fiduciary duties. The action also alleges that the Company participated in those alleged breaches. The action seeks damages from the Company and its employee for the alleged breach of contract and fiduciary duties in the amount of approximately C$14.5 million, as amended in December 2003, and an injunction enjoining the employee from acting contrary to the alleged terms of his employment contract and fiduciary duties.

      On February 7, 2003, Canadian Waste commenced an action against the Company alleging breach of a landfill tipping agreement entered into by the Company and Canadian Waste. The action alleges that the Company breached the Agreement by not paying certain amounts invoiced to the Company by Canadian Waste, relating to increased costs of Canadian Waste in operating the Ryley Landfill. Canadian Waste seeks damages in the amount of approximately C$1.3 million. The landfill tipping agreement contains an arbitration clause that forecloses court action and requires arbitration with respect to certain disputes.

      The Company intends to vigorously defend these actions both with respect to liability and damages. No provision has been made in these financial statements for the above matters. The Company does not believe that the reasonably possible losses in respect of all or any of these matters would have a material adverse impact on the Company’s business, financial condition, results of operations or cash flows.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

13.     Capital Stock

Series 1 Preferred Shares

      During 2003 and 2002, the Company completed several private offerings of its Series 1 Preferred Shares, which were converted to Common Shares. The Series 1 Preferred Shares were non-voting and were not entitled to receive any dividends declared by the Company. The following table sets forth the varied tranches of Series 1 Preferred Shares issued during 2003 (amounts in thousands except share and per share amounts):

	Series 1	Price Per	Gross	Net	Warrants	Warrant Exercise
Period	Preferred Shares	Share	Proceeds	Proceeds	Issued	Price Per Share

March — June	10,241,666	$3.00	$30,725	$28,925	2,048,333	$3.00
June(a)	5,000,000	$3.00	15,000	14,100	1,000,000	$3.00
July(b)	4,154,667	$3.00	12,464	11,600	830,933	$3.00
September(b)	8,750,000	$3.20	28,000	27,877	1,575,000	$3.20

	28,146,333		$86,189	$82,502 (c)	5,454,266

(a)	The proceeds from this issue were received and recorded as of June 25, 2003; the shares were issued July 8, 2003.

(b)	A shareholder and certain of the Company’s officers and directors and/or their affiliates, purchased 1,762,500 Series 1 Preferred Shares in these private placement transactions.

(c)	Separately, the Company recorded a tax asset of $1.3 million for the deductible portion of the fees paid.

      The Company accounted for the issuance of the Series 1 Preferred Shares as the issuance of three differing securities: (i) Series 1 Preferred Shares convertible into Common Shares; (ii) warrants exercisable for Common Shares; and (iii) a beneficial conversion feature embedded in the Series 1 Preferred Shares. The gross proceeds from the offerings were allocated based upon the relative fair value of the Series 1 Preferred Shares on the commitment date (date of issue), and the warrants. The fair value of the Common Shares at the commitment date was compared to the gross proceeds allocated to the Series 1 Preferred Shares based upon their relative fair value. The excess of fair value of the Common Shares over the gross proceeds allocated to the Series 1 Preferred Shares was deemed to be the value associated with the beneficial conversion feature of the Series 1 Preferred Shares and was recorded as a non-cash dividend on the Series 1 Preferred Shares. Value ascribed to the beneficial conversion feature of the Series 1 Preferred Shares and the allocated fair value of the warrants approximated $54.6 million for the year ended December 31, 2003, which was recognized as a deemed dividend to the Series 1 Preferred Shareholders.

      At the Company’s annual meeting held in December 2003, the shareholders approved the conversion of the Series 1 Preferred Shares to Common Shares, thereby effecting the exchange on the basis of one Common Share for each one Series 1 Preferred Share and the exercisability of the warrants that were issued with the Series 1 Preferred Shares.

      On February 6, 2002, the Company completed a private placement sale to certain investors, including some of the Company’s shareholders, directors and officers, of 11,320,754 Series 1 Preferred Shares at a price of $2.65 per share, resulting in net proceeds to the Company of approximately $28.1 million. There were no warrants issued relative to the 2002 Series 1 Preferred Shares. The closing market price of the Company’s common stock, as reported by NASDAQ, on February 6, 2002 was $3.95 per share resulting in a beneficial conversion feature of $1.30 per share or approximately $14.7 million, which was recognized as

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

a deemed dividend to the Series 1 Preferred Shareholders. Under the terms of the Preferred Shares, the holders had agreed to hold a stockholders meeting to approve the conversion and were required under contract to vote their Common Shares in favor of the conversion. As the holders of the Preferred Shares represented the majority of the outstanding Common Shares of the Company, the conversion of Preferred Shares was assumed at the time of their issuance. On March 27, 2002, the stockholders approved the conversion and all outstanding Series 1 Preferred Shares were converted into Common Shares.

Class “B” Special Stock

      On November 1, 1997, the Company issued 400,000 redeemable convertible Class “B” Special shares valued at $7.5 million in exchange for the remaining outstanding common stock of Western Waste. The Class “B” Special Stock was automatically convertible into Common Stock on completion of a “qualifying public offering”. The holders could otherwise require the Company to redeem such shares at a specified price of C$21.67 per share. On June 8, 1999, the Class “B” Special Stock was converted into 484,645 Common Shares on completion of the initial public offering, or IPO. In satisfaction of the shortfall of the price of the initial public offering, the Company paid the holder an additional $0.5 million. In addition, the Company agreed to pay the holder an additional payment if the holder elected to sell up to 112,323 shares in the future, based on the shortfall if the selling price is less than C$21.67 per share. No Class “B” Special Stock was authorized or outstanding during 2003, 2002, or 2001. During 2001, the Company paid the former holder an additional $1.0 million in full satisfaction of its shortfall obligation. This amount has been accounted for as a reduction of the value initially ascribed to the Common Shares. As of December 31, 2003, the Company had no further obligations related to the Class “B” Special Stock.

Stock Purchase Options and Warrants

      In September 2001, the Company issued 1,000,000 warrants to purchase Common Stock to the Company’s Chairman and CEO at an exercise price of $2.70 per share expiring September 7, 2011. The market price at the date of grant was $3.82 per share resulting in a compensation cost of $1.12 million, which has been recorded in the consolidated statement of operations over the three-year vesting period in accordance with APB No. 25. Based on the terms and conditions of the warrants, variable accounting for the compensation expense is required to be recognized. During 2003, an additional $1.0 million was attributed to the value of the warrants based on the increased market value of the stock. During the year ended December 31, 2003, total compensation expense recognized was $2.7 million (2002 — $1.0 million; 2001 — $0.2 million).

      On November 1, 2001, the Company issued 100,000 options to purchase Common Stock to a non-employee in conjunction with the settlement of a legal matter. The options were issued at the market price of $3.75 on the date of grant resulting in an expense recorded by the Company in the amount of $0.2 million. The options were valued using the Black-Scholes option pricing model applying the following assumptions: risk free interest rate of 3.21%, annual dividend yield of nil and expected volatility of 79%. The options fully vested and were exercisable on November 1, 2003, and expire on November 1, 2005. During 2003, 77,500 of these options were exercised for proceeds of $0.3 million. As of December 31, 2003, 22,500 options were outstanding.

      On December 7, 2001, the Company issued 200,000 warrants to purchase Common Stock to a non-employee in connection with the settlement of a legal matter. The warrants were issued at the market price of $3.94 on the date of grant resulting in an expense recorded by the Company in the amount of $0.5 million. The warrants were valued using the Black-Scholes option pricing model applying the following assumptions: risk free interest rate of 4.69%, annual dividend yield of nil and expected volatility of 79%. The warrants vest over a period of four years and expire on December 8, 2005. During 2003, 50,000 of

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

these warrants were exercised for proceeds of $197. As of December 31, 2003, 150,000 warrants were outstanding.

      In 1997, the Company issued 123,084 warrants to certain founding stockholders at an exercise price of C$0.007 per share expiring July 15, 2002. During the year ended December 31, 1999, 30,772 Common Shares had been issued on exercise of these warrants. During the year ended December 31, 2002, 86 warrants were cancelled and the remaining 92,226 warrants were exercised.

Employee and Director Stock Option Plans and Option Grants

      Under the 1997 Stock Option Plan, the Company may grant options to acquire Common Shares up to a maximum of 10% of the then issued and outstanding Common Shares on an as converted basis. All of the options issued under the 1997 plan vested on completion of the initial public offering of the Company’s securities. No options will remain exercisable later than five years after the grant date, unless the Board of Directors determines otherwise.

      Under the 1999 Stock Option Plan, the Company may grant options to acquire Common Shares up to a maximum of 19% of the then issued and outstanding shares of Common Stock and Common Stock equivalents, including stock options issued under the 1997 Stock Option Plan. Options granted to non-employee directors will generally vest one year from the date of grant. Options granted to employees become exercisable only after the second anniversary of the grant date, unless otherwise determined by the Compensation Committee. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.

      All options granted under the 1997 and 1999 Stock Option Plans have been granted at or above market price. The weighted average exercise price of the aggregate outstanding options at December 31, 2003, was $4.71 (2002 — $4.18; 2001 — $5.09). The weighted average contractual life of the options outstanding as at December 31, 2003, was 4.24 years (2002 — 3.75 years). As of December 31, 2003, the weighted average exercise price of options that were exercisable was $5.07 (2002 — $9.12; 2001 — $8.65). Certain of the Company’s options are priced in Canadian dollars and certain options are priced in US

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

dollars. Stock option activity, for employee options covered by the 1997 and 1999 Stock Option Plans for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Options outstanding at beginning of the year	2,435,816	1,871,713	1,018,334
Options granted during the year	5,493,000	1,065,500	1,152,694
Options exercised during the year	(20,000)	(85,388)	—
Options forfeited during the year	(102,117)	(416,009)	(299,315)

Options outstanding at end of the year	7,806,699	2,435,816	1,871,713

Options exercisable at end of the year	1,790,699	284,500	616,713

Weighted average exercise price: (C$ Options In C$)
Options granted	$6.49	$5.87	$—
Options exercised	$4.05	$7.22	$—
Options forfeited	$9.47	$10.94	$9.64
Options outstanding at end of the year	$6.15	$5.70	$13.25
Option price ranges: (C$ Options In C$)
Options granted	$5.25-7.28	$4.95-9.20	$—
Options exercised	$4.05	$7.22	$—
Options forfeited	$5.89-14.44	$7.22-14.44	$7.22-18.05
Options outstanding at end of the year	$4.05-18.05	$4.05-18.05	$7.22-18.05
Weighted average exercise price: (US$ Options)
Options granted	$4.49	$3.37	$3.16
Options exercised	$—	$3.39	$—
Options forfeited	$6.34	$7.50	$5.83
Options outstanding at end of the year	$4.55	$5.97	$4.61
Option price ranges: (US$ Options)
Options granted	$3.89-5.52	$3.12-4.15	$2.23-4.05
Options exercised	$—	$2.43-4.00	$—
Options forfeited	$4.00-12.00	$4.00-14.50	$2.23-12.00
Options outstanding at end of the year	$3.12-12.00	$3.12-14.44	$2.44-14.50

Shareholder Rights Plan

      On September 2, 1999, the Company adopted a Shareholder Rights Plan, or the Plan. Under the terms of the Plan, Common Share purchase rights, or the Rights, were distributed at the rate of one Right for each Common Share held. Each Right will entitle the holder to buy 1/100th of a Common Share of the Company at an exercise price of $60.00 per share. The Rights will be exercisable and will trade separately from the Common Shares only if a person or group acquires beneficial ownership of 20% or more of the Company’s Common Shares or commences a tender or exchange offer that would result in owning 20% or more of the Common Shares (unless the Board of Directors determines that the acquisition is fair to all shareholders and amends the Plan to permit the acquisition). If either of these events occurs, the Rights will entitle each holder to receive, upon exercise, a number of Common Shares (or, in certain circumstances, a number of Common Shares in the acquiring company) having a Current Market Price (as defined in the Plan) equal to approximately two times the exercise price of the Right.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

The Rights are not exercisable with respect to the share ownership of certain existing shareholders as long as these persons, along with their affiliates and associates, do not acquire beneficial ownership of 30% or more. The plan was amended in July 2001 and January 2002 to prevent the September 2001 and February 2002 private placement transactions, respectively, from triggering the Shareholder Rights Plan. The number of Rights outstanding is subject to adjustment under certain circumstances, and all Rights expire on September 30, 2009.

14.	Income Taxes

      The income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001

Current
Canada	$403	$2,177	$299
United States	—	—	(18)

Current income tax provision	403	2,177	281

Deferred
Canada	(990)	(464)	—
United States	—	—	687

Deferred income tax provision (benefit)	(990)	(464)	687

Income tax provision (benefit)	$(587)	$1,713	$968

      The reconciliation of the difference between income taxes at the statutory rate and the income tax provision (benefit) before cumulative effect of change in accounting principle for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Taxes at combined federal and provincial/state statutory rates	$(8,675)	$1,482	$(7,916)
Effect of lower tax rates applicable to US income	—	—	133
Effect of change in enacted rates on deferred taxes	(478)	96	1,655
Non-deductible warrant expense	903	404	—
Non-deductible interest expense and preferred stock dividends	3,790	59	(260)
Non-deductible foreign exchange (gains) and losses	366	(558)	65
Other non-deductible expense	509	13	2,377
Valuation allowance	2,641	—	4,663
Large corporations tax	357	217	251

Income tax provision (benefit)	$(587)	$1,713	$968

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      The income tax provision of $0.3 million relative to the cumulative effect of change in accounting principle was provided at statutory rates. Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred income tax assets:
Tax benefit related to net operating loss carry-forwards	$14,033	$5,810
Deferred income tax liabilities:
Property, equipment, deductible goodwill and other intangibles	(7,665)	(4,761)

Net deferred income tax assets before valuation allowance	6,368	1,049
Less: valuation allowance	(2,641)	—

Net deferred income tax assets	3,727	1,049
Less: current portion of deferred income taxes	(2,592)	—

Long-term portion of deferred income taxes	$1,135	$1,049

      Due to the lack of operating history relative to the Company’s US operations, management has provided a valuation allowance for net operating loss carryforwards generated in the US. The valuation allowance recorded for the year ended December 31, 2003 was $2.6 million.

      Gross net operating loss carry-forwards expire as follows:

	Canada	US	Total

2004	$2,562	$—	$2,562
2005	2,950	—	2,950
2006	4,535	—	4,535
2007	9,623	—	9,623
2008	11,061	—	11,061
Thereafter	8,747	7,747	16,494

Total net operating loss carry-forwards	$39,478	$7,747	$47,225

      For tax purposes, generally goodwill acquired as a result an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a seven-percent declining balance.

      The changes to the deferred tax valuation allowance for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Balance at beginning of the year	$—	$6,981	$2,318
Additions to valuation allowance	2,641	593	4,663
Reversal related to acquisitions	—	(5,074)	—
Adjustments to valuation allowance	—	(2,500)	—

Balance at end of the year	$2,641	$—	$6,981

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

15.	Net Loss Per Share Information

      The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2003, 2002 and 2001 (in thousands except per share amounts):

	2003	2002	2001

Numerator:
Net loss attributable to Common Shareholders	$(76,952)	$(12,590)	$(19,668)

Denominator:
Weighted average Common Shares outstanding — basic and diluted	38,782	32,414	12,260

Basic and diluted net loss per share	$(1.98)	$(0.39)	$(1.60)

Antidilutive securities not included in the diluted earnings per share calculation:
Series 1 Preferred Shares	13,582	1,520	—
Options to purchase Common Shares	707	450	1,038
Warrants to purchase Common Shares	3,189	437	172

      The diluted loss per share calculation for 2003, 2002, and 2001 excludes the conversion of the Series 1 Preferred Shares and exercise of stock options and warrants issued because the impact would have been anti-dilutive.

16.	Retirement Plan

      The Company sponsors a defined contribution Registered Retirement Savings Plan, or RSP, for its Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to the RSP, subject to certain Revenue Canada limits and restrictions. The Company matches 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after two years of employment. During 2003, the Company matched contributions totaling approximately $0.3 million (2002 — $0.2 million; 2001 — $0.2 million), which is included in operating expenses. As of December 31, 2003, the Company had not established a Company sponsored retirement savings plan for employees located in the United States.

17.	Segment Information

      The Company has determined its operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In making this determination, the Company considered its organization/reporting structure and the information used by its chief operating decision makers to make decisions about resource allocation and performance assessment. The Company is organized along geographic locations or regions. The Canadian operations are organized between two regions: Eastern and Western Canada. The Company believes its Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) the nature of the service, waste collection and disposal, is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (iv) the regulatory environment is consistent within Canada.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      Prior to fiscal 2002, the Company operated in two reporting segments, the United States and Canada. As a result of the sale of its US business during 2001, the Company operated exclusively in Canada during 2002. The Company re-entered the United States in May 2003 with the acquisition of the JED Landfill in Osceola County, Florida. The Company does not have significant (in volume or dollars) inter-segment operation-related transactions.

      The tables below present certain segment information on the Company’s geographic segments as of, and for the years ended, December 31, 2003, 2002 and 2001:

	Canada		United States
					Total
	$	%	$	%	$

2003
Revenue	$124,985	98.6%	$1,765	1.4%	$126,750
Operating and other expenses	125,679	95.4	6,117	4.6	131,796
Loss from operations	(694)	13.8	(4,352)	86.2	(5,046)
Depreciation, depletion and amortization	14,726	98.7	201	1.3	14,927
Interest expense	5,446	29.5	12,993	70.5	18,439
Income (loss) before income taxes	(6,140)	26.1	(17,345)	73.9	(23,485)
Income tax provision (benefit)	(587)	100.0	—	—	(587)
Cumulative effect of change in accounting principle	518	100.0	—	—	518
Total assets	231,631	49.2	239,367	50.8	470,998
Long-lived assets	178,200	47.2	199,520	52.8	377,720
Expenditures for additions to property and equipment, including capital leases	14,179	58.0	10,259	42.0	24,438

	Canada		United States
					Total
	$	%	$	%	$

2002
Revenue	$98,846	100.0%	—	—%	$98,846
Operating expenses	89,279	100.0	—	—	89,279
Income from operations	9,567	100.0	—	—	9,567
Depreciation, depletion and amortization	10,718	100.0	—	—	10,718
Interest expense	5,727	100.0	—	—	5,727
Income (loss) before income taxes	3,840	100.0	—	—	3,840
Income tax provision	1,713	100.0	—	—	1,713
Total assets	149,022	100.0	—	—	149,022
Long-lived assets	129,273	100.0	—	—	129,273
Expenditures for additions to property and equipment, including capital leases	13,943	100.0	—	—	13,943

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

	Canada		United States
					Total
	$	%	$	%	$

2001
Revenue	$85,496	91.7%	$7,745	8.3%	$93,241
Operating expenses	89,331	87.7	12,581	12.3	101,912
Loss from operations	(3,835)	44.2	(4,836)	55.8	(8,671)
Depreciation, depletion and amortization	10,648	94.4	628	5.6	11,276
Interest expense	9,311	92.8	718	7.2	10,029
Income (loss) before income taxes	(13,146)	70.3	(5,554)	29.7	(18,700)
Income tax provision	281	29.0	687	71.0	968
Total assets	109,948	99.4	704	0.6	110,652
Long-lived assets	93,223	100.0	—	—	93,223
Expenditures for additions to property and equipment, including capital leases	3,939	98.6	56	1.4	3,995

18.	Related Party Transactions

      The Company paid Kelso and Company, L.P., an affiliate of Kelso, an advisory services fee of $1.65 million in connection with the issuance of 55,000 shares of WSI Preferred Stock to Kelso in May 2003. In February 2004, the Company also paid Kelso and Company, L.P., a $0.5 million fee in connection with services related to the arrangement of the existing credit facilities that was entered into on December 31, 2003. One of the Company’s directors, George E. Matelich, is a Managing Director of Kelso & Company.

      Effective March 31, 2003, the Company entered into a placement agent agreement with Sanders Morris Harris Inc., or SMH, pursuant to which the Company agreed to pay SMH a fee for Series 1 preferred shares sold through SMH. To date, the Company has paid SMH fees of $1.9 million pursuant to the agreement. SMH is a beneficial owner of the Company’s Common Shares and Don Sanders, one of the Company’s directors is a principal of SMH.

      During 2003, the Company purchased legal services for less than $0.1 million from Durkin and Durkin. An executive officer, Thomas E. Durkin III, is an inactive partner in Durkin and Durkin.

      In 2003, the Company purchased furnishings and leasehold improvements from H(2)O Technologies, Ltd. for $0.3 million and assumed a lease of premises from David Sutherland-Yoest. David Sutherland-Yoest, the Company’s Chairman and Chief Executive Officer was, until October of 2003, Chairman and Chief Executive Officer of H(2)O Technologies, Ltd. and until January 2004, was a director of H(2)0 Technologies, Ltd. The lease expires on March 31, 2005 with annual rent and operating costs of less than $0.1 million.

      Certain affiliates of the Company’s officers and directors were purchasers of Series 1 Preferred Shares in September 2003. An independent committee consisting of David Sutherland-Yoest and George E. Matelich reviewed and approved the terms of issuance of the Series 1 Preferred Shares in which the shareholder, officers and directors or their affiliates were purchasers.

      In November of 2002, the Company entered into a Put or Pay Disposal agreement with the RCI Companies which are controlled by one of the Company’s directors, Mr. Lucien Rémillard. Concurrently with the Put or Pay Disposal Agreement, the Company entered into a disposal agreement with Canadian

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

Waste Services Inc. which provides the Company with access to Canadian Waste’s Michigan landfill at negotiated fixed rates per ton.

      During the years ended December 31, 2002, and 2001, the Company paid fees for financial advisory services to SMH of approximately $1.3 million and $0.75 million, respectively. During the years ended December 31, 2002 and 2001, the Company also purchased legal services for approximately $125 and $185, respectively from a law firm of which an executive officer of the Company is an inactive partner. During the year ended December 31, 2002, the Company paid a director $30 for certain services rendered.

      During the year ended December 31, 2001, the Company acquired a solid waste collection business from a relative of an officer, director and shareholder of the Company for cash of $363.

      These transactions are in the normal course of operations and are recorded at the exchange amount, which is the consideration agreed to between the respective parties.

19.	Supplementary Cash Flow Information

      Supplemental non-cash operating and financing activities during the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Financing activities:
Beneficial conversion feature of Series 1 Preferred Shares	$54,572	$14,717	$—
Common shares issued on acquisition	18,382	—	—
Common shares issued on deposit for acquisition	6,430	—	—
Assets acquired under capital leases	—	1,786	217

      Other cash flow information:

	2003	2002	2001

Cash paid for interest	$5,147	$3,766	$8,517
Cash paid for income taxes	1,220	2,085	574

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

20.	Selected Quarterly Financial Data (unaudited)

      The following table summarizes the unaudited quarterly results of operations as reported for 2003 and 2002 (in thousands of US dollars, except per share amounts):

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$25,280	$31,282	$34,748	$35,440
Income (loss) from operations	1,064	(18)	(841)	(5,251)
Net loss before cumulative effect of change in accounting principal	(299)	(3,506)	(7,121)	(11,972)
Cumulative effect of change in accounting principle	518	—	—	—
Net income (loss)	219	(3,506)	(7,121)	(11,972)
Net loss attributable to Common Shareholders	(8,313)	(15,995)	(40,672)	(11,972)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.25)	$(0.42)	$(1.06)	$(0.28)
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic and diluted loss per share	$(0.24)	$(0.42)	$(1.06)	$(0.28)

Shares used in computing per share amounts	35,195	37,865	38,447	43,531

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$19,855	$25,412	$27,961	$25,618
Income from operations	1,963	4,299	3,200	105
Net income (loss)	333	1,843	1,531	(1,580)
Net income (loss) attributable to Common Shareholders	(14,384)	1,843	1,531	(1,580)
Basic income (loss) per share	$(0.60)	$0.05	$0.04	$(0.04)
Diluted income (loss) per share	$(0.60)	$0.05	$0.04	$(0.04)
Shares used in computing per share amounts:
Basic	24,074	35,045	35,188	35,195
Diluted	24,074	36,372	35,748	35,195

21.	Reconciliation From United States GAAP To Canadian GAAP

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which conform, in all material respects for the Company, with accounting principles generally accepted in Canada, except:

      (i) The concept of comprehensive income (loss) is not recognized under Canadian GAAP. Accordingly, under Canadian GAAP, the Consolidated Statements of Comprehensive Income (Loss) would not be presented, and the accumulated other comprehensive loss, as presented in the Consolidated Statement of Stockholders’ Equity, would be referred to as cumulative foreign currency translation adjustments.

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

      (ii) Under Canadian GAAP, the issue of the Series 1 Preferred Shares and subsequent conversion into Common Shares described in Note 13 would be accounted for at the subscribed price of $2.65 per share and the value of the beneficial conversion feature and related deemed dividend would not have been recognized. The Series 1 Preferred Shares would have been treated as common stock equivalents and considered outstanding from the date of grant. Accordingly, the basic and diluted earnings (loss) per share would have been determined as follows (in thousands):

	2003	2002	2001

Numerator:
Net income (loss)	$(22,380)	$2,127	$(19,668)

Denominator:
Weighted average shares outstanding — basic	52,364	33,965	12,260
Dilutive effect of stock options and warrants outstanding	—	887	—

Weighted average shares outstanding — diluted	52,364	34,852	12,260

Basic and diluted net income (loss) per common share	$(0.43)	$0.06	$(1.60)

22.	Subsequent Events

Acquisitions

      In January 2004, the Company acquired all outstanding shares of Gap Disposal (2001), Ltd, an industrial-permitted waste landfill site in Saskatchewan. The purchase price was comprised of a cash payment of approximately $1.1 million plus the issuance of 12,000 Common Shares valued at approximately $0.1 million.

      In February 2004, the Company acquired a new, fully permitted, municipal solid waste landfill currently under development in Fort Bend County, Texas. The purchase price was comprised of a cash payment of $5.0 million, a seller financed promissory note of $5.0 million and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. This approximately 2,600-acre site, which will serve the greater Houston area, has a permitted capacity of 48 million cubic yards. In addition to the landfill, the Company acquired a leasehold interest in a fully permitted transfer station site near Houston.

      During the first quarter of 2004, the Company also acquired the assets of three collection businesses for aggregate cash consideration of approximately $7.9 million plus the issuance of 911,370 Common Shares valued at approximately $5.3 million.

Pending Acquisitions

      In November 2003, the Company entered into an agreement, which was amended in March 2004, to acquire all of the issued and outstanding shares of Florida Recycling Services, Inc., or FRS, for a purchase price of $98.5 million in cash, subject to certain changes in working capital, and the issuance of 9,250,000 Common Shares. The transaction is subject to customary closing conditions, including financing conditions. As a part of this transaction, the Company has advanced deposits of $3.75 million in cash and 1,000,000 in Common Shares. If the closing is not completed on or before May 1, 2004, the Company is required to make an additional advance of $1.0 million, and the sellers may terminate the agreement, at which point the Company would forfeit all cash and Common Share advances. FRS’s operations are based in central Florida, primarily servicing the Orlando, Daytona, Fort Myers, and Tampa markets. Separately, the Company’s President and Chief Operating Officer, Larry D. Henk, holds a 3% equity interest in FRS

CAPITAL ENVIRONMENTAL RESOURCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of US dollars unless otherwise stated)

which was acquired prior to his employment with the Company. In addition, under an agreement with the sellers entered into prior to his employment with the Company, this officer will receive a fee of approximately $2.5 million from the sellers upon closing of the transaction.