Form 10-Q
period 2004-06-30
WASTE SERVICES, INC.
filed 2004-08-16
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-25955

Waste Services, Inc.

(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
(Exact name of registrant as specified in its charter)

Delaware	01-0780204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1122 International Blvd., Suite 601, Burlington, Ontario, Canada L7L 6Z8

(Address of principal executive offices and zip code)

(905) 319-1237

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 2, 2004 was 96,886,711 (assuming conversion of all exchangeable shares).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WASTE SERVICES, INC.

(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,955	$21,062
Restricted cash	—	14,433
Accounts receivable (net of allowance for doubtful accounts of $2,094 and $620 as of June 30, 2004 and December 31, 2003, respectively)	41,084	26,999
Prepaid expenses and other current assets	12,662	29,649

Total current assets	56,701	92,143
Property and equipment, net	116,767	74,521
Landfill sites, net	168,065	117,541
Deferred income taxes, net	2,596	1,135
Goodwill and other intangible assets, net	322,914	163,380
Other assets	21,786	22,278

Total assets	$688,829	$470,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,232	$12,074
Accrued expenses and other current liabilities	32,922	25,401
Short-term financing and current portion of long-term debt	265,457	172,280

Total current liabilities	325,611	209,755
Long-term debt	—	3,130
Accrued closure, post-closure and other obligations	10,550	8,791
Cumulative mandatorily redeemable Preferred Shares (net of discount of $11,112 and $13,558 as of June 30, 2004 and December 31, 2003, respectively)	56,132	48,205

Total liabilities	392,293	269,881

Commitments and contingencies
Mezzanine financing (13,400,000 common shares pending registration)	49,132	—

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 83,448,281 and 68,338,828 shares issued as of June 30, 2004 and December 31, 2003, respectively	297,263	215,395
Options, warrants and deferred stock-based compensation	25,011	25,828
Accumulated other comprehensive income	10,537	15,952
Accumulated deficit	(85,407)	(56,058)

Total shareholders’ equity	247,404	201,117

Total liabilities, mezzanine financing and shareholders’ equity	$688,829	$470,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$72,626	$31,282	$122,943	$56,562
Operating and other expenses:
Cost of operations	49,913	20,430	84,084	37,024
Selling, general and administrative expense exclusive of stock-based compensation	13,959	6,792	25,909	11,521
Stock-based compensation expense (benefit)	357	120	(1,034)	(177)
Depreciation, depletion and amortization	7,809	3,566	13,281	6,791
Foreign exchange gain and other	(283)	392	(373)	357

Income (loss) from operations	871	(18)	1,076	1,046
Interest expense	12,266	1,667	18,582	2,987
Changes in fair value of warrants pending registration	421	—	421	—
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,290	2,198	8,309	2,198

Loss before income taxes	(16,106)	(3,883)	(26,236)	(4,139)
Income tax provision (benefit)	2,509	(377)	3,338	(334)

Loss before cumulative effect of change in accounting principle	(18,615)	(3,506)	(29,574)	(3,805)
Cumulative effect of change in accounting principle, net of provision for income taxes of $134 and $256 for the six months ended June 30, 2004 and 2003, respectively	—	—	225	518

Net loss	(18,615)	(3,506)	(29,349)	(3,287)
Deemed dividend on Series 1 Preferred Shares	—	(12,489)	—	(21,021)

Net loss attributable to Common Shareholders	$(18,615)	$(15,995)	$(29,349)	$(24,308)

Basic and diluted loss per share:
Basic and diluted loss per share attributable to Common Shareholders before cumulative effect of change in accounting principle	$(0.21)	$(0.42)	$(0.37)	$(0.68)
Cumulative effect of change in accounting principle	—	—	—	0.01

Loss per share — basic and diluted	$(0.21)	$(0.42)	$(0.37)	$(0.67)

Weighted average Common Shares outstanding — basic and diluted	88,855	37,865	79,736	36,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(In thousands)

			Options,	Accumulated
			Warrants and	Other
	Common Stock		Deferred	Comprehensive		Total
			Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Compensation	(Loss)	Deficit	Equity

Balance, December 31, 2003	68,339	$215,395	$25,828	$15,952	$(56,058)	$201,117
Common Shares issued in acquisitions	14,798	80,615	—	—	—	80,615
Common Shares to be issued in acquisitions (38 shares)	—	—	241	—	—	241
Exercise of options and warrants	311	1,253	(212)	—	—	1,041
Deferred stock-based compensation	—	—	(846)	—	—	(846)
Foreign currency translation adjustment	—	—	—	(5,415)	—	(5,415)
Net loss	—	—	—	—	(29,349)	(29,349)

Balance, June 30, 2004	83,448	$297,263	$25,011	$10,537	$(85,407)	$247,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(29,349)	$(3,287)
Adjustments to reconcile net loss to net cash flows from operating activities — Depreciation and depletion	11,028	6,444
Amortization of intangible assets	2,253	347
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	8,309	2,198
Amortization of debt issue costs	9,616	465
Deferred income tax provision (benefit)	3,338	(334)
Foreign exchange loss (gain)	(84)	480
Non-cash stock-based compensation	(1,034)	(177)
Cumulative effect of change in accounting principle, net of tax	(225)	(518)
Changes in fair value of warrants pending registration	421	—
Other non-cash items	(49)	14
Changes in operating assets and liabilities (excluding the effects of acquisitions) —
Accounts receivable	(2,594)	(2,145)
Prepaid expenses and other current assets	(2,243)	(607)
Accounts payable	5,901	831
Accrued expenses and other current liabilities	2,793	1,680

	8,081	5,391

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(161,439)	(69,300)
Capital expenditures	(22,606)	(5,943)
Proceeds from business divestitures	9,983	—
Deposits for business acquisitions	(542)	(6,917)

	(174,604)	(82,160)

Cash flows from financing activities:
Proceeds from issuance of debt	266,000	8,801
Principal repayments of debt	(181,639)	(10,060)
Proceeds from the private placement of Common Shares and warrants	53,600	—
Proceeds from release of restricted cash and release of collateral supporting letters of credit	22,617	—
Proceeds from the issuance of Series 1 Preferred Shares	—	45,725
Proceeds from the issuance of mandatorily redeemable Preferred Shares	—	55,000
Proceeds from the exercise of options and warrants	1,041	—
Fees paid for financing transactions	(12,999)	(8,493)

	148,620	90,973

Effect of exchange rate changes on cash and cash equivalents	(204)	303

Increase (decrease) in cash and cash equivalents	(18,107)	14,507
Cash and cash equivalents, beginning of period	21,062	1,775

Cash and cash equivalents, end of period	$2,955	$16,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Business and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Waste Services, Inc. (“Waste Services”), successor to Capital Environmental Resource Inc. now known as Waste Services (CA) Inc. (“Capital” or the “Canadian operations”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction, which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became Waste Services’ subsidiary.

      As further described in Note 8, we failed to meet certain of the financial covenants contained in the Credit Facilities. We are currently in discussion with lenders to obtain a waiver of our failure to comply, as well as provide access to capacity under our revolving credit facility. We cannot provide any assurance that we will be able to maintain existing capacity or obtain short-term liquidity on acceptable terms or at all. If our lenders accelerate repayment of our debt, it would cause substantial doubt about our ability to continue as a going concern.

      These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. Except as disclosed in Note 2, the accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2003, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2003. Income taxes during these interim periods have been provided for based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development costs, liabilities for capping, closure and post-closure obligations, insurance reserves, liabilities for potential litigation and deferred taxes.

      A portion of our operations are domiciled in Canada; as such, for each reporting period, we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

      Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to common shareholders for the three months and six months ended June 30, 2004 and 2003, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation are as follows (unaudited):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Series 1 Preferred Shares	—	10,000	—	5,109
Options to purchase Common Shares	999	519	1,378	446
Warrants to purchase Common Shares	5,285	1,835	6,064	1,294

Dilutive securities	6,284	12,354	7,442	6,849

2.	Change in Accounting Principle

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total capping, closure and post-closure costs to be incurred, on a discounted basis, over the remaining life of the site.

      In connection with the opening of our JED Landfill in Florida in the first quarter of 2004, we re-evaluated and changed the methodology used to define an obligating event, and we segregated the cost pool for the obligation into closure and post-closure obligations and landfill capping obligations. Effective January 1, 2004, we recognize the fair value of the liability for the closure and post-closure obligation over the life of the landfill as waste is placed in the site as opposed to the time at which the landfill commences operations. Additionally, under our new method, we view landfill capping events, which occur in phases throughout the life of a landfill, as discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with specific waste placed under an area to be capped. As a result, we use a separate capping rate per ton to recognize the principal amount of the retirement obligation and related asset associated with each capping event. We deplete the asset recorded pursuant to this approach as waste volume covered by the capping event is placed into the landfill.

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

      The effect of the change in methodology, had it been adopted January 1, 2003, would have been to increase net loss before cumulative effect of change in accounting principle for the three and six months ended June 30, 2003 by approximately $0.1 million and $0.2 million, respectively. The effect of this change on basic or diluted loss per share for the three and six months ended June 30, 2003 would have been de minimus.

      The following table summarizes the balance sheet impact of adopting the accounting change on January 1, 2004:

		Adjustment for
		Change in
	December 31, 2003	Accounting	January 1, 2004

Landfill sites	$128,044	$(3,191)	$124,853
Accumulated depletion	(10,503)	717	(9,786)

Landfill sites, net	$117,541	$(2,474)	$115,067

Accrued closure and post-closure obligations	$7,737	$(2,831)	$4,906

Deferred income tax asset (liability)	$3,727	$(132)	$3,595

3.	Business Combinations and Significant Asset Acquisitions

      In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2004, we completed an exchange of the Nassau Landfill and related assets, which were acquired from Allied in December 2003, for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million. As part of this exchange, the new owner of the Nassau Landfill assumed responsibility for the closure and post closure obligations related to the landfill. Proceeds in excess of net assets exchanged reduced goodwill from the original Allied Assets acquisition by $8.6 million.

      In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, subject to further adjustment and the issuance of 9,250,000 Common Shares valued at approximately $51.4 million. Florida Recycling’s operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets.

      In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). We expect the landfill to begin operations during the third quarter of 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. The landfill site, which will serve the metropolitan Houston area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we will be required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement, after we commence operations at the site and for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter.

      During the first quarter of 2004, we acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the current and future issuance of 949,800 Common Shares valued at approximately $5.5 million. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan, Canada. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

      During July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the Southeast Regional Landfill) and, as a condition of the purchase, we issued 1,250,000 Common Shares valued at $5.5 million to the sellers during the second quarter of 2004 which has been capitalized as a cost of the landfill. The landfill began operations in July 2004. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. Additionally, we entered into a royalty agreement whereby we will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Southeast Regional Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill.

      The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three and six months ended June 30, 2004 and 2003 as if recently completed business

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations had occurred at the beginning of each period presented (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$86,076	$79,439	$167,162	$152,851

Net loss attributable to Common Shareholders	$(21,577)	$(17,894)	$(34,327)	$(25,165)

Basic and diluted net loss per Common Share	$(0.23)	$(0.33)	$(0.39)	$(0.46)

Basic and diluted pro forma weighted average number of common shares outstanding	92,270	54,860	87,643	54,860

      These unaudited condensed consolidated pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

      The operating results of acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The assets acquired and liabilities assumed are recorded under the purchase

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of accounting. Details of the net assets acquired and cash used in business and significant asset acquisitions during the first six months of 2004 are as follows (unaudited):

	Allied	Florida	All
	Assets	Recycling	Others	Total

Purchase price:
Cash	$45,793	$103,638	$16,050	$165,481
Seller financed note payable	—	—	5,000	5,000
Common stock issued and to be issued and warrants	—	51,357	36,267	87,624

Total purchase price	45,793	154,995	57,317	258,105

Allocated as follows:
Working capital assumed:
Accounts receivable	3,755	7,426	889	12,070
Prepaid expenses and other current assets	258	1,114	56	1,428
Accounts payable	—	(8,444)	(835)	(9,279)
Accrued expenses and other current liabilities	(804)	(4,246)	(20)	(5,070)

Net working capital	3,209	(4,150)	90	(851)
Property and equipment	10,312	23,911	4,016	38,239
Landfill sites	—	—	41,982	41,982
Other assets	—	278	—	278
Deferred taxes	—	—	(334)	(334)
Accrued closures, post-closure and other obligations assumed	—	—	(52)	(52)

Net book value of assets acquired and liabilities assumed	13,521	20,039	45,702	79,262

Excess purchase price to be allocated	$32,272	$134,956	$11,615	$178,843

Allocated as follows:
Goodwill	$23,280	$107,800	$11,591	$142,671
Other intangible assets	8,992	27,156	24	36,172

Total allocated	$32,272	$134,956	$11,615	$178,843

      The above table includes cash deposits and acquisition related costs of $4.0 million and one million shares and warrants valued at $5.7 million, which relate to the Florida Recycling acquisition that were paid or deposited during 2003 and have been capitalized to the cost of the acquisition during 2004.

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods.

4.	Property and Equipment

      Property and equipment consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Land and buildings	$13,905	$6,132
Vehicles	89,265	62,182
Containers, compactors, landfill and recycling equipment	51,523	39,902
Furniture, fixtures, other office equipment and leasehold improvements	7,421	5,927

Total property and equipment	162,114	114,143
Less: Accumulated depreciation	(45,347)	(39,622)

Property and equipment, net	$116,767	$74,521

5.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

      Landfill sites consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Landfill sites	$180,331	$128,044
Accumulated depletion	(12,266)	(10,503)

Landfill sites, net	$168,065	$117,541

      The changes in landfill sites for the six months ended June 30, 2004 and 2003 are as follows (unaudited):

	Six Months Ended
	June 30,

	2004	2003

Balance, beginning of period	$117,541	$13,084
Acquisitions	41,982	88,589
Additional landfill site costs	7,938	782
Additional asset retirement obligations	312	—
Depletion	(2,774)	(2,152)
Divestitures	(154)	—
Capitalized interest	178	—
Purchase price allocation adjustments for prior acquisitions	5,905	—
Effect of foreign exchange rate fluctuations	(389)	2,670
Change in accounting principle	(2,474)	3,657

Balance, end of period	$168,065	$106,630

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional landfill site costs include $2.8 million of capital expenditures incurred but not paid as of June 30, 2004.

Accrued Closure, Post-Closure and Other Obligations

      Accrued closure, post-closure and other obligations consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Accrued closure and post-closure obligations	$5,162	$7,737
Warrants pending registration (See Note 11)	2,996	—
Deferred income tax liability	1,576	—
Capital lease obligations	635	911
Other obligations	181	143

	$10,550	$8,791

      Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations for the six months ended June 30, 2004 and 2003 are as follows (unaudited):

	Six Months Ended
	June 30,

	2004	2003

Balance, beginning of period	$7,737	$1,925
Acquisitions	52	—
Accretion	224	236
Additional asset retirement obligations	312	—
Divestitures	(146)	—
Purchase price allocation adjustments for prior acquisitions	(92)	—
Effect of foreign exchange rate fluctuations	(94)	738
Change in accounting principle	(2,831)	2,883

Balance, end of period	$5,162	$5,782

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

      Goodwill and other intangible assets consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$53,496	$17,909
Non-competition agreements and other	3,071	2,653

	56,567	20,562
Less: Accumulated amortization:
Customer relationships and contracts	(2,727)	(837)
Non-competition agreements and other	(1,181)	(889)

Other intangible assets subject to amortization, net	52,659	18,836
Goodwill	270,255	144,544

Goodwill and other intangible assets, net	$322,914	$163,380

      The changes in goodwill for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended June 30,

	2004			2003

	U.S.	Canada	Total	Total

Balance, beginning of period	$65,822	$78,722	$144,544	$64,365
Acquisitions	142,337	334	142,671	818
Divestitures	(8,645)	—	(8,645)	—
Effect of foreign exchange rate fluctuations	—	(2,207)	(2,207)	11,007
Purchase price allocation adjustments for prior acquisitions	(6,108)	—	(6,108)	(449)

Balance, end of period	$193,406	$76,849	$270,255	$75,741

7.	Other Assets

      Other assets consist of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $1,114 as of June 30, 2004 and $496 as of December 31, 2003, respectively	$11,003	$2,096
Acquisition deposits and deferred acquisition costs	10,101	20,182
Other assets	682	—

	$21,786	$22,278

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

      Debt consists of the following:

	June 30,	December 31,
	2004	2003

	(Unaudited)
Senior Secured Credit Facilities floating rate (4.6% as of June 30, 2004), due 2011	$99,750	$—
Senior Subordinated Notes fixed rate at 9.5% due 2014	160,000	—
Other subordinated promissory notes payable, interest at 2.1% and 6.7%, due through June 2017	5,707	3,285
364-day Senior Secured Credit Facility (repaid in full on April 30, 2004)	—	172,125

	265,457	175,410
Less: Current portion	(265,457)	(172,280)

Long-term portion	$—	$3,130

Senior Secured Credit Facilities

      On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available for our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Capital, are pledged to secure obligations under the Credit Facilities. As of June 30, 2004, no amounts were drawn under the facility, and $9.7 million was used to support outstanding letters of credit.

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

      As of June 30, 2004 we failed to meet certain of the financial covenants contained in the Credit Facilities which constitutes an event of default. As such, we are not able to draw amounts under our revolving credit facilities. We are currently in discussion with lenders to obtain a waiver of our failure to comply, as well as provide access to capacity under our revolving credit facility. Additionally, we will seek to negotiate new financial covenants for the remaining term of the Credit Facilities. We cannot provide any assurance that we will be able to maintain existing capacity or obtain short-term liquidity on acceptable terms or at all, or at what interest rate or collateral requirements. As our lenders continue to review their loans with us, there is no assurance that all amounts outstanding under existing loans will not be accelerated or adversely modified.

      If our lenders do not grant a waiver or amend our Credit Facilities, they have the right to seek remedies including acceleration of all outstanding amounts under the Credit Facilities. If the lenders seek acceleration of amounts outstanding under the Credit Facilities this would cause a cross default to occur under the senior subordinated notes and certain other subordinated notes, thus giving each the right to demand accelerated

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayment. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur. If the lenders accelerate repayment of our debt, it would cause substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared on a basis assuming we are a going concern.

      Although we believe we will be successful in obtaining a waiver and/or an amendment, there can be no assurance we will be successful in our efforts and accordingly, as of June 30, 2004 we have reclassified all of our outstanding debt as current.

New Senior Subordinated Notes

      On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi annually commencing October 15, 2004. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining rateably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 100.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

      The Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic restricted subsidiaries. Our Canadian operations are not guarantors under the Subordinated Notes.

      The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of our Preferred Stock; (vi) transactions with affiliates and (vii) certain sales of assets.

      We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount, of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default. Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Subordinated Notes.

364-day Senior Secured Credit Facility (Repaid in full on April 30, 2004)

      On December 31, 2003, we entered into a $220.0 million 364-day Senior Secured Credit Facility (the “364-day Facility”) comprised of a $195.0 million term loan and a $25.0 million revolving credit facility, which was secured by substantially all of our current and future acquired assets. Initial borrowings under the 364-day Facility were used to finance the acquisition of certain of the Allied Assets and to repay our prior senior credit facility in full. The 364-day Facility bore interest at 9.0% per annum and was repaid with the proceeds of the Credit Facilities, Subordinated Notes and an equity private placement.

9.	Cumulative Mandatorily Redeemable Preferred Shares

      In May 2003, Waste Services issued 55,000 shares of redeemable Preferred Stock (the “Waste Services Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Waste Services Subscription Agreement”), at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Waste Services Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services Preferred stock are non-voting. The Waste Services Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $67.2 million as of June 30, 2004. The Waste Services Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Waste Services Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.

      As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Waste Services Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Waste Services Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Waste Services Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Waste Services Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of Waste Services or of its assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of Waste Services dated April 30, 2004, if Waste Services determines, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then Waste Services may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied or (iii) a sale of Waste Services. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of Waste Services or its assets within 20 months of initiation of the sale process by the holders of Waste Services Preferred Stock, then on notice from the holders of the Waste Services Preferred Stock, all outstanding Waste Services Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Waste Services Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share. If the sale day has been delayed, then Waste Services is not required to pay this increased liquidation amount until the delayed sale date.

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

      Separately, we paid Kelso and Company, L.P., an affiliate of Kelso, an advisory services fee of $1.65 million in connection with the issuance of the Waste Services Preferred Stock to Kelso. In February 2004, we also paid Kelso and Company, L.P. a $0.5 million fee in connection with services related to the arrangement of our previous credit facilities that were entered into on December 31, 2003. Two of our directors, George E. Matelich and Michael B. Lazar, are Managing Directors of Kelso and Company, L.P.

10.	Commitments and Contingencies

Environmental Risks

      We are subject to liability for environmental damage that our solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to our acquisition of such facilities. Pollutants or hazardous substances whose transportation, treatment, or disposal was arranged by us or our predecessors, may also subject us to liability for any off-site environmental contamination caused by these pollutants or hazardous substances.

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitting and licensing of transfer stations and landfills or allegations related to environmental damage or violations of the permits and licenses pursuant to which we operate.

      In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. We are currently involved in pending litigation with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.), one of our competitors, which is more fully described in our financial statements for the year ended December 31, 2003, as filed on Form 10-K with the Securities and Exchange Commission. The status of these actions, as well as the facts and circumstances related to the suits, remain substantially unchanged from those disclosed in our Form 10-K. To date, no statements of defense have been filed, and documents have not been exchanged. We intend to vigorously defend the actions with respect to both liability and damages. As of the date of this report, we do not believe that the reasonably possible losses in respect to all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows and accordingly, we have not established a provision in the financial statements for these matters.

      In July 2004, Waste Management, Inc. filed a suit against our President and Chief Operating Officer, Charles A. Wilcox, for breach of contract, including breach of a non-competition agreement, and for a temporary and a permanent injunction. Mr. Wilcox is presently subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management, Inc. Mr. Wilcox intends to vigorously defend this action.

Surety Bonds, Letters of Credit and Insurance

      Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2004 and December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $63.5 million and $19.6 million, respectively, to collateralize our obligations.

      Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2004 we have posted a letter of credit with our U.S. insurer of approximately $2.3 million to cover the liability for losses within the deductible limit.

Other Contractual Arrangements

      During December 2003, we issued 600,000 Common Shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Capital Stock

Common Shares

      During the first six months of 2004, we issued 14,798,370 Common Shares in connection with acquisitions and 311,083 Common Shares upon exercise of options and warrants for proceeds of $1.0 million.

      On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 Common Shares and warrants to purchase 1,340,000 Common Shares in private placement transactions to certain investors. The net proceeds were allocated to the Common Shares and warrants to purchase Common Shares, based on the relative fair value of each security at the time of issuance. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, a director of ours at the time of issuance, is a principal of Sanders Morris Harris Inc. We also entered into an agreement with the investors in the private placement in which we agreed to file a registration statement for the 13,400,000 Common Shares and the 1,340,000 Common Shares issuable upon exercise of the warrants and have that registration statement declared effective within 120 days from April 30, 2004. Due to the nature of certain financial penalties within the registration rights agreement, the Common Shares, warrants and related proceeds from the offering are classified outside of shareholders’ equity at June 30, 2004, as the shares were not registered at such date. However, such amounts will be reclassified to permanent equity during the third quarter of 2004, as the shares became fully registered in August 2004. The warrants, which had an initial carrying value of $2.6 million and are classified as a liability, have been remeasured to their fair value as of June 30, 2004, resulting in a $0.4 million charge to earnings.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss attributable to Common Shareholders as reported	$(18,615)	$(15,995)	$(29,349)	$(24,308)
Stock-based employee compensation expense pursuant to SFAS No. 123, net of tax	(2,419)	(858)	(4,708)	(1,286)

Pro forma net loss attributable to Common Shareholders	$(21,034)	$(16,853)	$(34,057)	$(25,594)

Basic and diluted loss per share:
As reported	$(0.21)	$(0.42)	$(0.37)	$(0.67)

Pro forma	$(0.24)	$(0.45)	$(0.43)	$(0.70)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of options granted to June 30, 2004, was estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Annual dividend yield	—	—	—	—
Weighted-average expected life (years)	3 years	3 years	3 years	3 years
Risk-free interest rate	2.57%	3.46%	2.57%	3.46%
	to 4.62%	to 4.92%	to 4.62%	to 4.96%
Volatility	53%	72%	53%	72%

      Compensation expense recognized for stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, forfeited or expire.

      Details of our 1997 and 1999 Stock Option Plans are described in our consolidated financial statements for the year ended December 31, 2003 filed on Form 10-K. There are no options outstanding under the 1997 Stock Option Plan. Our options are denominated in U.S. and Canadian dollars. During the six months ended June 30, 2004, options to purchase 5,259,000 Common Shares were granted. As of June 30, 2004, the weighted average exercise price for options outstanding was $4.62 and C$6.47 for U.S. and Canadian dollar denominated options, respectively. During the six months ended June 30, 2004, 215,000 options were exercised and 128,735 options expired or were terminated. As of June 30, 2004, the aggregate number of options outstanding entitled holders to purchase 12,744,964 Common Shares at prices ranging from $3.12 to $12.00 and C$4.05 to C$18.05 for U.S. and Canadian dollar denominated options, respectively.

12.	Comprehensive Income (Loss)

      Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003 are as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss	$(18,615)	$(3,506)	$(29,349)	$(3,287)
Foreign currency translation adjustment	(3,249)	7,760	(5,415)	13,734

Comprehensive income (loss)	$(21,864)	$4,254	$(34,764)	$10,447

13.	Segment Information

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

Eastern and Western Canada while the U.S. operations are in Florida and the Southwest (primarily Arizona and Texas). We believe our Canadian and United States geographic segments meet the “Aggregation Criteria” set forth in SFAS No. 131 for the following reasons: (i) the nature of the service, waste collection

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and disposal, is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills) and (iv) the regulatory environment is consistent within Canada and the United States.

      The tables below present certain segment information on our geographic segments as of, and for the three months and six months ended June 30, 2004 and 2003 (unaudited):

Three Months Ended June 30, 2004	Canada	U.S.	Elimination	Total

Revenue	$34,395	$38,231	$—	$72,626
Operating and other expenses	32,119	39,636	—	71,755
Income (loss) from operations	2,276	(1,405)	—	871
Depreciation, depletion and amortization	3,676	4,133	—	7,809
Interest expense (income)	38	14,402	(2,174)	12,266
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	4,290	—	4,290
Total assets	375,943	493,637	(180,751)	688,829
Long-lived assets	345,261	465,022	(180,751)	629,532

Three Months Ended June 30, 2003	Canada	U.S.	Elimination	Total

Revenue	$31,282	$—	$—	$31,282
Operating and other expenses	31,038	262	—	31,300
Income (loss) from operations	244	(262)	—	(18)
Depreciation, depletion and amortization	3,566	—	—	3,566
Interest expense	1,621	418	(372)	1,667
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	2,198	—	2,198

Six Months Ended June 30, 2004	Canada	U.S.	Elimination	Total

Revenue	$64,712	$58,231	$—	$122,943
Operating and other expenses	61,304	60,563	—	121,867
Income (loss) from operations	3,408	(2,332)	—	1,076
Depreciation, depletion and amortization	7,122	6,159	—	13,281
Interest expense (income)	117	21,174	(2,709)	18,582
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	8,309	—	8,309

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2003	Canada	U.S.	Elimination	Total

Revenue	$56,562	$—	$—	$56,562
Operating and other expenses	55,254	262	—	55,516
Income from operations	1,308	(262)	—	1,046
Depreciation, depletion and amortization	6,791	—	—	6,791
Interest expense	2,928	418	(359)	2,987
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	2,198	—	2,198

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K, under the name of Capital Environmental Resource Inc., (now known as Waste Services (CA) Inc.) for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Forward Looking Statements” under the heading “Risk Factors” as well as our other filings made with the Securities and Exchange Commission.

Overview

      We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became our subsidiary.

      In July 2004, we appointed Charles A. Wilcox as President and Chief Operating Officer. Prior to joining us, Mr. Wilcox held the positions of Senior Vice President, Market Planning and Development, and prior to that, Senior Vice President Eastern Group for Waste Management, Inc. In the third quarter, we expect to recognize a severance charge of approximately $1.7 million pursuant to the terms of our former Chief Operating Officer’s employment agreement.

      As further described in our discussion under the heading “Liquidity and Capital Resources,” we failed to meet certain of the financial covenants contained in the Credit Facilities. We are currently in discussion with lenders to obtain a waiver of our failure to comply, as well as provide access to capacity under our revolving credit facility. We cannot provide any assurance that we will be able to maintain existing capacity or obtain short-term liquidity on acceptable terms or at all. If our lenders accelerate repayment of our debt, it would cause substantial doubt about our ability to continue as a going concern.

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

      We provide collection services for commercial and industrial customers generally under one to three year service agreements. We determine the fees we charge our customers based on a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on cost increases is sometimes limited by the terms of our contracts.

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

Expense Structure

      Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations in each of our markets which will allow us to internalize our own collection volume into our landfills and transfer stations. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically our internalization has been relatively low, but as a result of the recent opening of our landfills in Florida and Arizona, we expect our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of our collection volumes to these landfill sites.

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

      Selling, general and administrative expense includes managerial costs, information systems, sales force, administrative expenses and professional fees. We have made a significant investment in information systems and in assembling our management team to support our growth strategy. As such, our selling, general and administrative expense for the year-to-date period as a percentage of our revenue has increased over the same period last year. We expect selling, general and administrative expense to decline as a percentage of revenue as we complete and integrate acquisitions and increase volume at our new landfill sites.

      Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including capping, closure and post-closure obligations using the units-of-consumption method, and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete which are amortized over the expected life of the benefit to be received by such intangibles. As further discussed in Note 2 to the unaudited condensed consolidated financial statements, effective January 1, 2004, we changed our method of accounting for asset retirement obligations.

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

Recent Acquisitions

      In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets.

      In April 2004, we completed an exchange of the Nassau Landfill and related assets, which were acquired from Allied in December 2003, for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million. As part of this exchange, the new owner of the Nassau Landfill assumed responsibility for the closure and post closure obligations related to the landfill. Proceeds in excess of net assets exchanged reduced goodwill from the original Allied Assets acquisition by $8.6 million.

      In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, subject to further adjustment and the issuance of 9,250,000 Common Shares valued at approximately $51.4 million. Florida Recycling’s operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets. The performance of the operations of Florida Recycling has been below our expectations and we are in the process of conducting a thorough review of all aspects of Florida Recycling’s business in an effort to identify the factors contributing to this level of performance.

      In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). We expect the landfill to being operations during the third quarter of 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. The landfill site, which will serve the metropolitan Houston area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we will be required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement, after we commence operations at the site and for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter.

      During the first quarter of 2004, we acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the current and future issuance of 949,800 Common Shares valued at approximately $5.5 million. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan, Canada. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

      During July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. The landfill began operations July 2004. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the Southeast Regional Landfill) and, as a condition of the purchase, we issued 1,250,000 Common Shares valued at $5.5 million to the sellers during the second quarter of 2004 which has been capitalized as a cost of the landfill. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. Additionally, we entered into a royalty agreement whereby we will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Southeast Regional Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill.

      We expect to continue to make strategic acquisitions which we intend to finance through cash on hand, our Senior Secured Credit Facilities, and/or the issuance of other debt and equity financings.

Factors that Might Affect Future Results

      We have recently acquired and commenced operations at three large municipal solid waste landfill sites in the United States that we believe will materially affect our revenue, profitability and cash flow going forward. These landfills do not have historical operations, and accordingly, our condensed consolidated operating results will not be comparable to financial information for future periods.

      The following summarizes our three recently acquired landfills:

•	JED Landfill — a municipal solid waste landfill with 24 million cubic yards of permitted capacity, located in Osceola County, Florida. The landfill is located approximately 20 miles south of metropolitan Orlando and is well positioned to serve the Orlando metropolitan area and the surrounding counties. The facility opened for operation in the first quarter of 2004. Part of our strategy is to maximize the internalization of waste volumes to our JED Landfill. The execution of this strategy is dependent partly upon the opening of three transfer stations in central Florida. Operations at these transfer station sites were all expected to be operational by the fourth quarter of 2004. However, due to construction delays we now expect them to begin operations in the second and third quarters of 2005.

•	Southeast Regional Landfill — a municipal solid waste landfill development with 224 million cubic yards of permitted capacity, located in Pinal County, Arizona. The landfill is located between Phoenix and Tucson, Arizona and is well-positioned to serve both markets. The facility opened for operation in the third quarter of 2004. In the third quarter of 2004, we began operations at two of our newly constructed transfer stations in the Phoenix market area.

•	Fort Bend Regional Landfill — a municipal solid waste landfill development with 48 million cubic yards of permitted capacity, located in Fort Bend County, Texas. The landfill is located approximately 15 miles southwest of metropolitan Houston and is well-positioned to serve the Houston metropolitan area, including Fort Bend County. We expect the landfill facility to open for operations in the third quarter of 2004. We are currently working though construction permitting issues which may delay the opening of our Houston transfer station. We previously expected the transfer station to begin operations in the fourth quarter of 2004.

Results of Operations for the Three Months and Six Months Ended June 30, 2004 and 2003

      A portion of our operations are domiciled in Canada; as such, we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

      Our consolidated results of operations for the three and six months ended June 30, 2004 and 2003 by geographic segment is as follows (in thousands):

	Three Months Ended June 30, 2004

	Canada		U.S.		Total

Revenue	$34,395	100.0%	$38,231	100.0%	$72,626	100.0%
Operating expenses:
Cost of operations	23,210	67.5%	26,703	69.9%	49,913	68.7%
Selling, general and administrative expense	5,185	15.1%	8,774	22.9%	13,959	19.2%
Stock-based compensation expense	331	1.0%	26	0.1%	357	0.5%
Depreciation, depletion and amortization	3,676	10.6%	4,133	10.8%	7,809	10.8%
Foreign exchange gain and other	(283)	(0.8)%	—	—	(283)	(0.4)%

Income (loss) from operations	$2,276	6.6%	$(1,405)	(3.7)%	$871	1.2%

	Three Months Ended June 30, 2003

	Canada		U.S.		Total

Revenue	$31,282	100.0%	$—	—	$31,282	100.0%
Operating expenses:
Cost of operations	20,430	65.3%	—	—	20,430	65.3%
Selling, general and administrative expense	6,530	20.9%	262	0.0%	6,792	21.7%
Stock-based compensation expense	120	0.4%	—	—	120	0.4%
Depreciation, depletion and amortization	3,566	11.3%	—	—	3,566	11.4%
Foreign exchange loss and other	392	1.3%	—	—	392	1.3%

Income (loss) from operations	$244	0.8%	$(262)	0.0%	$(18)	(0.1)%

	Six Months Ended June 30, 2004

	Canada		U.S.		Total

Revenue	$64,712	100.0%	$58,231	100.0%	$122,943	100.0%
Operating expenses:
Cost of operations	44,110	68.1%	39,974	68.7%	84,084	68.4%
Selling, general and administrative expense	11,505	17.8%	14,404	24.7%	25,909	21.0%
Stock-based compensation benefit	(1,060)	(1.6)%	26	0.0%	(1,034)	(0.8)%
Depreciation, depletion and amortization	7,122	11.0%	6,159	10.6%	13,281	10.8%
Foreign exchange gain and other	(373)	(0.6)%	—	—	(373)	(0.3)%

Income (loss) from operations	$3,408	5.3%	$(2,332)	(4.0)%	$1,076	0.9%

	Six Months Ended June 30, 2003

	Canada		U.S.		Total

Revenue	$56,562	100.0%	$—	—	$56,562	100.0%
Operating expenses:
Cost of operations	37,024	65.5%	—	—	37,024	65.5%
Selling, general and administrative expense	11,259	19.9%	262	0.0%	11,521	20.4%
Stock-based compensation benefit	(177)	(0.3)%	—		(177)	(0.3)%
Depreciation, depletion and amortization	6,791	12.0%	—	—	6,791	12.0%
Foreign exchange loss and other	357	0.6%	—	—	357	0.6%

Income (loss) from operations	$1,308	2.3%	$(262)	0.0%	$1,046	1.8%

Revenue

      A summary of our revenue for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

Collection	$60,688	78.7%	$26,013	75.2%	101,079	77.4%	$46,715	75.1%
Landfill disposal	5,290	6.9	2,834	8.2	9,436	7.2	5,535	8.9
Transfer station	6,266	8.1	4,420	12.8	11,175	8.5	7,534	12.1
Material recovery facilities	2,510	3.3	1,085	3.1	4,813	3.7	2,045	3.3
Other specialized services	2,314	3.0	245	0.7	4,241	3.2	386	0.6

	77,068	100.0%	34,597	100.0%	130,744	100.0%	62,215	100.0%

Intercompany elimination	(4,442)		(3,315)		(7,801)		(5,653)

	$72,626		$31,282		122,943		56,562

      Revenue was $72.6 million and $31.3 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $41.3 million or in excess of 100%. The increase in revenue for the three months ended June 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):

Acquisitions in the United States	$38,231	122.2%
Internal revenue growth due to volume increases	1,273	4.1
Internal revenue growth due to price increases	575	1.8
Acquisitions in Canada	118	0.4
Favorable effects of foreign exchange fluctuations	1,147	3.7

Increase in revenue	$41,344	132.2%

      Revenue was $122.9 million and $56.6 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $66.3 million or in excess of 100%. The increase in revenue for the six months ended June 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):

Acquisitions in the United States	$58,231	103.1%
Internal revenue growth due to volume increases	1,545	2.7
Internal revenue growth due to price increases	1,137	2.0
Acquisitions in Canada	480	0.8
Favorable effects of foreign exchange fluctuations	4,988	8.8

Increase in revenue	$66,381	117.4%

Cost of Operations

      Cost of operations was $49.9 million and $20.4 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $29.5 million or in excess of 100%. As a percentage of revenue, cost of operations was 68.7% and 65.3% for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of operations as a percentage of revenue is due to lower margins on our newly acquired U.S. operations as compared to our Canadian operations. The increase in disposal, subcontractor, and labor costs in aggregate dollars and as a percent of revenue is due to increased disposal rates and volumes as well as higher transportation costs at our Canadian operations. The increase in cost of operations for the three months ended June 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):

Acquisitions in the United States	$26,703	130.7%
Disposal and subcontractor cost increases	1,004	4.9
Labor cost increases	679	3.3
Acquisitions in Canada	48	0.2
Other increases	218	1.1
Unfavorable effects of foreign exchange fluctuations	831	4.1

Increase in cost of operations	$29,483	144.3%

      Cost of operations was $84.1 million and $37.0 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $47.1 million or in excess of 100%. As a percentage of revenue, cost of operations was 68.4% and 65.5% for the six months ended June 30, 2004 and 2003, respectively. The increase in cost of operations as a percentage of revenue is due to lower margins on our newly acquired U.S. operations as compared to our Canadian operations as well as higher costs of labor on certain residential hauling contracts in our Canadian operations. The increase in disposal, subcontractor, and labor costs in aggregate dollars and as a percent of revenue is due to increased disposal rates and volumes as well as higher transportation costs at our

Canadian operations. The increase in cost of operations for the six months ended June 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):

Acquisitions in the United States	$39,974	108.0%
Disposal and subcontractor cost increases	1,312	3.5
Labor cost increases	1,805	4.9
Acquisitions in Canada	286	0.8
Other increases	212	0.6
Unfavorable effects of foreign exchange fluctuations	3,471	9.3

Increase in cost of operations	$47,060	127.1%

Selling, general and administrative expense

      Selling, general and administrative expense, excluding stock-based compensation expense, was $14.0 million and $6.8 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $7.2 million or in excess of 100%. As a percentage of revenue, selling, general and administrative expense was 19.2% and 21.7% for the three months ended June 30, 2004 and 2003, respectively. Selling, general and administrative expense was $25.9 million and $11.5 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $14.4 million or in excess of 100%. As a percentage of revenue, selling, general and administrative expense was 21.0% and 20.4% for the six months ended June 30, 2004 and 2003, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions in the U.S., increased salaries, systems and other overhead costs incurred in connection with our expansion into the U.S. Overhead at our corporate offices was $5.1 million and $4.0 million for the three months ended June 30, 2004 and 2003, respectively and $11.0 million and $5.8 million for the six months ended June 30, 2004 and 2003, respectively. Due to the failure to meet our internal expectations, we reversed $1.4 million of excess bonus accrual, $0.7 million of which was accrued in the first quarter of 2004. In connection with our previously defined migration transaction we incurred legal and professional fees of $0.6 million and $0.7 million for the three and six months ended June 30, 2004. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense $0.1 million and $0.8 million for the three and six months ended June 30, 2004, respectively. We expect selling, general and administrative expense as a percentage of revenue to decline in future periods in 2004, primarily due to spreading our overhead costs over a larger revenue base resulting from our recent acquisitions and landfill openings in the U.S.

Stock-based compensation expense (benefit)

      Stock-based compensation expense (benefit) relates to warrants issued to an executive officer in 2001 for which variable accounting applies and options or warrants issued to non-employees for services to be rendered. Stock-based compensation expense (benefit), which is partially based on changes in our stock price, was $0.4 million and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and $(1.0) million and $(0.2) million for the six months ended June 30, 2004 and 2003, respectively.

Depreciation, depletion and amortization

      Depreciation, depletion and amortization was $7.8 million and $3.6 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $4.2 million or in excess of 100.0%. As a percentage of revenue depreciation, depletion and amortization was 10.8% and 11.4% for the three months ended June 30, 2004 and 2003, respectively. The overall increase in depreciation, depletion and amortization for the three months ended June 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):

Acquisitions in the United States	$4,133	115.9%
Increase in depreciation	388	10.8
Decrease in depletion at our Canadian landfill operations	(382)	(10.7)
Unfavorable effects of foreign exchange fluctuations	104	3.0

Increase in depreciation, depletion and amortization	$4,243	119.0%

      Depreciation, depletion and amortization was $13.3 million and $6.8 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $6.5 million or 95.6%. As a percentage of revenue depreciation, depletion and amortization was 10.8% and 12.0% for the six months ended June 30, 2004 and 2003, respectively. The overall increase in depreciation, depletion and amortization for the six months ended June 30, 2004 as compared to the same period in the prior year is due to the following (in thousands):

Acquisitions in the United States	$6,159	90.7%
Increase in depreciation	666	9.8
Decrease in depletion at our Canadian landfill operations	(885)	(13.0)
Unfavorable effects of foreign exchange fluctuations	550	8.1

Increase in depreciation, depletion and amortization	$6,490	95.6%

      The overall increase in depreciation, depletion and amortization is primarily due to our U.S. acquisitions and the opening of our JED Landfill. The decline in depreciation, depletion, and amortization as a percentage of revenue is primarily due to the relative mix of landfill disposal revenue to total revenue. In addition, depletion decreased primarily due to lower volumes at one of our Canadian landfills that was part of our operations in both 2004 and 2003. The weighted average landfill depletion rate for our operating Canadian landfills during the six months ended June 30, 2004 and 2003 was C$10.18 and C$11.16 per tonne, respectively. The weighted average landfill depletion rate for our operating U.S. landfills during the six months ended June 30, 2004 was $6.58 per ton.

Foreign exchange loss (gain) and other

      Foreign exchange loss (gain) and other was $(0.3) million and $0.4 for the three months ended June 30, 2004 and 2003, respectively and $(0.4) and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. The foreign exchange loss and other relates primarily to the re-measuring of U.S. dollar denominated cash balances into Canadian dollars.

Interest expense

      The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2004		2003		2004		2003

Waste Services Preferred Stock and amortization of issue costs	$4,290	25.9%	$2,198	56.9%	8,309	30.9%	2,198	42.4%
Credit facility and Senior Subordinated Note interest	4,863	29.4	1,131	29.3	8,763	32.6	2,050	39.5
Amortization of debt issue costs	7,406	44.7	245	6.3	9,616	35.8	465	9.0
Capitalized interest	(178)	(1.1)	—	—	(178)	(0.7)	—	—
Other interest expense	175	1.1	291	7.5	381	1.4	472	9.1

	$16,556	100.0%	$3,865	100.0%	$26,891	100.0%	5,185	100.0%

      Interest expense was $16.6 million and $3.9 million for the three months ended June 30, 2004 and 2003, respectively, an increase of $12.7 million or in excess of 100%. Interest expense was $26.9 million and $5.2 million for the six months ended June 30, 2004 and 2003, respectively, an increase of $21.7 million or in excess of 100%. The increase is due primarily to (i) increased amortization of debt issue costs of $7.2 million and $9.1 million for the three and six months ended June 30, 2004, which includes a $6.5 million charge for the remaining unamortized debt issue costs associated with the repayment of our 364-day Credit Facility in April 2004, (ii) increased interest expense relative to our senior credit facilities and 9 1/2% Subordinated Notes of $3.7 million and $6.7 million for the three and six months ended June 30, 2004, respectively and (iii) increased non-cash dividends and amortization of issue costs relative to our cumulative mandatorily redeemable preferred shares of $2.1 million and $6.1 million for the three and six months ended June 30, 2004. The weighted average interest rate on credit facility borrowings was 6.7% and 7.1%, for the three months ended June 30, 2004 and 2003, respectively, and 7.8% and 6.7% for the six months ended June 30, 2004 and 2003, respectively. We expect cash interest expense to increase in future periods in 2004 due to increased debt balances coupled with overall higher interest rates.

Changes in fair value of warrants pending registration

      Due to the nature of certain financial penalties within the registration rights agreement in our April 2004 private placement, the Common Shares, warrants and related proceeds from the offering are classified outside of shareholders’ equity until the registration is declared effective. However, such amounts will be reclassified to permanent equity during the third quarter of 2004, as the shares became fully registered in August 2004. The warrants, which are classified as a liability, have been remeasured to their fair value as of June 30, 2004, resulting in a $0.4 million charge to earnings.

Income tax provision (benefit)

      The provision (benefit) for income taxes was $2.5 million and $(0.4) million for the three months ended June 30, 2004 and 2003, respectively. The provision (benefit) for income taxes was $3.3 million and $(0.3) million for the six months ended June 30, 2004 and 2003, respectively. In 2004, we have recognized a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on the cumulative mandatorily redeemable preferred shares, including the corresponding amortization of discounts and debt issue costs, and the Canadian Large Corporations tax. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carryforwards generated in the U.S.

Liquidity and Capital Resources

      Our principal capital requirements are to fund capital expenditures, fund business and asset acquisitions and for debt service. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities, our ability to issue performance bonds and letters of credit and proceeds from debt and equity issuances.

Senior Secured Credit Facilities

      On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of our assets and the assets of our U.S. restricted subsidiaries as well as the shares of capital stock of the U.S. restricted subsidiaries held by us. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of our first tier foreign subsidiaries are pledged to secure obligations under the Credit Facilities. As of June 30, 2004, no amounts were drawn under the facility and $9.7 million was used to support outstanding letters of credit. As of

August 16, 2004, $14.0 million was drawn under the facility and $10.2 million was used to support outstanding letters of credit.

      As of June 30, 2004 we failed to meet certain of the financial covenants contained in the Credit Facilities, which constitutes an event of default. As such, we are not able to draw amounts under our revolving credit facilities. We are currently in discussion with lenders to obtain a waiver of our failure to comply, as well as provide access to capacity under our revolving credit facility. Additionally, we will seek to negotiate new financial covenants for the remaining term of the Credit Facilities. We cannot provide any assurance that we will be able to maintain existing capacity or obtain short-term liquidity on acceptable terms or at all, or at what interest or collateral requirements. As our lenders continue to review their loans with us, there is no assurance that all amounts outstanding under existing loans will not be accelerated or adversely modified.

      If our lenders do not grant a waiver or amend our Credit Facilities, they have the right to seek remedies including acceleration of all outstanding amounts due under the Credit Facilities. If the lenders seek acceleration of amounts outstanding under the Credit Facilities, this would cause a cross default to occur under the senior subordinated notes and certain other subordinated notes, thus giving each the right to demand accelerated repayment. We can provide no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should these events occur. If the lenders accelerate repayment of our debt, it would cause substantial doubt about our ability to continue as a going concern.

      Although we believe we will be successful in obtaining a waiver and/or an amendment, there can be no assurance we will be successful in our efforts and accordingly, as of June 30, 2004 we have reclassified all of our outstanding debt as current.

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

      The following table sets forth our financial covenant levels for the current and each of the next four quarters:

	Maximum Consolidated	Maximum Consolidated Senior	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Secured Leverage Ratio	Interest Coverage Ratio

FQ2 2004	5.50:1.00	2.50:1.00	2.50:1.00
FQ3 2004	5.50:1.00	2.50:1.00	2.50:1.00
FQ4 2004	5.25:1.00	2.25:1.00	2.75:1.00
FQ1 2005	5.11:1.00	2.25:1.00	2.75:1.00
FQ2 2005	4.75:1.00	2.25:1.00	3.00:1.00

Senior Subordinated Notes

      On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semiannually commencing October 15, 2004. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are is required to offer to repurchase all the Subordinated Notes at 100.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

      The Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic restricted subsidiaries. The Canadian operations are not guarantors under the Subordinated Notes.

      The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of our Preferred Stock; (vi) transactions with affiliates and (vii) certain sales of assets.

      We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default. Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Subordinated Notes.

Equity Placement

      On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 Common Shares and warrants to purchase 1,340,000 Common Shares of Capital in private placement transactions to certain investors. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, a director of ours at the time of such issuance, is a principal of Sanders Morris Harris Inc. We also entered into an agreement with the investors in the private placement in which we agreed to file a registration statement for the 13,400,000 Common Shares and the 1,340,000 Common Shares issuable upon exercise of the warrants and have that registration statement declared effective within 120 days from April 30, 2004, or incur certain penalties. The registration statement was declared effective in August 2004.

Cumulative Mandatorily Redeemable Preferred Shares

      In May 2003, Waste Services issued 55,000 shares of redeemable Preferred Stock (the “Waste Services Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Waste Services Subscription Agreement”), at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Waste Services Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services Preferred stock are non-voting. The Waste Services Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $67.2 million as of June 30, 2004. The Waste Services Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Waste Services Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.

      As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Waste Services Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Waste Services Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Waste Services Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Waste Services Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of Waste Services or of its assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of Waste Services dated April 30, 2004, if Waste Services determines, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then Waste Services may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied or (iii) a sale of Waste Services. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of Waste Services or its assets within 20 months of initiation of the sale process by the holders of Waste Services Preferred Stock, then on notice from the holders of the Waste Services Preferred Stock, all outstanding Waste Services Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Waste Services Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then Waste Services is not required to pay this increased liquidation amount until the delayed sale date.

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

Equity Issuance

      The following table summarizes common share issuances during the six months ended June 30, 2004:

Number of
Common Shares

Acquisitions:
Florida Recycling	8,250,000
Fort Bend Regional Landfill	4,375,000
Southeast Regional Landfill (shares issued upon obtaining the landfill permit)	1,250,000
Collection operations in Arizona	911,370
Landfill acquisition in Saskatchewan	12,000

Total Common Shares issued in connection with acquisitions	14,798,370
Private placement (classified as mezzanine financing pending the registration of the shares)	13,400,000
Common Shares issued upon exercise of options and warrants	311,083

Common Shares issued during the six months ended June 30, 2004	28,509,453

Surety Bonds, Letters of Credit and Insurance

      Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March, 31, 2004 and December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $63.5 million and $19.6 million, respectively, to collateralize our obligations.

      Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payment of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2004 we have posted a letter of credit with our U.S. insurer of approximately $2.3 million to cover the liability for losses within the deductible limit.

Cash Flows

      The following discussion relates to the major components of the changes in cash flows for the six months ended June 30, 2004 and 2003.

Cash Flows from Operating Activities

      Cash flows provided by operating activities was $8.1 million and $5.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our domestic acquisitions as well as improvements in working capital.

Cash Flows used in Investing Activities

      Cash flows used in investing activities was $174.6 million and $82.2 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash used in investing activities is primarily due to the various business acquisitions we completed during the first six months of 2004 and increased capital expenditures. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities, subject to the limitations on our investing activities set out in the Credit Facilities Agreement, and the issuance of additional debt and/or equity securities.

Cash Flows from Financing Activities

      Cash flows provided by financing activities was $148.6 million and $91.0 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash flows from financing activities is due to our debt offering and private placement financing transaction previously discussed.

Off-Balance Sheet Financing

      We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. Capital has entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, Capital entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreement are further described in our annual financial statements for the year ended December 31, 2003, as filed on Form 10-K with the Securities and Exchange Commission.

Landfill Sites

      The following table summarizes the changes in our operating landfill capacity for the six months ended June 30, 2004 (in thousands of cubic yards):

	Balance,				Balance,
	Beginning	Landfills	Landfills	Airspace	End of
	of Period	Acquired	Divested	Consumed	Period

Canada
Permitted capacity	10,871	1,430	—	(223)	12,078
Probable expansion capacity	—	—	—	—	—

Total available airspace	10,871	1,430	—	(223)	12,078

Number of sites	2	1	—		3

United States(1)
Permitted capacity	26,084	—	(83)	(249)	25,752
Probable expansion capacity	18,300	—	—	—	18,300

Total available airspace	44,384	—	(83)	(249)	44,052

Number of sites	3	—	(1)		2

Total
Permitted capacity	36,955	1,430	(83)	(472)	37,830
Probable expansion capacity	18,300	—	—	—	18,300

Total available airspace	55,255	1,430	(83)	(472)	56,130

Number of sites	5	1	(1)		5

(1)	Excludes our Southeast Regional Landfill in Arizona (opened during July 2004) and Fort Bend Regional Landfill in Texas (expected to open during the third quarter of 2004) which have initial permitted capacities of 224 million and 48 million cubic yards, respectively.

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

      Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	changes in inflation;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	the outcome of pending legal claims against us;

•	changes in general business and economic conditions and in the financial markets; and

•	changes in accounting standards or pronouncements.

      Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2003, included under Item 1. of the annual report, “Business — Risk Factors” as well as set forth in our Form S-3/A as filed on August 3, 2004. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

      You should also carefully consider the following factor and other information in this Form 10-Q when considering our company and its common stock:

As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. We are currently in discussion with lenders to obtain a waiver of our failure to comply, as well as provide access to capacity under our revolving credit facility. We cannot provide any assurance that we will be able to maintain existing capacity or obtain short-term liquidity on acceptable terms or at all. If our lenders accelerate repayment of our debt, it would cause substantial doubt about our ability to continue as a going concern. Additionally, if our ongoing viability is seriously threatened, we may be forced to evaluate a number of strategic alternatives, including a debt restructuring or other reorganization, the closure of certain operating locations or the sale of certain of our assets in order to continue to fund our operations. If we attempted to sell assets in order to continue to fund our operations, there can be no assurance that the proceeds of any such sales would be sufficient to satisfy our liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three and six months ended June 30, 2004 and 2003 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease loss from Canadian operations by less than $0.1 million.

      As of June 30, 2004, we were exposed to variable interest rates under our new Credit Facilities. The interest rates payable on our revolving and term facilities are based on a spread over base rate and Eurodollar loans as defined at our option. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.3 million.

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

      Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements contained herein.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On April 29, 2004, we issued a total of 8,250,000 Common Shares in partial consideration for the acquisition of the shares of Florida Recycling Services, Inc. The exemption from registration was pursuant to Section 4 (2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

      On April 30, 2004, we issued a total of 13,400,000 Common Shares and warrants to purchase 1,340,000 Common Shares for aggregate consideration of $53,600,000 in a private placement transaction to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act. The warrants have an exercise price of $4.00 per share and expire on April 30, 2009.

      On June 16, 2004, we issued a total of 1,250,000 Common Shares in a private placement transaction as consideration for the deferred purchase price for Cactus Waste Systems LLC. The exemption from registration was pursuant to Section 4 (2) of the Securities Act and the rules and regulations promulgated under the Securities Act on the basis that the transaction did not involve a public offering.

Item 3.	Defaults upon Senior Securities

      Information regarding our Default of the Credit Facilities may be found under “Senior Secured Credit Facilities” section of Note 8, “Debt” to our unaudited condensed consolidated financial statements contained herein.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

      Exhibit 31.1 — Section 302 Certification of David Sutherland — Yoest, Chairman and Chief Executive Officer

      Exhibit 31.2 — Section 302 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

      Exhibit 32.1 — Section 1350 Certification of David Sutherland — Yoest, Chairman and Chief Executive Officer

      Exhibit 32.2 — Section 1350 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

      (b) Reports on Form 8-K during the quarter ended June 30, 2004:

      On April 2, 2004, we filed a current report on Form 8-K to furnish a copy of a press release issued on March 31, 2004 announcing our results of operations for the year ended December 31, 2004 and the filing of our Annual Report on Form 20-F.

      On April 15, 2004, we filed a current report on Form 8-K to furnish a copy of a press release issued on April 14, 2004 announcing commencement of the private placement of $160.0 million aggregate principal amount of Senior Subordinated Notes due 2014 and to file information included in the confidential preliminary offering memorandum dated April 14, 2004, relating to the offering of the Senior Subordinated Notes.

      On April 15, 2004, we filed a current report on Form 8-K disclosing information included in the confidential preliminary offering memorandum dated April 14, 2004, relating to the offering of the Senior Subordinated Notes as well as other information.

      On May 3, 2004, we filed a current report on Form 8-K to furnish a copy of a press release issued on May 3, 2004 announcing the completion of a new $160 million Credit Facility, an offering of $160 million of Senior Subordinated Notes, a private placement of 13,400,000 Common Shares with 1,340,000 warrants to purchase Common Shares and the closing of the previously announced acquisition of Florida Recycling Services, Inc.

      On May 10, 2004, we filed a current report on Form 8-K to announce the acquisition of Florida Recycling, to announce the completion of certain phases of an asset acquisition from Allied Waste Industries, Inc., to discuss our recently completed financing transactions and to file the relevant pro forma financial information relative to these transactions.

      On May 13, 2004, we filed a current report on Form 8-K to furnish a copy of a press release issued on May 13, 2004 announcing our results of operations for the quarter ended March 31, 2004.

      On June 9, 2004, we filed a current report on Form 8-K to announce the acquisition of Florida Recycling, to announce the completion of the acquisition of certain assets from Allied Waste Industries, Inc., to discuss our recently completed financing transactions and to bring current the relevant pro forma information relative to these transactions.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, Waste Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004

By:	/s/ DAVID SUTHERLAND-YOEST

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer, and Director

By:	/s/ RONALD L. RUBIN

Ronald L. Rubin
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

Exhibit 31.1	—	Section 302 Certification of David Sutherland-Yoest, Chairman and Chief Executive Officer
Exhibit 31.2	—	Section 302 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer
Exhibit 32.1	—	Section 1350 Certification of David Sutherland-Yoest, Chairman and Chief Executive Officer
Exhibit 32.2	—	Section 1350 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer