Form 10-Q
period 2004-09-30
WASTE SERVICES, INC.
filed 2004-11-12
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-25955

Waste Services, Inc.

(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

(Exact name of registrant as specified in its charter)
Delaware	01-0780204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☑

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 31, 2004 was 96,726,711 (assuming exchange of all exchangeable shares not held by Waste Services).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,404	$21,062
Restricted cash	-	14,433
Accounts receivable (net of allowance for doubtful accounts
of $2,442 and $620 as of September 30, 2004 and December 31, 2003, respectively)	50,784	26,999
Prepaid expenses and other current assets	17,604	29,649

Total current assets	71,792	92,143

Property and equipment, net	124,201	74,521
Landfill sites, net	170,278	117,541
Deferred income taxes, net	2,370	1,135
Goodwill and other intangible assets, net	326,173	163,380
Other assets	22,994	22,278

Total assets	$717,808	$470,998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,308	$12,074
Accrued expenses and other current liabilities	36,754	25,401
Short-term financing and current portion of long-term debt	1,163	172,280

Total current liabilities	70,225	209,755

Long-term debt	275,507	3,130
Accrued closure, post-closure and other obligations	9,327	8,791
Cumulative mandatorily redeemable Preferred Stock (net of
discount of $9,799 and $13,558 as of September 30, 2004 and
December 31, 2003, respectively)	60,455	48,205

Total liabilities	415,514	269,881

Commitments and contingencies (See Note 10)

Shareholders' equity:
Common stock of Waste Services, Inc. $0.01 par value; 500,000,000 shares authorized;
89,284,107 and nil shares issued and outstanding as of September 30, 2004
and December 31, 2003, respectively	893	-
Additional paid-in capital	318,536	-
Treasury stock of Waste Services, Inc. at cost, 500,000 shares as of September 30, 2004
and nil as of December 31, 2003	(1,235)	-
Exchangeable shares of Waste Services (CA) Inc., no par value; 7,602,604 and nil shares issued and outstanding as of September 30, 2004
and December 31, 2003, respectively	27,201	-
Common stock of Waste Services (CA) Inc. no par value; nil and 68,338,828 shares issued and outstanding as of September 30, 2004 and December 31, 2003,
respectively	-	215,395
Options, warrants and deferred stock-based compensation	27,727	25,828
Accumulated other comprehensive income	20,298	15,952
Accumulated deficit	(91,126)	(56,058)

Total shareholders' equity	302,294	201,117

Total liabilities and shareholders' equity	$717,808	$470,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$94,615	$34,748	$217,558	$91,310

Operating and other expenses:
Cost of operations	68,427	22,915	153,043	59,939
Selling, general and administrative expense
exclusive of stock-based compensation	16,335	7,321	41,712	18,842
Stock-based compensation expense (benefit)	386	1,462	(648)	1,285
Severance and other related costs	2,709	-	2,709	-
Settlement with sellers of Florida Recycling	(8,635)	-	(8,635)	-
Depreciation, depletion and amortization	9,712	3,808	22,993	10,599
Foreign exchange loss (gain) and other	21	83	(352)	440

Income (loss) from operations	5,660	(841)	6,736	205
Interest expense	5,681	1,514	24,263	4,501
Changes in fair value of warrants	(532)	-	(111)	-
Cumulative mandatorily redeemable preferred stock dividends and
amortization of issue costs	4,535	3,858	12,844	6,056

Loss before income taxes	(4,024)	(6,213)	(30,260)	(10,352)
Income tax provision	1,695	908	5,033	574

Loss before cumulative effect of change in accounting principle	(5,719)	(7,121)	(35,293)	(10,926)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 and $256 for the nine months ended
September 30, 2004 and 2003, respectively	-	-	225	518

Net loss	(5,719)	(7,121)	(35,068)	(10,408)
Deemed dividend on Series 1 Preferred Stock	-	(33,551)	-	(54,572)

Net loss attributable to Common Shareholders	$(5,719)	$(40,672)	$(35,068)	$(64,980)

Basic and diluted loss per share:
Basic and diluted loss per share attributable to common shareholders
before cumulative effect of change in accounting principle..	$(0.06)	$(1.06)	$(0.41)	$(1.76)
Cumulative effect of change in accounting principle	-	-	-	0.01

Loss per share - basic and diluted	$(0.06)	$(1.06)	$(0.41)	$(1.75)

Weighted average common stock outstanding - basic and diluted	96,854	38,447	85,484	37,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
(In thousands)

									Options,
									Warrants and	Accumulated
	Waste Services (CA) Inc.		Waste Services, Inc.		Waste Services (CA) Inc.				Deferred	Other		Total
	Common Stock		Common Stock		Exchangeable Shares		Additional	Treasury Shares	Stock-Based	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	at Cost	Compensation	Income	Deficit	Equity

Balance, December 31, 2003	68,339	$215,395	-	$-	-	$-	$-	$-	$25,828	$15,952	$(56,058)	$201,117
Sale of common shares and warrants	13,400	49,126	-	-	-	-	-	-	2,552	-	-	51,678
Common shares and warrants issued												-
in acquisitions	14,837	80,856	-	-	-	-	-	-	-	-	-	80,856
Exercise of options and warrants	311	1,253	-	-	-	-	-	-	(212)			1,041
Deferred stock-based compensation	-	-	-	-	-	-	-	-	(441)	-	-	(441)
Migration transaction	(96,887)	(346,630)	87,657	877	9,230	33,022	312,731		-	-	-	-
Conversion of exchangeable shares	-	-	1,627	16	(1,627)	(5,821)	5,805	-	-	-	-	-
Settlement with sellers of Florida Recycling	-	-	-	-	-	-	-	(1,235)	-	-	-	(1,235)
Foreign currency translation												-
adjustment	-	-	-	-	-	-	-	-	-	4,346	-	4,346
Net loss	-	-	-	-	-	-	-	-	-	-	(35,068)	(35,068)

Balance, September 30, 2004	-	$-	89,284	$893	7,603	$27,201	$318,536	$(1,235)	$27,727	$20,298	$(91,126)	$302,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(35,068)	$(10,408)
Adjustments to reconcile net loss to net cash flows
from operating activities -
Depreciation, depletion, and amortization	22,993	10,599
Non-cash component of settlement with sellers of Florida Recycling	(1,235)	-
Cumulative mandatorily redeemable preferred stock dividends and amortization
of issue costs	12,844	6,056
Amortization of debt issue costs	9,930	721
Deferred income tax provision	5,033	574
Foreign exchange loss (gain)	(72)	678
Non-cash stock-based compensation (benefit)	(648)	1,285
Cumulative effect of change in accounting principle, net of tax	(225)	(518)
Changes in fair value of warrants	(111)	-
Other non-cash items	(48)	116
Changes in operating assets and liabilities (excluding the effects of acquisitions) -
Accounts receivable	(11,045)	(3,143)
Prepaid expenses and other current assets	(8,443)	(864)
Accounts payable	10,665	2,846
Accrued expenses and other current liabilities	6,122	(4,077)

	10,692	3,865
Cash flows from investing activities:
Cash used in business combinations and significant asset
acquisitions, net of cash acquired	(164,319)	(72,733)
Capital expenditures	(33,593)	(12,677)
Proceeds from business divestitures	9,939	-
Deposits for business acquisitions and other	(1,203)	(7,989)

	(189,176)	(93,399)
Cash flows from financing activities:
Proceeds from issuance of debt	280,000	8,801
Principal repayments of debt	(184,706)	(11,042)
Sale of common shares and warrants	53,600	-
Proceeds from release of restricted cash and release of collateral
supporting letters of credit	24,101	-
Proceeds from the issuance of Series 1 Preferred Shares	-	86,189
Proceeds from the issuance of mandatorily redeemable Preferred Shares	-	55,000
Proceeds from the exercise of options and warrants	1,041	197
Fees paid for financing transactions	(13,472)	(9,358)

	160,564	129,787

Effect of exchange rate changes on cash and cash equivalents	262	299

Increase (decrease) in cash and cash equivalents	(17,658)	40,552
Cash and cash equivalents, beginning of period	21,062	1,775

Cash and cash equivalents, end of period	$3,404	$42,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Waste Services, Inc. ("Waste Services"), successor to Capital Environmental Resource Inc. now known as Waste Services (CA) Inc. ("Capital" or the "Canadian operations") and its wholly owned subsidiaries (collectively, "we," "us" or "our"). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction, which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became Waste Services’ subsidiary. Effective with the completion of the migration on July 31 2004, the historical equity balances of Capital were reclassified into the equity of Waste Services. See Note 11 for a description of the migration transaction.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars ("C$") or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. Except as disclosed in Note 2, the accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2003, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2003. Income taxes during these interim periods have been provided for based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, intangible assets, goodwill, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, liabilities for potential litigation and deferred taxes.

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to common shareholders for the three months and nine months ended September 30, 2004 and 2003, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation are as follows (unaudited) (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Series 1 Preferred Shares	-	20,006	-	10,221
Options to purchase common shares	67	875	915	486
Warrants to purchase common shares	2,636	4,417	5,194	2,240

Dilutive securities	2,703	25,298	6,109	12,947

2. Change in Accounting Principle

On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 required us to change our methodology used to record liabilities related to capping, closure and post-closure of our landfill operations. Under SFAS No. 143, we are required to recognize as an asset, the fair value of the liability for an asset retirement obligation. The asset is then depleted, consistently with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Upon adoption, the liability we recognized represented the present value of the total estimated future asset retirement obligation. The methodology we used to define the cost pool related to an obligating event included total capping, closure and post-closure costs to be incurred, on a discounted basis, over the remaining life of the site.

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

The effect of the change in methodology, had it been adopted January 1, 2003, would have been to increase net loss before cumulative effect of change in accounting principle for the three and nine months ended September 30, 2003 by approximately $0.1 million and $0.3 million, respectively. The effect of this change on basic or diluted loss per share for the three and nine months ended September 30, 2003 would have been de minimus.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3. Business Combinations and Significant Asset Acquisitions

In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s ("Allied") northern and central Florida operations (the "Allied Assets") for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets.

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

In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. ("Florida Recycling") for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, and the issuance of 9,250,000 Common Shares valued at approximately $51.4 million. Florida Recycling operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets. Since its acquisition, the performance of the operations of Florida Recycling has been below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business in an effort to identify the factors contributing to the lower than expected level of performance. Based on the results of this review, it appears that the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. These financial statements will be re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at the quoted market price as of September 24, 2004) with a total value of approximately $8.6 million, are recorded as income in accordance with SFAS No. 141. In addition, upon completion of the 2,000 ton per day recycling and transfer facility under construction in Orlando, Florida, we will receive title to the facility which will be recorded at fair value at the date received.

In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the "Fort Bend Regional Landfill"). The landfill commenced operations during August of 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million, which has since been repaid, and the issuance of 4,375,000 common shares valued at approximately $25.0 million. The landfill site, which serves the metropolitan Houston area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston, which is presently under construction. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we are required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement received at the landfill, for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter.

During the first quarter of 2004, we acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the issuance of 949,800 Common Shares valued at approximately $5.5 million. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan, Canada. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the "Southeast Regional Landfill") and, as a condition of the purchase, we issued 1,250,000 Common Shares valued at $5.5 million to the sellers during the second quarter of 2004 which has been capitalized as a cost of the landfill. The landfill began operations in July 2004. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. Additionally, we entered into a royalty agreement whereby we will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Southeast Regional Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill.

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three and nine months ended September 30, 2004 and 2003 as if recently completed business combinations had occurred at the beginning of each period (in thousands except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$94,615	$82,416	$261,777	$233,766
Net loss attributable to common shareholders	$(5,719)	$(27,408)	$(40,046)	$(54,354)
Basic and diluted net loss per Common Share	$(0.06)	$(0.71)	$(0.47)	$(1.46)
Basic and diluted pro forma weighted average
number of common shares outstanding	96,854	38,447	85,484	37,181

Due to the pending re-audit of the Florida Recycling financial statements for each of the three years ended December 31, 2003, we have recast these proforma disclosures using our best estimate of the actual historical results of Florida Recycling. These estimates are subject to change pending the completion of the re-audit.

The operating results of acquired businesses are included in the consolidated statements of operations from the dates of acquisition. The assets acquired and liabilities assumed are recorded under the purchase method of accounting. Details of the net assets acquired and cash used in business and significant asset acquisitions during the first nine months of 2004 are as follows (unaudited):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Allied	Florida	All
	Assets	Recycling	Others	Total

Purchase price:
Cash	$45,854	$103,962	$18,350	$168,166
Seller financed note payable	-	-	5,000	5,000
Common stock and warrants	-	51,357	36,267	87,624

Total purchase price	45,854	155,319	59,617	260,790

Allocated as follows:
Working capital assumed:
Accounts receivable	3,755	7,426	889	12,070
Prepaid expenses and other current assets	258	1,114	56	1,428
Accounts payable	-	(8,444)	(835)	(9,279)
Accrued expenses and other
current liabilities	(804)	(4,246)	-	(5,050)

Net working capital	3,209	(4,150)	110	(831)

Property and equipment	10,542	23,911	6,047	40,500
Landfill sites	-	-	41,982	41,982
Other assets	-	278	-	278
Deferred taxes	-	-	(334)	(334)
Accrued closures, post-closure and other
obligations assumed	-	-	(52)	(52)
Net book value of assets acquired and
liabilities assumed	13,751	20,039	47,753	81,543

Excess purchase price to be allocated	$32,103	$135,280	$11,864	$179,247

Allocated as follows:
Goodwill	$23,111	$108,124	$11,840	$143,075
Other intangible assets	8,992	27,156	24	36,172

Total allocated	$32,103	$135,280	$11,864	$179,247

The above table includes cash deposits and acquisition related costs of $4.0 million and 1,000,000 common shares and warrants valued at $5.7 million, which relate to the Florida Recycling acquisition that were paid or deposited during 2003 and have been capitalized to the cost of the acquisition during 2004.

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)

Land and buildings	$16,155	$6,132
Vehicles	95,449	62,182
Containers, compactors, landfill and recycling equipment	57,194	39,902
Furniture, fixtures, other office equipment and leasehold improvements	7,816	5,927

Total property and equipment	176,614	114,143
Less: Accumulated depreciation	(52,413)	(39,622)

Property and equipment, net	$124,201	$74,521

5. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

Landfill sites consist of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)

Landfill sites	$185,628	$128,044
Accumulated depletion	(15,350)	(10,503)

Landfill sites, net	$170,278	$117,541

The changes in landfill sites for the nine months ended September 30, 2004 and 2003 are as follows (unaudited):
	Nine Months Ended September 30,
	2004	2003

Balance, beginning of period	$117,541	$13,084
Acquisitions	41,982	89,447
Additional landfill site costs	11,555	4,343
Additional asset retirement obligations	534	-
Depletion	(5,166)	(3,361)
Divestitures	(154)	-
Capitalized interest	178	-
Purchase price allocation adjustments for prior acquisitions	5,905	-
Effect of foreign exchange rate fluctuations	377	2,618
Change in accounting principle	(2,474)	3,657

Balance, end of period	$170,278	$109,788

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Closure, Post-Closure and Other Obligations

Accrued closure, post-closure and other obligations consist of the following:
	September 30,	December 31,
	2004	2003
	(Unaudited)

Accrued closure and post-closure obligations	$5,728	$7,737
Deferred income tax liability	2,847	-
Capital lease obligations	536	911
Other obligations	216	143

	$9,327	$8,791

Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations for the nine months ended September 30, 2004 and 2003 are as follows (unaudited):
	Nine Months Ended September 30,
	2004	2003

Balance, beginning of period	$7,737	$1,925
Acquisitions	52	-
Accretion	342	334
Additional asset retirement obligations	536	-
Divestitures	(146)	-
Purchase price allocation adjustments for prior acquisitions	(92)	-
Effect of foreign exchange rate fluctuations	130	746
Change in accounting principle	(2,831)	2,883

Balance, end of period	$5,728	$5,888

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)

Other intangible assets subject to amortization:
Customer relationships and contracts	$53,652	$17,909
Non-competition agreements and other	3,154	2,653

	56,806	20,562
Less: Accumulated amortization:
Customer relationships and contracts	(4,346)	(837)
Non-competition agreements and other	(1,389)	(889)

Other intangible assets subject to amortization, net	51,071	18,836
Goodwill	275,102	144,544

Goodwill and other intangible assets, net	$326,173	$163,380

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in goodwill for the nine months ended September 30, 2004 and 2003 are as follows:
	Nine Months Ended September 30,
	2004			2003
	U.S.	Canada	Total	Total
Balance, beginning of period	$65,822	$78,722	$144,544	$64,365
Acquisitions	142,761	314	143,075	2,210
Divestitures	(8,599)	-	(8,599)	-
Effect of foreign exchange rate fluctuations	-	2,190	2,190	10,875
Purchase price allocation adjustments for prior acquisitions	(6,108)	-	(6,108)	(449)

Balance, end of period	$193,876	$81,226	$275,102	$77,001

7. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)

Debt and redeemable Preferred Stock issue costs, net of accumulated amortization
of $1,662 as of September 30, 2004 and $496 as of December 31, 2003, respectively	$10,950	$2,096
Acquisition deposits and deferred acquisition costs	11,346	20,182
Other assets	698	-

	$22,994	$22,278

8. Debt

Debt consists of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)

Senior Secured Credit Facilities:
Revolving credit facility, floating interest rate at 5.55% as of September 30, 2004 due April 2009	$14,000	$-
Term loan facility, floating interest rate at 4.92% as of September 30, 2004, due April 2011	99,500	-
Senior Subordinated Notes fixed rate at 9.5% due 2014	160,000	-
Other subordinated promissory notes payable, interest at 6.67%, due through June 2017	3,170	3,285
364-day Senior Secured Credit Facility (repaid in full on April 30, 2004)	-	172,125

	276,670	175,410
Less: Current portion	(1,163)	(172,280)

Long-term portion	$275,507	$3,130

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Secured Credit Facilities

On April 30, 2004, we entered into new Senior Secured Credit Facilities (the "Credit Facilities") with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available for our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Capital, are pledged to secure obligations under the Credit Facilities. As of September 30, 2004, $12.6 million of revolving credit facility capacity was used to support outstanding letters of credit.

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include (i) minimum consolidated interest coverage; (ii) maximum total leverage and (iii) maximum senior secured leverage.

As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On August 25, 2004, we entered into an amendment and waiver agreement with the administrative agent for the lenders waiving compliance with these financial covenants until October 5, 2004. On October 4, 2004, we entered into an amendment to the credit agreement. The amendment includes changes to certain of the financial and other covenants contained in the Credit Facilities and increases the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million up to $12.5 million of which is available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to the lenders. We are now in compliance with the financial covenants, as amended, at June 30, 2004 and at September 30, 2004 and we expect to continue to be in compliance in future periods. As such, we have classified our borrowings under the Credit Facilities at September 30, 2004 as non-current. The amendment also requires us to receive an equity infusion of at least $7.5 million prior to March 28, 2005. On September 30, 2004, we entered into a standby purchase agreement with Michael G. DeGroote pursuant to which we may require Mr. DeGroote to purchase shares of our common stock and warrants for a purchase price of $7.5 million on or before March 28, 2005.

New Senior Subordinated Notes

On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes ("Subordinated Notes") due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi annually commencing October 15, 2004. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining rateably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 100.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. To date, we have not filed the registration statement with respect to the Subordinated Notes and, therefore, we are required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount, of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default (approximately $8,000 per week.) Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes.

364-day Senior Secured Credit Facility (Repaid in full on April 30, 2004)

On December 31, 2003, we entered into a $220.0 million 364-day Senior Secured Credit Facility (the "364-day Facility") comprised of a $195.0 million term loan and a $25.0 million revolving credit facility, which was secured by substantially all of our current and future acquired assets. Initial borrowings under the 364-day Facility were used to finance the acquisition of certain of the Allied Assets and to repay our prior senior credit facility in full. The 364-day Facility bore interest at 9.0% per annum and was repaid in April 2004 with the proceeds of the Credit Facilities, Subordinated Notes and an equity private placement.

9. Cumulative Mandatorily Redeemable Preferred Stock

In May 2003, Waste Services issued 55,000 shares of redeemable Preferred Stock (the "Waste Services Preferred Stock") to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively "Kelso"), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the "Waste Services Subscription Agreement"), at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Waste Services Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services Preferred stock are non-voting. The Waste Services Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $70.3 million as of September 30, 2004. The Waste Services Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Waste Services Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.

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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Separately, we paid Kelso & Company, L.P., an affiliate of Kelso, an advisory services fee of $1.65 million in connection with the issuance of the Waste Services Preferred Stock to Kelso. In February 2004, we also paid Kelso & Company, L.P. a $0.5 million fee in connection with services related to the arrangement of our previous credit facilities that were entered into on December 31, 2003. Two of our directors, George E. Matelich and Michael B. Lazar, are Managing Directors of Kelso & Company, L.P.

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

In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. We are currently involved in pending litigation with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.), one of our competitors, which is more fully described in our financial statements for the year ended December 31, 2003, as filed on Form 10-K with the Securities and Exchange Commission. There have been no material developments in these claims in the quarter.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the District Court of Harris County, Texas, Waste Management, Inc. filed a suit against our President and Chief Operating Officer, Charles A. Wilcox, for breach of contract, including breach of a non-competition agreement, and for a temporary and a permanent injunction. Mr. Wilcox is presently subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management, Inc. Mr. Wilcox intends to vigorously defend this action.

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2004 and December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $50.3 million and $10.3 million, respectively, to collateralize our obligations. We also had an obligation to issue replacement bonds totaling approximately $0.2 million as of September 30, 2004.

Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2004 we have posted a letter of credit with our U.S. insurer of approximately $2.3 million to cover the liability for losses within the deductible limit.

Other Contractual Arrangements

During December 2003, we issued 600,000 Common Shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.

11.    Authorized Capital Stock and Migration Transaction

Total Shares

Waste Services is authorized to issue a total of 505,000,000 shares of capital stock consisting of:

• 500,000,000 shares of common stock, par value US$0.01 per share; and

• 5,000,000 shares of preferred stock, par value US$0.01 per share, of which 100,000 have been designated as Series A Preferred Stock and one has been designated as Special Voting Preferred Stock.

Preferred Stock

The "Series A Preferred Stock" with a par value of US$0.01 per share and a liquidation preference of US$1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. 55,000 shares of Series A Preferred Stock are currently outstanding. The Special Voting Preferred Stock have the rights, preference, and limitations set forth in the Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock

On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 Common Shares and warrants to purchase 1,340,000 Common Shares in private placement transactions to certain investors. The net proceeds were allocated to the Common Shares and warrants to purchase Common Shares, based on the relative fair value of each security at the time of issuance. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, a director of ours at the time of issuance, is a principal of Sanders Morris Harris Inc. We also entered into an agreement with the investors in the private placement in which we agreed to file a registration statement for the 13,400,000 Common Shares and the 1,340,000 Common Shares issuable upon exercise of the warrants and have that registration statement declared effective within 120 days from April 30, 2004. Due to the nature of certain financial penalties within the registration rights agreement, the Common Shares, warrants and related proceeds from the offering were classified outside of shareholders’ equity at June 30, 2004 as the shares were not registered at such date. However, such amounts were reclassified to permanent equity during the third quarter of 2004, as the shares became fully registered in August 2004. The warrants, which had an initial carrying value of $2.6 million and were classified as a liability, have been remeasured to their fair value as of September 30, 2004, resulting in a $0.1 million credit to earnings for the nine months ended September 30, 2004.

Migration Transaction

As part of our business strategy to expand into the United States, we entered into a migration transaction effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital, which is a company amalgamated under the laws of the Province of Ontario, Canada. After the migration transaction, Capital became Waste Services’ subsidiary.

The migration transaction occurred by way of a plan of arrangement under Section 182 of the Business Corporations Act (Ontario) and consisted primarily of: (1) the exchange of 87,657,035 common shares of Capital for 87,657,035 shares of common stock of Waste Services and (2) the conversion of the remaining 9,229,676 common shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA) Inc. The transaction was approved by the Ontario Superior Court of Justice July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

The terms of the exchangeable shares of Capital are the economic and functional equivalent of the common stock of Waste Services. Holders of exchangeable shares (1) will receive the same dividends as holders of shares of common stock of Waste Services and (2) will be entitled to vote on the same matters as holders of shares of common stock of Waste Services. Such voting is accomplished through the one (1) share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares have been classified as a component of our common equity. Values assigned to the Waste Services common stock and the exchangeable shares are based upon the historical book value per share allocated on a pro rate basis as of July 31, 2004, the date the migration was completed.

Upon the occurrence of certain events, such as the liquidation of Capital, or after the redemption date, our Canadian holding company, Capital Holdings will have the right to purchase each exchangeable share for a share of common stock of Waste Services, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of common stock of Waste Services.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Employee and Director Stock Option Plans and Option Grants

We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table (unaudited):
	Three Months Ended September		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss attributable to Common Shareholders as reported	$(5,719)	$(40,672)	$(35,068)	$(64,980)
Stock-based employee compensation expense
pursuant to SFAS No. 123, net of tax	(2,853)	(1,023)	(7,561)	(1,936)
Pro forma net loss attributable to Common Shareholders	$(8,572)	$(41,695)	$(42,629)	$(66,916)

Basic and diluted loss per share:
As reported	$(0.06)	$(1.06)	$(0.41)	$(1.75)
Pro forma	$(0.09)	$(1.08)	$(0.50)	$(1.80)

The fair value of options granted to September 30, 2004, was estimated using the Black-Scholes option pricing model using the following assumptions:
	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Annual dividend yield	—	—	—	—
Weighted-average expected life (years)	3 years	3 years	3 years	3 years
Risk-free interest rate	2.57%	3.46%	2.57%	3.46%
	to 4.62%	to 4.92%	to 4.62%	to 4.96%
Volatility	71%	72%	53%	72%

Compensation expense recognized for stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, forfeited or expire.

Details of our 1997 and 1999 Stock Option Plans are described in our consolidated financial statements for the year ended December 31, 2003 filed on Form 10-K. There are no options outstanding under the 1997 Stock Option Plan. Our options are denominated in U.S. and Canadian dollars. During the nine months ended September 30, 2004, options to purchase 5,439,500 Common Shares were granted. As of September 30, 2004, the weighted average exercise price for options outstanding was $4.61 and C$6.47 for U.S. and Canadian dollar denominated options, respectively. During the nine months ended September 30, 2004, 192,500 options were exercised and 375,735 options expired or were terminated. As of September 30, 2004, the aggregate number of options outstanding entitled holders to purchase 12,677,964 Common Shares at prices ranging from $3.12 to $12.00 and C$4.05 to C$18.05 for U.S. and Canadian dollar denominated options, respectively.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Comprehensive Income (Loss)

Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003 are as follows (unaudited):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(5,719)	$(7,121)	$(35,068)	$(10,408)
Foreign currency translation adjustment	9,761	51	4,346	13,785

Comprehensive income (loss)	$4,042	$(7,070)	$(30,722)	$3,377

14. Segment Information

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions. The Canadian operations are organized between two regions:  Eastern and Western Canada while the U.S. operations are in Florida and the Southwest (primarily Arizona and Texas). We believe our Canadian and United States geographic segments meet the "Aggregation Criteria" set forth in SFAS No. 131 for the following reasons: (i) the nature of the service, waste collection and disposal, is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills) and (iv) the regulatory environment is consistent within Canada and the United States.

The tables below present certain segment information on our geographic segments as of, and for the three and nine months ended September 30, 2004 and 2003 (unaudited):

Three Months Ended September 30, 2004	Canada	U.S.	Elimination	Total

Revenue	$38,689	$55,926	$-	$94,615
Operating and other expenses	36,016	52,939	-	88,955
Income from operations	2,673	2,987	-	5,660
Depreciation, depletion and amortization	4,398	5,314	-	9,712
Interest expense (income)	1,978	3,936	(233)	5,681
Cumulative mandatorily redeemable preferred stock dividends
and amortization of issue costs	-	4,535	-	4,535
Total assets	370,680	513,271	(166,143)	717,808
Long-lived assets	338,862	470,927	(166,143)	643,646

Nine Months Ended September 30, 2004	Canada	U.S.	Elimination	Total

Revenue	$103,401	$114,157	$-	$217,558
Operating and other expenses	97,320	113,502	-	210,822
Income from operations	6,081	655	-	6,736
Depreciation, depletion and amortization	11,520	11,473	-	22,993
Interest expense (income)	190	25,110	(1,037)	24,263
Cumulative mandatorily redeemable preferred stock dividends
and amortization of issue costs	-	12,844	-	12,844

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended September 30, 2003	Canada	U.S.	Elimination	Total
Revenue	$34,161	$587	$-	$34,748
Operating and other expenses	33,770	1,819	-	35,589
Income (loss) from operations	391	(1,232)	-	(841)
Depreciation, depletion and amortization	3,734	74	-	3,808
Interest expense	1,425	1,045	(956)	1,514
Cumulative mandatorily redeemable preferred stock dividends
and amortization of issue costs	-	3,858	-	3,858

Nine Months Ended September 30, 2003	Canada	U.S.	Elimination	Total
Revenue	$90,723	$587	$-	$91,310
Operating and other expenses	89,024	2,081	-	91,105
Income (loss) from operations	1,699	(1,494)	-	205
Depreciation, depletion and amortization	10,525	74	-	10,599
Interest expense	4,353	1,463	(1,315)	4,501
Cumulative mandatorily redeemable preferred stock dividends
and amortization of issue costs	-	6,056	-	6,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K, under the name of Capital Environmental Resource Inc., (now known as Waste Services (CA) Inc.) for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled "Forward Looking Statements" under the heading "Risk Factors" as well as our other filings made with the Securities and Exchange Commission.

Overview

We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became our subsidiary.

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

Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically our internalization has been relatively low, but as a result of the recent opening of our landfills in Florida and Arizona we expect our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of our collection volumes to these landfill sites.

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

We capitalize certain third party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged currently in earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions.

Recent Acquisitions

In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s ("Allied") northern and central Florida operations (the "Allied Assets") for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets.

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

In April 2004, we also completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. ("Florida Recycling") for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, and the issuance of 9,250,000 Common Shares valued at approximately $51.4 million. Florida Recycling operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets. Since its acquisition, the performance of the operations of Florida Recycling has been below our expectations and we engaged an independent third party to conduct a review of Florida’s Recycling business in an effort to identify the factors contributing to the lower than expected level of performance. Based on the results of this review, it appears that the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at the quoted market price as of September 24, 2004), with a total value of approximately $8.6 million, are recorded as income in accordance with SFAS No. 141. In addition, upon completion of the 2,000 ton per day recycling and transfer facility under construction in Orlando, Florida, we will receive title to the facility which will be recorded at fair value at the date received.

In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the "Fort Bend Regional Landfill"). The landfill commenced operations during August of 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million which has since been repaid and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. Fort Bend Regional Landfill, which serves the metropolitan Houston area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston, which is presently under construction. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we will be required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement, received at the landfill after we commence operations at the site and for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter.

During the first quarter of 2004, we acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the issuance of 949,800 Common Shares valued at approximately $5.5 million. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan, Canada. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

During July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. The landfill began operations July 2004. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the "Southeast Regional Landfill") and, as a condition of the purchase, we issued 1,250,000 Common Shares valued at $5.5 million to the sellers during the second quarter of 2004 which has been capitalized as a cost of the landfill. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. Additionally, we entered into a royalty agreement whereby we will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Southeast Regional Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill.

We expect to continue to make strategic acquisitions which we intend to finance through cash on hand, our Senior Secured Credit Facilities subject to the limitations on our investing activities set out in the Credit Facilities Agreement, as amended, and/or the issuance of other debt and equity financings.

Factors that Might Affect Future Results

We have recently acquired and commenced operations at three large municipal solid waste landfill sites in the United States that we believe will materially affect our revenue, profitability and cash flow going forward.

The following summarizes our three recently acquired landfills:

• JED Landfill — a municipal solid waste landfill with 24 million cubic yards of permitted capacity, located in Osceola County, Florida. The landfill is located approximately 20 miles south of metropolitan Orlando and is well positioned to serve the Orlando metropolitan area and the surrounding counties. The facility opened for operation in the first quarter of 2004. Part of our strategy is to maximize the internalization of waste volumes to our JED Landfill. The execution of this strategy is dependent partly upon the opening of three transfer stations in central Florida. We had expected that these transfer stations would be operational by the fourth quarter of 2004. However, due to delays in completion we now expect them to begin operations in the second and third quarters of 2005.

• Southeast Regional Landfill — a municipal solid waste landfill development with 224 million cubic yards of permitted capacity, located in Pinal County, Arizona. The landfill is located between Phoenix and Tucson, Arizona and is well-positioned to serve both markets. The facility opened for operation in the third quarter of 2004. Also in the third quarter of 2004, we began operations at two of our newly constructed transfer stations in the Phoenix market area.

• Fort Bend Regional Landfill — a municipal solid waste landfill development with 48 million cubic yards of permitted capacity, located in Fort Bend County, Texas. The landfill is located approximately 15 miles southwest of metropolitan Houston and is well-positioned to serve the Houston metropolitan area, including Fort Bend County. The facility opened for operation in the third quarter of 2004. We are in the process of constructing a fully permitted transfer station in Houston. We expect the transfer station to begin operations in the first quarter of 2005.

Results of Operations for the Three Months and Nine months Ended September 30, 2004 and 2003

Certain of our operations are domiciled in Canada; as such, we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

Our consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 by geographic segment is as follows (in thousands):

	Three Months Ended September 30,
	2004
	Canada		U.S.		Total

Revenue	$38,689	100.0%	$55,926	100.0%	$94,615	100.0%
Operating expenses:
Cost of operations	25,728	66.5%	42,699	76.4%	68,427	72.3%
Selling, general and
administrative expense	5,311	13.7%	11,024	19.7%	16,335	17.3%
Stock-based compensation expense	386	1.0%	-	-	386	0.4%
Severance and other related costs	172	0.5%	2,537	4.5%	2,709	2.8%
Settlement with sellers of Florida Recycling	-	-	(8,635)	-15.4%	(8,635)	-9.1%
Depreciation, depletion
and amortization	4,398	11.4%	5,314	9.5%	9,712	10.3%
Foreign exchange loss
and other	21	-	-	-	21	-

Income from operations	$2,673	6.9%	$2,987	5.3%	$5,660	6.0%

	Three Months Ended September 30,
	2003

	Canada		U.S.		Total

Revenue	$34,161	100.0%	$587	100.0%	$34,748	100.0%
Operating expenses:
Cost of operations	22,476	65.9%	439	74.8%	22,915	65.9%
Selling, general and
administrative expense	6,015	17.6%	1,306	222.5%	7,321	21.1%
Stock-based compensation expense	1,462	4.3%	-	-	1,462	4.2%
Severance and other related costs	-	-	-	-	-	-
Settlement with sellers of Florida Recycling	-	-	-	-	-	-
Depreciation, depletion
and amortization	3,734	10.9%	74	12.6%	3,808	11.0%
Foreign exchange loss
and other	83	0.2%	-	-	83	0.2%

Income (loss) from operations	$391	1.1%	$(1,232)	-209.9%	$(841)	-2.4%

	Nine Months Ended September 30,
	2004
	Canada		U.S.		Total

Revenue	$103,401	100.0%	$114,157	100.0%	$217,558	100.0%
Operating expenses:
Cost of operations	69,838	67.5%	83,205	72.9%	153,043	70.3%
Selling, general and
administrative expense	16,816	16.3%	24,896	21.8%	41,712	19.2%
Stock-based compensation (benefit) loss	(674)	-0.7%	26	-	(648)	-0.3%
Severance and other related costs	172	0.2%	2,537	2.2%	2,709	1.2%
Settlement with sellers of Florida Recycling	-	-	(8,635)	-7.6%	(8,635)	-4.0%
Depreciation, depletion
and amortization	11,520	11.1%	11,473	10.1%	22,993	10.6%
Foreign exchange gain
and other	(352)	-0.3%	-	-	(352)	-0.1%

Income from operations	$6,081	5.9%	$655	0.6%	$6,736	3.1%

	Nine Months Ended September 30,
	2003

	Canada		U.S.		Total

Revenue	$90,723	100.0%	$587	100.0%	$91,310	100.0%
Operating expenses:
Cost of operations	59,500	65.6%	439	74.8%	59,939	65.6%
Selling, general and
administrative expense	17,274	19.0%	1,568	267.1%	18,842	20.7%
Stock-based compensation expense	1,285	1.4%	-	-	1,285	1.4%
Depreciation, depletion
and amortization	10,525	11.6%	74	12.6%	10,599	11.6%
Foreign exchange loss
and other	440	0.5%	-	-	440	0.5%

Income (loss) from operations	$1,699	1.9%	$(1,494)	-254.5%	$205	0.2%

Revenue

A summary of our revenue for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Collection	$81,135	80.4%	$27,821	72.5%	$182,622	78.9%	$74,536	74.1%
Landfill disposal	7,453	7.4	3,686	9.6	16,481	7.1	9,221	9.2
Transfer station	8,200	8.1	4,897	12.8	19,375	8.4	12,431	12.4
Material recovery facilities	3,007	3.0	1,548	4.0	7,820	3.4	3,593	3.6
Other specialized services	1,137	1.1	423	1.1	5,378	2.2	809	0.7
	100,932	100.0%	38,375	100.0%	231,676	100.0%	100,590	100.0%
Intercompany elimination	(6,317)		(3,627)		(14,118)		(9,280)
	$94,615		$34,748		$217,558		$91,310

Revenue was $94.6 million and $34.7 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $59.9 million or in excess of 100%. The increase in revenue for the three months ended September 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):
Acquisitions in the United States	$47,138
Internal revenue growth due to volume increases	9,785
Internal revenue growth due to price increases	607
Acquisitions in Canada	222
Favorable effects of foreign exchange fluctuations	2,115

Increase in revenue	$59,867

Revenue was $217.6 million and $91.3 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $126.3 million or in excess of 100%. The increase in revenue for the nine months ended September 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):

Acquisitions in the United States	$101,070
Internal revenue growth due to volume increases	15,418
Internal revenue growth due to price increases	1,934
Acquisitions in Canada	702
Favorable effects of foreign exchange fluctuations	7,124

Increase in revenue	$126,248

Cost of Operations

Cost of operations was $68.4 million and $22.9 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $45.5 million or in excess of 100%. As a percentage of revenue, cost of operations was 72.3% and 65.9% for the three months ended September 30, 2004 and 2003, respectively. The increase in cost of operations as a percentage of revenue is due to lower gross margins on our newly acquired U.S. operations as compared to our Canadian operations. The increase in disposal, subcontractor, and labor costs in aggregate dollars and as a percent of revenue due to increased disposal volumes as well as higher transportation costs at our Canadian operations. The increase in cost of operations for the three months ended September 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):
Acquisitions and new landfills in the United States	$42,260
Disposal and subcontractor cost increases	755
Labor cost increases	694
Acquisitions in Canada	130
Other increases	332
Unfavorable effects of foreign exchange fluctuations	1,341

Increase in cost of operations	$45,512

Cost of operations was $153.0 million and $59.9 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $93.1 million or in excess of 100%. As a percentage of revenue, cost of operations was 70.3% and 65.6% for the nine months ended September 30, 2004 and 2003, respectively. The increase in cost of operations as a percentage of revenue is due to lower margins on our newly acquired U.S. operations as compared to our Canadian operations as well as higher costs of labor on hauling contracts in our Canadian operations. The increase in disposal, subcontractor, and labor costs in aggregate dollars and as a percent of revenue is due to increased disposal volumes as well as higher transportation costs at our Canadian operations. The increase in cost of operations for the nine months ended September 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):
Acquisitions and new landfills in the United States	$82,766
Disposal and subcontractor cost increases	2,067
Labor cost increases	2,499
Acquisitions in Canada	416
Other increases	544
Unfavorable effects of foreign exchange fluctuations	4,812

Increase in cost of operations	$93,104

Selling, general and administrative expense

Selling, general and administrative expense, excluding stock-based compensation expense, was $16.3 million and $7.3 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $9.0 million or in excess of 100%. As a percentage of revenue, selling, general and administrative expense was 17.3% and 21.1% for the three months ended September 30, 2004 and 2003, respectively. Selling, general and administrative expense was $41.7 million and $18.8 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $22.9 million or in excess of 100%. As a percentage of revenue, selling, general and administrative expense was 19.2% and 20.7% for the nine months ended September 30, 2004 and 2003, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions in the U.S., increased salaries, systems and other overhead costs incurred in connection with our expansion into the U.S. Overhead at our corporate offices was $6.1 million and $3.7 million for the three months ended September 30, 2004 and 2003, respectively and $17.0 million and $10.3 million for the nine months ended September 30, 2004 and 2003, respectively. In connection with our previously defined migration transaction we incurred legal and professional fees of $0.2 million and $0.9 million for the three and nine months ended September 30, 2004. Concurrent with our bank amendment we incurred approximately $0.8 million of legal and professional fees that were expensed currently in the quarter. Separately, during the third quarter of 2004 and as part of our cost reduction initiatives, we reduced our workforce by approximately 55 employees and incurred approximately $2.7 million, of which $1.7 million related to our former President, in severance charges and other related costs. As a result of the workforce reduction, we expect an annual savings of $3.2 million in salary and related costs. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense $0.4 million and $1.2 million for the three and nine months ended September 30, 2004, respectively.

Stock-based compensation expense (benefit)

Stock-based compensation expense (benefit) relates to warrants issued to an executive officer in 2001 for which variable accounting applies and options or warrants issued to non-employees for services rendered. Stock-based compensation expense (benefit), which is partially based on changes in our stock price, was $0.4 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively, and $(0.6) million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively.

Depreciation, depletion and amortization

Depreciation, depletion and amortization was $9.7 million and $3.8 million for the three months ended September 30, 2004 and 2003, respectively, an increase of $5.9 million or in excess of 100.0%. As a percentage of revenue depreciation, depletion and amortization was 10.3% and 11.0% for the three months ended September 30, 2004 and 2003, respectively. The overall increase in depreciation, depletion and amortization for the three months ended September 30, 2004, as compared to the same period in the prior year, is due to the following (in thousands):
Acquisitions in the United States	$4,547
Increase in depreciation	306
Increase in depletion at our landfill operations	807
Unfavorable effects of foreign exchange fluctuations	244

Increase in depreciation, depletion and amortization	$5,904

Depreciation, depletion and amortization was $23.0 million and $10.6 million for the nine months ended September 30, 2004 and 2003, respectively, an increase of $12.4 million or in excess of 100%. As a percentage of revenue depreciation, depletion and amortization was 10.6% and 11.6% for the nine months ended September 30, 2004 and 2003, respectively. The overall increase in depreciation, depletion and amortization for the nine months ended September 30, 2004 as compared to the same period in the prior year is due to the following (in thousands):
Acquisitions in the United States	$9,810
Increase in depreciation	972
Increase in depletion at our landfill operations	818
Unfavorable effects of foreign exchange fluctuations	794

Increase in depreciation, depletion and amortization	$12,394

The overall increase in depreciation, depletion and amortization is primarily due to our U.S. acquisitions and the opening of our three newly developed landfills. The decline in depreciation, depletion, and amortization as a percentage of revenue is primarily due to the relative mix of landfill disposal revenue to total revenue. The weighted average landfill depletion rate for our operating Canadian landfills during the nine months ended September 30, 2004 and 2003 was C$10.18 per ton. The weighted average landfill depletion rate for our operating U.S. landfills during the nine months ended September 30, 2004 was $6.03 per ton.

Foreign exchange loss (gain) and other

Foreign exchange (gain) loss and other was $(0.02) million and $0.08 million for the three months ended September 30, 2004 and 2003, respectively and $(0.4) and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively. The foreign exchange loss and other relates primarily to the re-measuring of U.S. dollar denominated cash balances into Canadian dollars.

Interest expense

The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the nine months ended September 30, 2004 and 2003 are as follows:
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Waste Services Preferred Stock
and amortization of issue costs	$4,535	44.4%	$3,858	71.8%	$12,844	34.6%	$6,056	57.4%
Credit facility and Senior
Subordinated Note interest	5,192	50.8	1,007	18.7	13,955	37.6	3,057	29.0
Amortization of debt issue costs	314	3.1	256	4.8	9,930	26.8	721	6.8
Capitalized interest	-	-	-	-	(178)	(0.5)	-	-
Other interest expense	175	1.7	251	4.7	556	1.5	723	6.8
	$10,216	100.0%	$5,372	100.0%	$37,107	100.0%	$10,557	100.0%

The increase in interest expense is due primarily to (i) increased amortization of debt issue costs, which includes a $6.5 million charge for the remaining unamortized debt issue costs associated with the repayment of our 364-day Credit Facility in April 2004, (ii) increased interest expense relative to our senior credit facilities and 9 1/2% Subordinated Notes and (iii) increased non-cash dividends and amortization of issue costs relative to our cumulative mandatorily redeemable preferred stock. The weighted average interest rate on credit facility borrowings was 5.03% and 6.9%, for the three months ended September 30, 2004 and 2003, respectively, and 7.21% and 6.7% for the nine months ended September 30, 2004 and 2003, respectively. We expect cash interest expense to continue to be higher than 2003 due to increased debt balances coupled with overall higher interest rates.

Changes in fair value of warrants pending registration

Due to the nature of certain financial penalties within the registration rights agreement in our April 2004 private placement, the Common Shares, warrants and related proceeds from the offering were classified outside of shareholders’ equity until the registration was declared effective during August of 2004. Such amounts have been reclassified to permanent equity during the third quarter of 2004.

Income tax provision

The provision for income taxes was $1.7 million and $0.9 million for the three months ended September 30, 2004 and 2003, respectively. The provision for income taxes was $5.0 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively. In 2004, we have recognized a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on the cumulative mandatorily redeemable preferred stock, including the corresponding amortization of discounts and debt issue costs, and the Canadian Large Corporations tax. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carryforwards generated in the U.S.

Liquidity and Capital Resources

Our principal capital requirements are to fund capital expenditures, fund business and asset acquisitions and for debt service. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities, our ability to issue performance bonds and letters of credit and proceeds from debt and equity issuances.

Senior Secured Credit Facilities

On April 30, 2004, we entered into new Senior Secured Credit Facilities (the "Credit Facilities") with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Capital, are pledged to secure obligations under the Credit Facilities. As of September 30, 2004, $14.0 million was drawn under the revolving credit facility and $12.6 million was used to support outstanding letters of credit.

As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On August 25, 2004, we entered into an amendment and waiver agreement with the administrative agent for the lenders waiving compliance with these financial covenants until October 5, 2004. On October 4, 2004, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment includes changes to certain of the financial and other covenants contained in the credit facilities and increases the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50 million up to $12.5 million of which is available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. We are now in compliance with the financial covenants, as amended, at June 30, 2004 and at September 30, 2004 and we expect to continue to be in compliance in future periods. As such, we have classified our borrowings under the Credit Facilities at September 30, 2004 as non-current. The amendment also requires us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On September 30, 2004, we entered into a standby purchase agreement with Michael G. DeGroote pursuant to which we may require Mr. DeGroote to purchase shares of our common stock and warrants for a purchase price of $7.5 million on or before March 28, 2005.

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage, (ii) maximum total leverage and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital.

The following table sets forth our financial covenant levels for the current and each of the next four quarters:
Fiscal Quarter	Maximum Consolidated Leverage Ratio	Maximum Consolidated Senior Secured Leverage Ratio	Minimum Consolidated Interest Coverage Ratio
FQ3 2004	7.50:1.00	3.25:1.00	1.75:1.00
FQ4 2004	7.25:1.00	3.25:1.00	1.75:1.00
FQ1 2005	7.00:1.00	3.00:1.00	1.75:1.00
FQ2 2005	6.50:1.00	2.75:1.00	1.75:1.00
FQ3 2005	5.75:1.00	2.50:1.00	1.75:1.00

Senior Subordinated Notes

On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes ("Subordinated Notes") due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semiannually commencing October 15, 2004. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 100.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

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

We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. To date, we have not filed the registration statement with respect to the Subordinated Notes and, therefore, we are required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount, of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default (approximately $8,000 per week.) Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes.

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

Cumulative Mandatory Redeemable Preferred Stock

In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the "Waste Services Preferred Stock") to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively "Kelso"), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the "Waste Services Subscription Agreement"), at a price of $1,000 per share. Waste Services also issued to Kelso 7,150,000 warrants to purchase shares of Common Stock (on a one-for-one basis) of Waste Services for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Waste Services Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Waste Services Preferred stock are non-voting. The Waste Services Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $70.3 million as of September 30, 2004. The Waste Services Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Waste Services Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.

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

Migration Transaction

As part of our business strategy to expand into the United States, we entered into a migration transaction effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital, which is a company amalgamated under the laws of the Province of Ontario, Canada. After the migration transaction, Capital became Waste Services’ subsidiary.

The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (1) the exchange of 87,657,035 common shares of Capital for 87,657,035 shares of common stock of Waste Services; and (2) the conversion of the remaining 9,229,676 common shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA) Inc. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

The terms of the exchangeable shares of Capital are the economic and functional equivalent of the common stock of Waste Services. Holders of exchangeable shares (1) will receive the same dividends as holders of shares of common stock of Waste Services and (2) will be entitled to vote on the same matters as holders of shares of common stock of Waste Services. Such voting is accomplished through the one (1) share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares have been classified as a component of our common equity. Values assigned to the Waste Services common stock and the exchangeable shares are based upon the historical book value per share allocated on a pro rate basis as of July 31, 2004, the date the migration was completed.

Upon the occurrence of certain events, such as the liquidation of Capital, or after the redemption date, our Canadian holding company, Capital Holdings will have the right to purchase each exchangeable share for a share of common stock of Waste Services, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any anytime at their option, to exchange their exchangeable shares for shares of common stock of Waste Services.

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2004 and December 31, 2003, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $50.3 million and $10.3 million respectively to collateralize our obligations. We also had an obligation to issue replacement bonds totaling approximately $0.2 million as of September 30, 2004.

Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2004 we have posted a letter of credit with our U.S. insurer of approximately $2.3 million to cover the liability for losses within the deductible limit.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2004 and 2003.

Cash Flows from Operating Activities

Cash flows provided by operating activities was $10.7 million and $3.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our U.S. acquisitions as well as improvements in working capital.

Cash Flows used in Investing Activities

Cash flows used in investing activities was $189.2 million and $93.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in investing activities is primarily due to the various business acquisitions we completed during the first nine months of 2004 and increased capital expenditures. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities, subject to the limitations on our investing activities set out in the Credit Facilities Agreement, and the issuance of additional debt and/or equity securities. Capital expenditures were $33.6 million for the nine months ended September 30, 2004. We expect our capital expenditures to range from $47.0 to $49.0 million for all of 2004.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $160.6 million and $129.8 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash flows from financing activities is due to our borrowings under our new senior credit facilities, the offering of Senior Subordinated Notes and the sale of common shares and warrants of Capital previously discussed.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. Capital has entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environment Inc. (collectively the "RCI Companies") and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, Capital entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreement are further described in our annual financial statements for the year ended December 31, 2003, as filed on Form 10-K with the Securities and Exchange Commission.

Landfill Sites

The following table summarizes the changes in our operating landfill capacity for the nine months ended September 30, 2004 (in thousands of cubic yards):
	Balance,					Balance,
	Beginning	Landfills	Landfills	Landfills	Airspace	End
	of Period	Acquired	Divested	Expanded (1)	Consumed	of Period
Canada
Permitted capacity	10,871	1,430	-	-	(412)	11,889
Probable expansion capacity	-	-	-	-	-	-

Total available airspace	10,871	1,430	-	-	(412)	11,889

Number of sites	2	1	-	-		3

United States
Permitted capacity	26,084	-	(83)	272,000	(466)	297,535
Probable expansion capacity	18,300	-	-	-	-	18,300

Total available airspace	44,384	-	(83)	272,000	(466)	315,835

Number of sites	3	-	(1)	2		4

Total
Permitted capacity	36,955	1,430	(83)	272,000	(878)	309,424
Probable expansion capacity	18,300	-	-	-	-	18,300

Total available airspace	55,255	1,430	(83)	272,000	(878)	327,724

Number of sites	5	1	(1)	2		7

(1) Includes our Southeast Regional Landfill in Arizona and Fort Bend Regional Landfill in Texas, both of which were opened in the third quarter of 2004 and have initial permitted capacities of 224 million and 48 million cubic yards, respectively.

Trend Information

Seasonality

We expect the results of our Canadian operations to vary seasonally, with revenue typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The seasonality is attributable to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity. Second, certain operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Also, during the summer months, there are more tourists and part-time residents in some of our service areas, resulting in more residential and commercial collection. Consequently, we expect operating income to be generally lower during the winter. The effect of seasonality on our results of operations from our U.S. operations, which are located in warmer climates than our Canadian operations, is less significant than that of our Canadian operations.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some of these forward-looking statements include forward-looking phrases such as "anticipates," "believes," "could," "estimates," "expects," "foresees," "intends," "may," "should" or "will continue," or similar expressions or the negatives thereof or other variations on these expressions, or similar terminology, or discussions of strategy, plans or intentions. These statements also include descriptions in connection with, among other things:

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

• construction, equipment delivery or permitting delays for our transfer stations or landfills.

Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2003, included under Item 1. of the annual report, "Business — Risk Factors" as well as set forth in our Form S-3/A as filed on August 3, 2004. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three and nine months ended September 30, 2004 and 2003 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively.

As of September 30, 2004, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.3 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures/Evaluation of Disclosure Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings may be found under the "Legal Proceedings" section of Note 10, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements contained herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On July 27, 2004, we held a special meeting of our shareholders. At the meeting, shareholders holding 64.47% of the then outstanding common shares of Capital voted in favor of a resolution to approve the arrangement resolution in the form annexed to the Proxy Statement dated June 28, 2004. The number of votes cast for or against or withheld are as follows:

For	Against	Withheld
60,970,694	7,300	16,400

There were no abstentions or broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 - Section 302 Certification of David Sutherland — Yoest, Chairman and Chief Executive Officer

Exhibit 31.2 - Section 302 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

Exhibit 32.1 - Section 1350 Certification of David Sutherland — Yoest, Chairman and Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Waste Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004
By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer, and Director

By:	/s/ RONALD L. RUBIN
Ronald L. Rubin
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 31.1	-	Section 302 Certification of David Sutherland-Yoest, Chairman and Chief Executive Officer

Exhibit 31.2	-	Section 302 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

Exhibit 32.1	-	Section 1350 Certification of David Sutherland-Yoest, Chairman and Chief Executive Officer

Exhibit 32.2	-	Section 1350 Certification of Ronald L. Rubin, Executive Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, David Sutherland-Yoest, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waste Services, Inc. (Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board and Chief Executive
Officer (Principal Executive Director)

Date: November 12, 2004

Exhibit 31.2

CERTIFICATION

I, Ronald L. Rubin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Waste Services, Inc. (Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
By:	/s/ RONALD L. RUBIN
Name: Ronald L. Rubin
Title: Executive Vice President and
Chief Financial Officer

Date: November 12, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Waste Services, Inc. ("Waste Services") (Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.) on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Sutherland-Yoest, Chief Executive Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Waste Services.
By:	/s/ DAVID SUTHERLAND-YOEST
Name: David Sutherland-Yoest
Title: Chairman of the Board,
Chief Executive Officer, and Director

Date: November 12, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Waste Services, Inc.("Waste Services") (Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.) on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald L. Rubin, Executive Vice President and Chief Financial Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Waste Services.
By:	/s/ RONALD L. RUBIN
Name: Ronald L. Rubin
Title: Executive Vice President and
Chief Financial Officer

Date: November 12, 2004