Form 10-K
period 2004-12-31
WASTE SERVICES, INC.
filed 2005-03-16
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25955

Waste Services, Inc.

(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

Delaware (State or other jurisdiction of incorporation or organization)	01-0780204 (I.R.S. Employer Identification No.)
1122 International Blvd. Suite 601, Burlington, Ontario (Address of principal executive offices)	L7L 6Z8 (Zip Code)

Registrant’s telephone number, including area code: (905) 319-1237

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
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

Yes ☑                    No ☐

     The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $345.9 million based upon the closing price of the Registrant’s Common Shares as quoted on the Nasdaq National Market as of that date.

     The number of Common Shares of the Registrant outstanding as of March 1, 2005 was 99,593,680. (assuming exchange of 6,569,910 exchangeable shares of Waste Services (CA) Inc. not owned by Waste Services, Inc.)

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

     Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	significant restrictive covenants in our various credit facilities;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	costs and risks associated with litigation;

•	changes in general business and economic conditions, changes in exchange rates and in the financial markets;

•	changes in accounting standards or pronouncements; and

•	construction, equipment delivery or permitting delays for our transfer stations or landfills.

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

Item 1. Business

Overview

     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. We operate on a decentralized basis while financial controls and information systems are controlled centrally. We currently have operations in five geographic markets — Florida, Arizona, Texas and Eastern and Western Canada. We currently service approximately 5.5 million customers and own and operate seven landfills.

     Our parent company was incorporated in Delaware in 2003 under the name Omni Waste, Inc. In 2003, its name was changed to Waste Services, Inc. (“Waste Services”). Waste Services is the successor to Capital Environmental Resource Inc. (“Capital”) now Waste Services (CA) Inc., by a migration transaction completed effective July 31, 2004. The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and was approved by the Ontario Superior Court of Justice. Pursuant to the plan of arrangement, holders of Capital Common Shares received shares of our common stock unless they elected to receive exchangeable shares of Capital. The terms of the exchangeable shares of Capital are the functional and economic equivalent of our common stock. As a result of the migration Capital became our indirect subsidiary and we became the parent company. Our corporate offices are located at 1122 International Blvd., Suite 601 Burlington, Ontario L7L 6Z8. Our telephone number is (905) 319-1237.

     We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida (North, Central, Gulf), Texas and Arizona. We believe that our geographic segments within Canada and the United States meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) the nature of the service, waste collection and disposal, is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (iv) the regulatory environment within each country is consistent. Accordingly, we have two reportable segments, United States and Canada. We re-entered the United States in May 2003 with the acquisition of the JED Landfill in Osceola County, Florida. We do not have significant (in volume or dollars) inter-segment operation-related transactions. For more information regarding our segments refer to Note 17 of our Consolidated Financial Statement.

     We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is www.sec.gov.

     You may request a copy our filings, at no cost, by writing or telephoning us at: Waste Services, Inc., 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8, Attention: Corporate Secretary or call (905) 319-1237. You also may obtain them through our website. Our website address is www.wasteservicesinc.com. Information on our website does not form a part of this annual report.

Our Business Strategy

     Our goal is to be a highly profitable, multi-regional solid waste services company in North America with leading market positions in each of the markets we serve. In order to achieve this goal, we intend to:

Maximize Density and Vertical Integration of Operations. We believe that achieving a high degree of density and vertical integration of operations leads to higher profitability and returns on invested capital. In each of our local markets, we seek to maximize the density of our collection routes, which allows us to leverage our facilities and vehicle fleet by increasing the number of customers served and revenue generated by each route. In addition, we seek to vertically integrate our operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of waste volume. By securing and controlling the solid waste stream from collection through disposal, we are able to achieve cost savings for our collection operations, while at the same time providing our landfills with more stable and predictable waste volume and enhancing returns on the capital invested in these facilities. In our efforts to maximize vertical integration, we periodically evaluate markets where we are not internalized for possible divestiture or asset swap transactions to enhance density and/or internalization in existing markets where we are vertically integrated.

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

     While our operating management structure is decentralized, all of our operations adhere to uniform corporate policies and financial controls and utilize integrated information systems. Our information systems provide both corporate and local management with comprehensive, consistent and timely operating and financial data, enabling them to maintain detailed, ongoing visibility of the performance and trends in each of our local market operations.

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

     We believe that each of the new markets we have entered in the United States have met these criteria.

     For tuck-in acquisitions, we only pursue opportunities that:

•	are complementary to our existing infrastructure, allowing us to increase the density of our collection routes or enhance asset utilization; or

•	increase the waste volume that can be internalized into our transfer stations and landfills.

Operations

     We provide our services on a geographic basis in three regions in the United States, Florida, Arizona and Texas, and in two regions in Canada, Eastern and Western Canada. For a discussion on the seasonality of our business, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Operating Results — Seasonality.”

Collection Services

     We provide collection services to approximately 87,000 commercial and industrial customers and approximately 5,445,000 residential customers. As of December 31, 2004, we had a front-line collection fleet size of approximately 1,185 vehicles with an average fleet age of approximately six years.

     Commercial and Industrial Collection. We provide collection services to a variety of commercial and industrial customers in all of our geographic markets where we have collection operations. We perform such services principally under one to five year service agreements, which typically contain provisions for automatic renewal and which prohibit the customer from terminating the agreement prior to its expiration date without incurring a penalty. We provide roll-off containers to customers for temporary services, such as for construction projects, under short-term purchase orders. We also provide stationary compactors to our customers, which allow them to compact their waste at their premises prior to its collection. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and ten to fifty cubic yard containers to industrial customers, including our roll-off accounts.

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

Transfer Station Services

     We operate 15 transfer stations, including our transfer station in Houston, Texas which commenced operations in January 2005. As further described below, two transfer stations are currently under development in Central Florida and are scheduled to be operational in the second quarter of 2005. These transfer stations will allow us to internalize existing collection volumes to our JED landfill, located outside Orlando. Our transfer stations receive solid waste from our own operations and from third parties, compact the waste and transfer it for disposal to our own or third-party landfills. We charge third parties fees to dispose of their waste at our transfer stations. Transfer station fees are generally based on the cost of processing, transportation and disposal. We typically subcontract the transportation of waste from our transfer stations to the landfill.

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

Commercial and Residential Recycling Services

     We offer collection and processing services to our municipal, commercial and industrial customers for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles, fiberboard, and ferrous and aluminum metals. We operate five material recovery facilities in Florida and five in Ontario, Canada. These facilities are used to sort, bale and ship recyclable materials to market. We also deliver recyclable materials that we collect to third parties for processing and resale. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. We believe that recycling will continue to be an important component of municipal solid waste management plans due to the public’s environmental awareness and regulations that mandate or encourage recycling.

Landfill Disposal Services

     We charge our landfill and transfer station customers a tipping fee on a per ton basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of or volume of the waste deposited.

     We dispose of the solid waste we collect in one of four ways: (i) at our own landfills; (ii) through our own transfer stations; (iii) at municipally-owned landfills; or (iv) at third-party landfills or transfer stations. In markets where we do not have our own landfills, we seek to secure favorable long-term disposal arrangements with municipalities or private owners of landfills or transfer stations. In those markets, our ability to maintain competitive prices for our collection services is generally dependent upon our ability to secure favorable disposal pricing. In some markets we may enter into put or pay disposal arrangements with third party operators of disposal facilities. These arrangements require us to deliver a minimum tonnage of waste for disposal at a fixed disposal rate, or pay a penalty equal to the number of tons below the required tonnage by that disposal rate. These types of arrangements allow us to fix our disposal costs, but also expose us to the risk that if our tonnage declines and we are unable to deliver the minimum tonnage, we will be required to pay the penalty.

Other Specialized Services

     We offer other specialized services consisting primarily of sales and leasing of compactor equipment and portable toilet services for special events or construction sites.

Local/Regional Operating Structure

     We manage the business on a local/regional basis. Each of our operating regions also has a number of operating districts where the business is managed on a local basis.

     From a management perspective, each region has a general manager who reports to our President and Chief Operating Officer. District managers are responsible for the day-to-day operations of their districts, including supervising their sales force, maintaining service quality, implementing our health and safety and environmental programs and overseeing contract administration. District managers work closely with the region managers to execute business plans and identify business development opportunities. This structure is designed to provide decision-making authority to our district managers who are closest to the needs of the customers they serve in the community. This localized approach allows us to quickly identify and address customer needs, manage local operating dynamics and take advantage of market opportunities.

United States

     We operate in three regions in the United States; Florida, Arizona and Texas.

     Florida Region. Our Florida region is organized into three districts with ten collection operations, two transfer stations, five material recovery facilities and two landfills.

     The Central Florida district, concentrated in the Orlando metropolitan area, has three collection operations and our JED landfill.

     Our JED Landfill is located in Osceola County, Florida (approximately 20 miles south of metropolitan Orlando) and commenced operations in January 2004. This municipal solid waste landfill has initial permitted airspace of approximately 24.0 million cubic yards. The site has an average daily volume limit of 4,000 tons for municipal solid waste and is currently permitted to accept waste from Osceola County and various other counties (which include the Orlando and Tampa/St. Petersburg metropolitan areas) as well as the right to take 2,000 tons per day from other areas of Florida.

     We have two transfer station and recycling facilities under development in Central Florida which, upon completion, will enable us to internalize significant collection volumes into our JED landfill. The Taft transfer station and recycling facility, located south of Orlando, is owned and operated by a third party with whom we have entered into a 10-year disposal agreement. The Taft facility has received a modified permit allowing it to accept up to 1,500 tons of Class I and Class III solid waste combined per day subject to completion of certain building modifications expected to be completed in the second quarter of 2005. The other transfer station and recycling facility, located in Sanford, Florida, is fully permitted to accept up to 2,000 tons per day of Class I municipal solid waste upon completion of construction which is also expected in the second quarter of 2005. Ownership of the Sanford facility, also referred to as the Ice House facility, will be transferred to us upon completion of construction pursuant to the terms of our settlement agreement with the sellers of Florida Recycling.

     The North Florida district includes the Jacksonville and Daytona market areas and is comprised of two collection operations, two material recovery facilities and the Jones Road Landfill. The Jones Road Landfill is permitted to receive construction and demolition waste and has permitted capacity of approximately 4.48 million cubic yards, with remaining permitted capacity of approximately 2.3 million cubic yards. The landfill has an average daily volume limit of 1,642 tons.

     The Gulf district, concentrated in the Tampa/St. Petersburg, Sarasota and Ft. Myers market areas, has five collection operations, two transfer stations and three material recovery facilities.

     Arizona Region. Our Arizona regional operations are focused in the Phoenix metropolitan area and comprise two collection operations, two transfer stations and our Cactus Regional Landfill. The Cactus Regional Landfill is located in Pinal County (approximately half way between Phoenix and Tucson, Arizona). The landfill began accepting waste in July 2004 and has initial permitted capacity of approximately 224.0 million cubic yards. The site has no daily or annual volume limits. Our transfer station in Mesa, Arizona commenced operations in July of 2004 and our Central Phoenix transfer station began operations in June of 2004. There are no daily or annual volume limits at these transfer stations.

     Texas Region. Our Texas operations include our Fort Bend Regional Landfill and a transfer station serving the Houston market. The Fort Bend Regional Landfill is located in Fort Bend County, which is approximately 15 miles southwest of metropolitan Houston, Texas. It began accepting waste in August 2004 and has initial permitted capacity of 47.6 million cubic yards. The site has no daily or annual volume limits. Additionally, we operate a solid waste transfer station in Houston, Texas, which began operations in January 2005. The site is permitted to accept up to 850 tons per day of municipal and industrial solid waste.

Canada

     We have operations throughout Ontario and in Saskatchewan, Alberta and British Columbia.

     Eastern Canada. Our Eastern Canada operations are based primarily in and around metropolitan areas of southern Ontario. We operate in 16 districts with 14 collection operations, eight transfer stations, five material recovery facilities and one landfill. While our southern Ontario operations, other than Ottawa, do not have internal disposal facilities, we have disposal contracts in place for a majority of our collected volume at rates we believe to be favorable.

     Our Waste Services Landfill is located in Ottawa, Canada. It has estimated remaining capacity of 1.4 million cubic yards. The site has an annual disposal limit of 234,750 metric tons of dry waste. Based on current and projected disposal volumes, we estimate that the site has approximately seven years of remaining capacity. Additionally, we own property that is available for potential future expansions.

     Western Canada. Our Western Canada operations are located in the three most western Canadian provinces: Saskatchewan, Alberta and British Columbia. Our hauling companies are located in and around metropolitan areas of Alberta and British Columbia and our two landfills are located in proximity to the industrial waste markets that they serve. We operate in ten districts with eight collection operations, two transfer stations and two landfills. The two landfills we own and operate in Western Canada primarily serve industrial customers and while we do not have significant internal disposal facilities, we have disposal contracts in place for a majority of our collected volume.

     Our Gap Landfill is located in southern Saskatchewan and is permitted to accept industrial waste. Its primary customer base is the oilfield industry. It has current permitted capacity of approximately 2.4 million cubic yards. The site has no daily or annual volume limits. Based on current disposal volumes, we estimate that the site has a total remaining life of 50 years.

     Our Paintearth Landfill is located in Coronation, Alberta and is permitted to accept non-hazardous solid and industrial wastes, construction and demolition waste and certain special wastes and includes a composting facility, a bio-remediation facility and a material recycling facility. Its primary customer base is currently the oilfield industry. It has an estimated current remaining capacity of 8.9 million cubic yards. Based on current disposal volumes, we estimate that the site has a total remaining life of 40 years.

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

     In addition to our sales efforts directed at commercial and industrial customers, we have municipal marketing representatives in our markets in Canada and Florida who are responsible for interfacing with municipalities and communities to which we provide residential service to ensure customer satisfaction. Our municipal representatives organize and handle bids for renewal and new municipal contracts in their service areas.

     We have a diverse customer base, with no single contract or customer representing more than 3.0% of consolidated revenue for the year ended December 31, 2004.

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

     The U.S. solid waste industry currently includes three large national waste companies: Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc.. Waste Management, Inc. operating through its Canadian subsidiary, Waste Management of Canada Corporation and BFI Canada are our significant competitors in Canada.

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

Governmental Regulation

     We are subject to significant federal, provincial, state and local environmental and land use laws and regulations in the United States and Canada. The enforcement of both U.S. and Canadian environmental laws has become increasingly stringent. We believe that we are currently in substantial compliance with all material applicable environmental laws, permits, orders and regulations, and therefore we do not currently anticipate any significant environmental costs necessary to bring our existing operations into compliance. We anticipate that regulation, legislation and regulatory enforcement actions related to the solid waste services industry will continue to increase and that as they do, the administrative burden and costs of our compliance will increase.

     To transport, manage and accept solid waste for disposition, we must possess and comply with one or more permits from federal, provincial, state or local agencies and government offices. These permits must be periodically renewed and may be modified or revoked by the issuing agency.

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

The Resource Conservation and Recovery Act of 1976

     The Resource Conservation and Recovery Act of 1976, or RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non- hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous.

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

The Clean Air Act of 1970

     The Clean Air Act of 1970, or Clean Air Act, regulates emissions of air pollutants. The EPA has developed standards that apply to certain landfills depending on the date of the landfill construction, the location of the landfill, the materials disposed of at the landfill and the volume of the landfill emissions. The EPA has also issued standards regulating the disposal of asbestos containing materials under the Clean Air Act. Air permits to construct may be required for gas collection and flaring systems, and operating permits may be required, depending on the estimated volume of emissions.

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

Flow Control/Interstate Waste Restrictions

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

     Even in the absence of federal legislation, certain state and local jurisdictions may seek to enforce flow control restrictions through local legislation or contract. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which could affect the landfill owner’s ability to operate the landfills at full capacity or reduce the prices that it can charge for landfill disposal services. Any such restrictions may also result in higher disposal costs for our collection operations.

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

     Permits or other land use approvals with respect to a landfill, as well as state or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, specify the types of waste that may be accepted at the landfill or the areas from which waste may be accepted at a landfill. Once an operating permit for a landfill is obtained, it must generally be renewed periodically.

     There has been an increasing trend at the state and local level in the United States to mandate and encourage waste reduction at the source, and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the ability of transfer station and landfill owners to operate their sites at full capacity.

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

British Columbia

     The Environmental Management Act was enacted in July 2004 and introduced a regime which applies a risk-based approach of administrative penalties to be applied as a compliance enforcement tool as an alternative to prosecution. The Act governs waste collection and transfer operations in British Columbia. Various other provincial statutes, such as the Transportation of Dangerous

     Goods Act deal generally with environmental matters and could also impact our operations in British Columbia.

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

Employees

     As of December 31, 2004, we employed 2,128 full-time employees, including 176 persons categorized as professionals or managers, 1,808 employees involved in collection, transfer, disposal and recycling operations, and 144 sales, clerical, data processing or other administrative employees.

Risk Factors

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy

     As of December 31, 2004, we had total debt and capital lease obligations of $278.4 million. Our debt is comprised of our senior credit facilities, including a $60.0 million revolving credit facility due in April 2009, ($15.0 million outstanding at December 31, 2004) and a $99.3 million term loan maturing on April 2011, and our $160.0 million senior subordinated notes maturing in April 2014. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the Common Shares of Waste Services’ first tier foreign subsidiaries, including Capital, are pledged to secure obligations under the Credit Facilities.

     The amount of indebtedness owed under our existing credit facilities and senior subordinated notes may have adverse consequences for us, including making us more vulnerable to unfavorable economic conditions and competitive pressures, limiting our ability to borrow additional funds, requiring us to dedicate or reserve a large portion of cash flow from operations to service debt, limiting our ability to plan for or react to changes in our business and industry and placing us at a disadvantage compared to competitors with less debt in relation to cash flow.

     The credit facilities contain covenants and restrictions that could limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. Any failure by us to comply with these covenants and restrictions will, unless waived by the lenders, result in an immediate obligation to repay indebtedness. If such events occurred, we would be required to refinance or obtain capital from other sources, including sales of additional debt or equity or the sale of assets, in order to meet our repayment obligations. We may not be successful in obtaining alternative sources of funding to repay these obligations should events of default occur.

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

     During 2004, we had capital expenditures of $46.2 million. Separately, we have provided for our liabilities related to our closure and post-closure obligations. As we undertake acquisitions, expand our operations, and deplete our landfills, our cash expenditures will increase. As a result, working capital levels may decrease and require financing. In addition, if we must close a landfill sooner than we currently anticipate, or if we reduce our estimate of a landfill’s remaining available air space, we may be required to incur such cash expenditures earlier than originally anticipated. Expenditures for closure and post-closure obligations may increase as a result of any federal, state or local government regulatory action taken to accelerate such expenditures. These factors could substantially increase our cash expenditures and therefore impair our ability to invest in our existing or new facilities.

     We may need to refinance our existing credit facilities and may need to refinance other debt to pay the principal amounts due at maturity. In addition, we may need additional capital to fund future acquisitions and the integration of the businesses that we acquire. Our business may not generate sufficient cash flow, we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all.

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

Any failure to maintain the required financial assurance or insurance to support existing or future service contracts may prevent us from meeting our contractual obligations, and we might be unable to bid on new contracts or retain existing contracts resulting in reduced operating revenue and earnings

     Municipal solid waste services contracts and permits to operate transfer stations, landfills and recycling facilities typically require us to obtain performance bonds, letters of credit or other means of financial assurance to secure our contractual performance. Such contracts and permits also typically require us to maintain adequate insurance coverage. We carry a broad range of insurance coverage and retain certain insurance exposure that we believe is customary for a company of our size. If our obligations were to exceed our estimates, there could be a material adverse effect on our results of operations. Our ability to obtain performance bonds or letters of credit is generally dependent on our creditworthiness. Also, the issuance of letters of credit reduces the availability of our revolving credit facilities for other purposes. Our bonding arrangements are generally renewed annually. If we are unable to renew our bonding arrangements on favorable terms or at all or enter into arrangements with new surety providers, we would be unable to meet our existing contractual obligations that require the posting of performance bonds, and we would be unable to bid on new contracts. This would reduce our operating revenue and our earnings.

Our acquisition strategy may be unsuccessful if we are unable to identify and complete future acquisitions and integrate acquired assets or businesses and this subjects us to risks that may have a material adverse effect on our results of operations

     Part of our strategy to expand our business and increase our revenue and profitability is to pursue the acquisition of disposal-based and collection assets and businesses. We have identified a number of acquisition candidates, both in the United States and Canada, that we believe are suitable. However, we may not be able to acquire these candidates at prices or on terms and conditions that are favorable to us. Furthermore, we expect to finance future acquisitions through a combination of seller financing, cash from operations, borrowings under our financing facilities or issuing additional equity or debt securities. Our ability to execute our acquisition strategy also depends upon other factors, including our ability to obtain financing on favorable terms, the successful integration of acquired businesses and our ability to effectively compete in the new markets we enter.

     If we are unable to identify suitable acquisition candidates or successfully complete and integrate the acquisitions, we may not realize the expected benefits from our acquisition growth strategy, including any expected benefits from the proposed vertical integration of acquired operations and disposal facilities.

Our business strategy depends in part upon vertically integrating our operations. If we are unable to permit, expand or renew permits for our existing landfill sites or enter into agreements that provide us with access to landfill sites and acquire, lease or otherwise secure access to transfer stations, this may reduce our profitability and cash flow.

     Our ability to meet our business strategy depends in part on our ability to permit, expand or renew permits for our existing landfills, develop new landfill sites in proximity to our operations, enter into agreements that will give us long-term access to landfill sites in our markets and to acquire, lease or otherwise secure access to transfer stations that permit us to internalize our collection volume to our own landfill sites. Permits to expand landfills are often not approved until the remaining permitted disposal capacity of a landfill is very low. We may not be able to purchase additional landfill sites, renew the permits for or expand existing landfill sites, negotiate or renegotiate agreements to obtain a long-term advantage for landfill costs or permit or renew permits for transfer stations that allow us to internalize the waste we collect. If we were to exhaust our permitted capacity at our landfills, our ability to expand internally could be limited, and we could be required to cap and close our landfills and dispose of collected waste at more distant landfills or at landfills operated by our competitors or other third parties. In Alberta, Canada, regulations require landfills to be re-approved every 10 years, thereby providing the regulator an opportunity to add potentially more stringent or costly design or operating conditions to the permit or prevent the renewal of the permit. Our landfill located in Alberta, Canada must complete this re-approval process by October 2006. Any failure by us to secure favorable arrangements (through ownership of landfills or otherwise) for the disposal of collected waste would increase our disposal costs and could result in the loss of business to competitors with more favorable disposal options thereby reducing our profitability and cash flow.

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

     We also derive a portion of our revenue from non-municipal contracts, which generally have a term of one to five years. Some of these contracts permit our customers to terminate them before the end of the contractual term. Any failure by us to replace revenue from contracts lost through competitive bidding, termination or non-renewal within a reasonable time period could result in a decrease in our operating revenue and our earnings.

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

Labor unions may attempt to organize our non-unionized employees, which may result in increased operating expenses

     Some of our employees in Canada have chosen to be represented by unions, and we have negotiated collective bargaining agreements with them. Labor unions may make attempts to organize our non-unionized employees. The negotiation of any collective bargaining agreement could divert management’s attention away from other business matters. If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling-off” periods, which are often followed by union-initiated work stoppages, including strikes. Unfavorable collective bargaining agreements, work stoppages or other labor disputes may result in increased operating expenses.

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

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period

     For the year ended December 31, 2004, a portion of our revenue was derived from our operations in Canada. For each reporting period, we translate the results of our Canadian operations and financial condition into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. As the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely expenses are unfavorably affected. The effects of translation are reported as a component of other comprehensive income. Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). We do not currently hedge our exposure to changes in foreign exchange rates.

Changes to patterns regarding disposal of waste could adversely affect our results of operations by reducing the volume of waste available for collection and thus reducing our earnings

     Waste reduction programs may reduce the volume of waste available for collection in some areas where we operate. Some areas in which we operate offer alternatives to landfill disposal, such as recycling and composting. In addition, state, local, and provincial authorities increasingly mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills. Any significant adverse change in regulation or patterns regarding disposal of waste could have a material adverse effect on our earnings by reducing the level of demand for our services, resulting in decreased revenue and the earnings we are able to generate.

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

Item 2. Properties

     Our principal executive offices are in leased premises in Burlington, Ontario and in Scottsdale, Arizona. We also have administrative offices in Arizona, Florida, Alberta and Ontario. Our principal property and equipment consist of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our lenders under our existing revolving and term loan credit facilities.

     We operate collection businesses from locations in the United States and in Canada, of which 11 are owned and 22 are leased. At 8 of these leased facilities, we also operate transfer stations. We own 3 of the properties from which we operate transfer stations and lease or have operating agreements for 3 other locations. 3 of our 10 material recycling facilities in Canada and the United States are operated on properties which we own.

     We own and operate four landfills in the United States and three in Canada. For more information regarding our landfills, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Landfill Sites.”

     As of December 31, 2004, we used approximately 1,185 front-line waste collection vehicles in our operations. We believe that our vehicles, equipment and operating properties are adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, replacement of assets and in connection with future acquisitions.

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

     In February 2003, Canadian Waste commenced an action in the Court of Queen’s Bench of Alberta against us alleging breach of a landfill tipping agreement that we had entered into with Canadian Waste. The action alleges that we have breached the agreement by not paying certain amounts invoiced to us by Canadian Waste relating to increased costs incurred by Canadian Waste in its operation of the Ryley landfill and at which we deposited certain quantities of waste pursuant to the agreement. Canadian Waste seeks damages in the amount of approximately C$1.3 million. The agreement contains an arbitration clause that prohibits court action and requires arbitration with respect to certain disputes.

     In July 2004, Waste Management, Inc. filed a suit in the District Court of Harris County, Texas against Charles A. Wilcox, our President and Chief Operating Officer. The suit is for breach of contract, including breach of a non-competition agreement, and for a temporary and permanent injunction. Mr. Wilcox is subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management, Inc. Mr. Wilcox intends to vigorously defend this action.

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

     In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages or in excess of $75.0 million.

Item 4. Submission of Matters to a Vote of Security Holders

     On December 29, 2004, we held an annual meeting of our shareholders. At the meeting, David Sutherland-Yoest and Gary W. DeGroote were re-elected as directors to hold office until the 2007 annual meeting of shareholders.

     The following table sets forth the number of votes cast for or withheld for each director nominee:

Director	For	Withheld
David Sutherland-Yoest	75,941,016	327,616
Gary W. DeGroote	76,030,928	237,704

Item 4A. Executive Officers of the Registrant

     The following table sets forth information regarding our executive officers as of March 1, 2005.

Name	Age	Position	Since
David Sutherland-Yoest	48	Chairman and Chief Executive Officer	September 6, 2001
Charles A. Wilcox	52	President and Chief Operating Officer	July 1, 2004
Ivan R. Cairns	59	Executive Vice President, General Counsel and Secretary	January 5, 2004
Mark A. Pytosh	40	Executive Vice President	February 23, 2004
Ronald L. Rubin	39	Executive Vice President and Chief Financial Officer	September 2, 2003
Brian A. Goebel	37	Vice President, Chief Accounting Officer and Corporate Controller	October 1, 2003

     Certain biographical information regarding each of our executive officers is set forth below.

     David Sutherland-Yoest has been our Chairman and Chief Executive Officer and a director since September 6, 2001. Mr. Sutherland-Yoest also held the position of Chairman and Chief Executive Officer of H2O Technologies Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies Ltd. from March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste and the President of Canadian Waste Services, Inc., which, during such time, was a subsidiary of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Inc. and Browning-Ferris Industries, Ltd.

     Charles A. Wilcox was appointed our President and Chief Operating Officer effective July 1, 2004. Prior to joining us, Mr. Wilcox worked for Waste Management, Inc. from December 1994 where he held the positions of Senior Vice President, Market Planning and Development and prior to that Senior Vice President, Eastern Group.

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

     Ronald L. Rubin was appointed as our Executive Vice President and Chief Financial Officer effective September 2, 2003. Prior to joining us, Mr. Rubin, a Certified Public Accountant, held the position of Vice President, Chief Accounting Officer and Controller for Paxson Communications Corporation which owns and operates a broadcast television distribution system in the United States and the PAX TV network. Prior to joining Paxson, Mr. Rubin held the position of Vice President, Controller for AutoNation Inc., a Fortune 100 company and the former parent of Republic Services, Inc., a provider of solid waste collection, transfer and disposal services in the United States.

     Brian A. Goebel was appointed as our Vice President, Chief Accounting Officer and Corporate Controller effective October 1, 2003. From December 1999 until joining us, Mr. Goebel, a Certified Public Accountant, held the position of Assistant Controller, ANC Rental Corporation, which owned Alamo and National Car Rental. From January 1997 to December 1999, Mr. Goebel was a Director of Corporate Accounting for AutoNation, Inc. Prior to joining AutoNation, Inc., Mr. Goebel spent eight years in the Business Assurance practice of Coopers & Lybrand, LLP.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

     Since March 8, 2004, our Common Shares have been traded on the Nasdaq National Market. From September 22, 2000 through March 7, 2004, our Common Shares were traded on the Nasdaq SmallCap Market. The following table provides high and low common share price information for each quarter within our last two fiscal years:

	High	Low
Year Ended December 31, 2003
First Quarter	$5.11	$3.71
Second Quarter	$4.76	$2.98
Third Quarter	$5.90	$3.10
Fourth Quarter	$7.00	$5.05
Year Ended December 31, 2004
First Quarter	$6.06	$5.11
Second Quarter	$5.37	$4.51
Third Quarter	$3.00	$1.95
Fourth Quarter	$3.91	$2.41

Holders

     As at March 1, 2005, there were approximately 150 holders of record of our Common Shares (including holders of exchangeable shares).

Dividends

     We have not paid cash dividends on our Common Shares to date. The terms of our senior secured credit facilities prohibit us from paying cash dividends without the consent of our lenders. See Item 7 — Management Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — Senior Secured Credit Facilities.

     We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business and repayment of indebtedness. Accordingly, we do not intend to declare or pay any cash dividends on our Common Shares in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of applicable laws.

Recent Sales of Unregistered Securities

     In February 2004, we issued warrants to purchase 200,000 shares of common stock valued at approximately $0.4 million in a private placement transaction in connection with the acquisition of the Fort Bend Regional Landfill site. This issuance of warrants was exempt from the registration requirements pursuant to Section 4 (2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that it did not involve a public offering. The warrants vest over a three year period, one-third on each of the first, second and third anniversary of the warrant issue date and are exercisable for a period of 5 years from the warrant issue date at an exercise price of $5.75 per share, being the closing market price of our common stock on the date the warrant was issued.

     In October 2004, we issued 40,000 shares of common stock valued at approximately $0.2 million in a private placement transaction as an earn-out payment in connection with an acquisition in Arizona which was completed in March 2004. This stock issuance was exempt from the registration requirements pursuant to Section 4 (2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that it did not involve a public offering.

Item 6. Selected Financial Data

     The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto, which are included elsewhere in this annual report, especially Note 3 as it relates to our business combinations, significant asset acquisitions and dispositions and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 for the years then ended have been derived from our audited Consolidated Financial Statements. The selected consolidated financial data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the years then ended have been prepared in accordance with accounting principles generally accepted in the United States. All financial information presented in the tables is in thousands of dollars except per share data or as otherwise indicated.

	For Each of the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Statement of Operations and Cash Flow Data:
Revenue	$310,785	$126,750	$98,846	$93,241	$117,008
Income (loss) from operations	7,517	(5,046)	9,567	(8,671)	(6,622)
Net income (loss)	(48,154)	(22,380)	2,127	(19,668)	(18,281)
Net income (loss) attributable to common shareholders	(48,154)	(76,952)	(12,590)	(19,668)	(18,281)
Basic and diluted net loss per share	(0.55)	(1.98)	(0.39)	(1.60)	(2.54)
Shares used in calculating basic and diluted net loss per share	88,232	38,782	32,414	12,260	7,197
Cash flows from operating activities	24,697	9,446	13,654	6,685	7,362
Capital expenditures	(46,209)	(24,438)	(12,157)	(3,778)	(14,362)

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,507	$21,062	$1,775	$2,469	$—
Property, equipment and landfill sites, net	300,083	192,062	58,994	36,708	50,899
Goodwill and intangible assets	327,756	163,380	66,596	55,089	80,609
Total assets	720,583	470,998	149,022	110,652	152,959
Total debt and capital lease obligations (excluding mandatorily redeemable shares of preferred stock)	278,363	177,449	53,645	53,005	100,834
Mandatorily redeemable preferred shares	64,971	48,205	—	—	—
Total shareholders’ equity	298,776	201,117	77,817	45,913	38,655

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is based on, and should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto contained in this annual report.

Overview

     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the U.S. solid waste market and establish vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. We implemented this strategy in 2003 and 2004 by acquiring large municipal solid waste landfill developments and/or collection operations in Florida, Arizona and Texas. As part of our business strategy to expand into the U.S., we completed a migration transaction (the “Migration Transaction”) on July 31, 2004. Under the Migration Transaction, our corporate structure was reorganized so that Waste Services, Inc. a Delaware company and former subsidiary of Capital Environmental Resource Inc. became the ultimate parent company of our corporate group.

     We operate on a decentralized basis, while financial controls and information systems are controlled centrally. Our business is managed through five operating regions comprised of Florida (including our Central, North, and Gulf districts) Arizona, Texas, and Eastern and Western Canada.

     We had many accomplishments in 2004, including the completion and integration of significant business acquisitions in the U.S. and the opening of our three new large municipal solid waste landfill sites in Florida, Arizona and Texas. The JED landfill, located outside Orlando, opened in January 2004, the Cactus Regional Landfill, serving the Phoenix market, opened in July 2004, and the Fort Bend Regional Landfill, serving the Houston market, opened in August 2004. In Central Florida, two transfer stations are in the final stages of construction. Their completion expected in the second quarter of 2005, will allow us to internalize significant volumes into our JED landfill. In Arizona, we opened two transfer stations in the Phoenix market, which allow us to internalize a majority of our collected volumes into our Cactus Regional Landfill. In January 2005, we opened a transfer station in the Houston market. We look forward to improving margins and cash flow in 2005 as we increase internal and external waste volumes at each of these disposal facilities. We have also taken steps to improve operating performance at our newly acquired collection operations in Florida and Arizona through pricing initiatives, cost controls, safety programs, workforce reductions and consolidation of purchasing in areas such as fuel and parts. We expect these initiatives will also lead to improved financial performance in 2005. Our Canadian operations continue to perform according to our expectations and provide a consistent source of operating income and cash flow. We have introduced operating and cost control initiatives to improve the performance of our Canadian operations. We expect to continue to rationalize certain aspects of our operations in markets where we are not internalized for possible divestiture or asset swap transactions to enhance density and/or internalization opportunities in existing markets where we are vertically integrated and earn our highest returns.

     While we had many accomplishments in 2004, we also experienced setbacks as we failed to meet certain of our second quarter debt covenants in part because of delays in the opening of the Florida transfer stations and the under performance of the operations acquired from Florida Recycling relative to the historical results represented by the sellers. We were able to negotiate a settlement with the former owners of Florida Recycling and negotiate an amendment to our senior credit facilities. As a result of these negotiations, we believe we are well positioned to meet our future covenants. We have also instituted a strict discipline in our cash and working capital management. As a result, we have had limited borrowings under our revolving credit facility since our October bank amendment. With the expected opening of the Florida transfer stations in the second quarter of 2005, we believe that our operating cash flow, availability under our revolving credit facilities and the $7.5 million March 2005 equity infusion required under our credit agreement will provide us with more than sufficient liquidity to execute our business plan in 2005.

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

     We provide collection services for commercial and industrial customers generally under one to five year service agreements. We determine the fees we charge our customers based on a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on cost increases is however sometimes limited by the terms of our contracts.

     We provide residential waste collection services through a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes, mobile home parks and homeowners associations or subscription arrangements with individual homeowners. Our contracts with municipalities are typically for terms of up to five years and contain a formula, generally based on a predetermined published price index, for automatic adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions. The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices we charge in the market for similar services.

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

Expense Structure

     Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle and workers compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations in each of our markets which will allow us to internalize our own collection volume into our landfills and transfer stations. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically our internalization has been relatively low, but as a result of the recent opening of our landfills in Florida and Arizona and the opening and expected opening of transfer stations in these regions, we expect our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of our collection volumes to these landfill sites.

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

     We believe the age and condition of a fleet has a significant impact on operating costs including, but not limited to, repairs and maintenance, insurance and driver training and retention costs. Through capital investment, we seek to maintain an average fleet age of approximately six years. We believe this enables us to minimize our repair and maintenance costs, safety and insurance costs and employee turnover related costs.

     Selling, general and administrative expense includes managerial costs, information systems, sales force, administrative expenses and professional fees. We have made a significant investment in information systems and in assembling our management team to support our growth strategy. We expect selling, general and administrative expense to decline as a percentage of revenue in 2005 as we spread our overhead costs over a larger revenue base.

     Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including capping, closure and post-closure obligations using the units-of-consumption method, and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete which are amortized over the expected life of the benefit to be received by such intangibles. As further discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2004, we changed our method of accounting for asset retirement obligations.

     We capitalize certain third party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged currently in earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred.

Recent Acquisitions

     During July 2003, we purchased the site for our Cactus Regional Landfill. During May 2004, we received the permits and authorizations necessary for the operation of the landfill. As a condition of the purchase, we issued 1,250,000 Common Shares valued at $5.5 million to the sellers during the second quarter of 2004. Additionally, the sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million.

     In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a purchase price of approximately $120.0 million, subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets. In the second quarter of 2004, we divested certain landfill and related assets and liabilities acquired from Allied in exchange for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million. Proceeds in excess of net assets exchanged reduced goodwill from the original Allied Assets acquisition by $8.6 million.

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

     In April 2004, we completed the acquisition of the shares of Florida Recycling Services, Inc. (“Florida Recycling”) for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, and the issuance of 9,250,000 Common Shares valued at approximately $51.4 million. Florida Recycling operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets. Following our acquisition, the performance of the operations of Florida Recycling was below our expectations and we conducted a review of Florida’s Recycling business in an effort to identify the factors contributing to the lower than expected level of performance. Based on the results of this review, it appeared that the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. As such, we have begun a re-audit of the historical financial statements of Florida Recycling. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at their quoted market price as of September 24, 2004), with a total value of approximately $8.6 million, are recorded as income. As part of the settlement and upon its completion, we will receive title to a 2,000 ton per day recycling and transfer facility in Sanford, Florida.

     We expect to continue to make strategic acquisitions which we intend to finance through cash on hand, our Senior Secured Credit Facilities subject to the limitations on our investing activities set out in the Credit Facilities Agreement, as amended, and/or the issuance of other debt and equity financings. We expect that we will continue to rationalize certain aspects of our operations in markets where we are not internalized through either divestiture or asset swap transactions in order to enhance density and/or internalization opportunities in existing markets where we are vertically integrated.

Factors that Might Affect Future Results

     We have recently acquired and commenced operations at three large municipal solid waste landfill sites in the United States that we believe will materially affect our revenue, profitability and cash flow going forward.

     The following summarizes our three recently acquired landfills:

•	JED Landfill — a municipal solid waste landfill with 24.0 million cubic yards of initial permitted capacity, located in Osceola County, Florida. The landfill is located approximately 20 miles south of metropolitan Orlando and is well positioned to serve the Orlando metropolitan area and the surrounding counties. The facility opened for operation in the first quarter of 2004. Part of our strategy is to maximize the internalization of waste volumes to our JED Landfill. The execution of this strategy is dependent partly upon the opening of two transfer stations in central Florida. The Taft transfer station and recycling facility, located south of Orlando, is owned and operated by a third party with whom we have entered into a 10-year disposal agreement. The Taft facility has received a modified permit allowing it to accept up to 1,500 tons of Class I and Class III solid waste combined per day, subject to completion of certain building modifications expected to be completed in the second quarter of 2005. The other transfer station and recycling facility, located in Sanford, Florida, is fully permitted to accept up to 2,000 tons per day of Class I municipal solid waste upon completion of construction which is also expected in the second quarter of 2005. Ownership of the Sanford facility also referred to as the Ice House facility, will be transferred to us upon completion of construction pursuant to the terms of our settlement agreement with the former owners of Florida Recycling. We had previously expected that these transfer stations would be operational by the fourth quarter of 2004.

•	Cactus Regional Landfill — a municipal solid waste landfill with 224.0 million cubic yards of initial permitted capacity, located in Pinal County, Arizona. The landfill is located between Phoenix and Tucson, Arizona and is well-positioned to serve both markets. The facility opened for operation in the third quarter of 2004. Also in the second and third quarters of 2004, we began operations at our two newly constructed transfer stations in the Phoenix market area.

•	Fort Bend Regional Landfill — a municipal and industrial solid waste landfill with 48.0 million cubic yards of initial permitted capacity, located in Fort Bend County, Texas. The landfill is located approximately 15 miles southwest of metropolitan Houston and is well-positioned to serve the Houston metropolitan area, including Fort Bend County. The facility opened for operation in the third quarter of 2004. We have constructed a transfer station in Houston, which is permitted to accept up to 850 tons per day of municipal solid waste and began operations in January 2005.

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

Revenue Recognition

     We recognize revenue when services, such as providing collection services or accepting waste at our disposal facilities, are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the period in which the services are rendered.

Accounts Receivable and Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts based on their expected collectibility. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends, and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding over 120 days. We evaluate and revise our reserve on a monthly basis based upon a review of specific accounts outstanding and our history of uncollectible accounts.

Business Acquisitions and Goodwill

     We account for business acquisitions using the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

     We have fully adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit (ii) future estimated effective tax rates, which we estimate to range between 37% and 40%; (iii) future estimated rate of capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimated to range between 8.0% and 10.0%; and (v) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

     Acquisition deposits and deferred acquisition costs include capitalized incremental direct costs associated with proposed business combinations that are currently being negotiated. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged to earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. Indirect and internal costs, including executive salaries, overhead and travel costs related to acquisitions, are expensed as incurred.

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

     Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

     Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should we repay an obligation earlier then its contractual maturity, any remaining deferred financing costs are charged to earnings.

Landfill Sites

     Landfill sites are recorded at cost. Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, liners and site berms, leachate management facilities and other costs associated with environmental management equipment and structures.

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

     We assess the carrying value of our landfill sites in accordance with the provisions of SFAS No. 144. These provisions, as well as possible instances that may lead to impairment, are addressed in “—Long-Lived Assets”. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

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

     The following table reflects landfill capacity activity for permitted landfills owned by us for the years ended December 31, 2004, 2003 and 2002 (in thousands of cubic yards).

	December 31, 2004
	Balance,				Balance,
	Beginning	Landfills	Landfills	Airspace	End
	of Period	Acquired	Divested	Consumed	of Period
United States
Permitted capacity	26,084	244,000	(94)	(1,107)	268,883
Probable expansion capacity	18,300	—	—	—	18,300

Total available airspace	44,384	244,000	(94)	(1,107)	287,183

Number of sites	3	2	(1)		4

Canada
Permitted capacity	10,871	1,430	—	(659)	11,642
Probable expansion capacity	—	—	—	—	—

Total available airspace	10,871	1,430	—	(659)	11,642

Number of sites	2	1	—		3

Total
Permitted capacity	36,955	245,430	(94)	(1,766)	280,525
Probable expansion capacity	18,300	—	—	—	18,300

Total available airspace	55,255	245,430	(94)	(1,766)	298,825

Number of sites	5	3	(1)		7

	December 31, 2003
	Balance,	Landfills			Balance,
	Beginning	Expanded or	Landfills	Airspace	End
	of Period	Acquired	Divested	Consumed	of Period
United States
Permitted capacity	—	26,084	—	—	26,084
Probable expansion capacity	—	18,300	—	—	18,300

Total available airspace	—	44,384	—	—	44,384

Number of sites	—	3	—		3

Canada
Permitted capacity	7,618	3,863	—	(610)	10,871
Probable expansion capacity	—	—	—	—	—

Total available airspace	7,618	3,863	—	(610)	10,871

Number of sites	2	—	—		2

Total
Permitted capacity	7,618	29,947	—	(610)	36,955
Probable expansion capacity	—	18,300	—	—	18,300

Total available airspace	7,618	48,247	—	(610)	55,255

Number of sites	2	3	—		5

	December 31, 2002
	Balance,				Balance,
	Beginning	Landfills	Landfills	Airspace	End
	of Period	Acquired	Divested	Consumed	of Period
Canada
Permitted capacity	5,832	2,167	—	(381)	7,618
Probable expansion capacity	—	—	—	—	—

Total available airspace	5,832	2,167	—	(381)	7,618

Number of sites	1	1	—		2

Accrued Closure and Post-Closure Obligations

     On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 required us to change our methodology used to record liabilities related to final capping, closure and post-closure of our landfill operations. Under the provisions of the new statement, we recognize, as an asset, the fair value of the liability for an asset retirement obligation. The asset is then depleted, consistent with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Additionally, we recognize a liability for the present value of the estimated future asset retirement obligation. The liability will be adjusted for (i) additional liabilities incurred or settled, (ii) accretion of the liability to its future value and (iii) revisions in the estimated cash flows relative to closure and post-closure costs. As further discussed in Note 2 to the consolidated financial statements, effective January 1, 2004 we changed our methodology used to define an obligating event.

     Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post closure liabilities by estimating the total future obligation in current dollars, inflating the obligations based upon the expected date of the expenditure using an inflation rate of 2.0% and discounting the inflated total to its present value using an 8.5% credit-adjusted risk-free discount rate. For 2005, we expect our inflation rate to approximate 2.5% and discount rate to approximate 9.5%. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the estimated life of the landfill.

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

Risk Management

     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, the size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2004 we have posted letters of credit with our U.S. insurer of approximately $3.0 million to cover the liability for losses within the deductible limit. During the first quarter of 2005, we increased this letter of credit to $8.4 million. Provisions for retained claims are made by charges to expense based upon periodic evaluations by management of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Translation and remeasurement of foreign currency

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

Operating Results

Results of Operations for each of the Three Years Ended December 31, 2004, 2003 and 2002

     The following tables sets forth our consolidated results of operations for each of the three years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004
	U.S.		Canada		Total
Revenue	$168,067	100.0%	$142,718	100.0%	$310,785	100.0%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	123,534	73.5%	96,366	67.5%	219,900	70.8%
Selling, general and administrative expense	33,166	19.7%	22,361	15.7%	55,527	17.9%
Stock-based compensation (benefit) expense	26	—	(116)	-0.1%	(90)	0.0%
Severance and other related costs	2,563	1.5%	176	0.1%	2,739	0.9%
Settlement with sellers of Florida Recycling	(8,635)	-5.1%	—	—	(8,635)	-2.8%
Depreciation, depletion and amortization	17,888	10.6%	16,316	11.4%	34,204	11.0%
Foreign exchange gain and other	—	—	(377)	-0.3%	(377)	-0.1%

Income (loss) from operations	$(475)	-0.2%	$7,992	5.7%	$7,517	2.3%

	2003
	U.S.		Canada		Total
Revenue	$1,765	100.0%	$124,985	100.0%	$126,750	100.0%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	1,300	73.7%	82,274	65.8%	83,574	65.9%
Selling, general and administrative expense	4,617	261.6%	24,241	19.4%	28,858	22.8%
Stock-based compensation expense	—	—	2,677	2.1%	2,677	2.1%
Depreciation, depletion and amortization	200	11.3%	14,727	11.8%	14,927	11.8%
Foreign exchange loss and other	—	—	1,760	1.4%	1,760	1.4%

Loss from operations	$(4,352)	-246.6%	$(694)	-0.5%	$(5,046)	-4.0%

	2002
	U.S.		Canada		Total
Revenue	$—	0.0%	$98,846	100.0%	$98,846	100.0%
Operating expenses:
Cost of operations (exclusive of depreciation and amortization)	—	0.0%	64,436	65.2%	64,436	65.2%
Selling, general and administrative expense	—	0.0%	15,238	15.4%	15,238	15.4%
Stock-based compensation expense	—	0.0%	1,046	1.1%	1,046	1.1%
Depreciation, depletion and amortization	—	0.0%	10,718	10.8%	10,718	10.8%
Foreign exchange loss and other	—	0.0%	(2,159)	-2.2%	(2,159)	-2.2%

Income from operations	$—	0.0%	$9,567	9.7%	$9,567	9.7%

Revenue

     A summary of our revenue for each of the three years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004		2003		2002
Collection	$259,983	78.3%	$103,215	74.0%	$80,145	72.6%
Landfill disposal	27,101	8.2	13,173	9.4	9,459	8.6
Transfer station	27,892	8.4	17,315	12.4	16,728	15.1
Material recovery facilities	10,531	3.2	4,859	3.5	3,155	2.8
Other specialized services	6,402	1.9	955	0.7	943	0.9

	331,909	100.0%	139,517	100.0%	110,430	100.0%

Intercompany elimination	(21,124)		(12,767)		(11,584)

	$310,785		$126,750		$98,846

     Revenue was $310.8 million for the year ended December 31, 2004 and $126.8 million for the year ended December 31, 2003, an increase of $184.0 million or in excess of 100%. The increase in revenue for our United States operations of $166.3 million or in excess of 100% was primarily driven by acquisitions of $147.9 million, volume at our new landfills of $7.8 million and internal growth of $10.6 million. Our internal growth in the U.S. was driven primarily by hurricane related collection volumes in Florida during 2004. The increase in revenue for our Canadian operations of $17.7 million or 14.2% is primarily due to increased volume of $4.2 million or 3.4%, pricing increases of $3.7 million or 3.0%, and acquisitions of $0.4 million or 0.3%. In addition, the favorable effects of foreign exchange movements increased Canadian revenue by $9.4 million or 7.5%.

     Revenue was $126.8 million for the year ended December 31, 2003 and $98.8 million for the year ended December 31, 2002, an increase of $28.0 million or 28.2%. The favorable effects of foreign exchange movements increased revenue by 14.0%, reflecting the strengthening of the Canadian dollar versus the U.S. dollar during 2003. Increased collection and landfill disposal volumes increased revenue by 8.0%, which was primarily due to new residential waste collection agreements in our Canadian operations. New acquisitions increased revenue by 5.1% and pricing increases increased revenue by 1.1%.

Cost of Operations

     Cost of operations was $219.9 million for the year ended December 31, 2004 and $83.6 million for the year ended December 31, 2003, an increase of $136.3 million or in excess of 100%. As a percentage of revenue, cost of operations was 70.8% for the year ended December 31, 2004 and 65.9% for the year ended December 31, 2003. The increase in cost of operations for our United States operations of $122.2 million or in excess of 100% was primarily driven by acquisitions and an increase in landfill operating costs at our recently opened landfill sites. As a percentage of revenue, cost of operations in our United States operations was 73.5% for the year ended December 31, 2004 and 73.7% for the year ended December 31, 2003. Our lower margins in the United States, as compared to Canada, are primarily driven by the higher mix of lower margin collection revenue in the United States. We expect that our U.S. operating margins will improve as we increase internal and external volumes at our new landfill and transfer station sites.

     The increase in cost of operations for 2004 in Canada is primarily due to disposal and sub-contractor costs of $3.0 million or 3.6%, increased labor of $3.0 million or 3.6%, and fuel and other operating costs of $1.3 or 1.5%. The unfavorable effects of foreign exchange movements increased cost of operations by $6.8 million or 8.1%. The increase in disposal, subcontractor, and labor costs in aggregate dollars and as a percentage of revenue is due to increased disposal volumes as well as higher transportation and fuel costs in our Canadian operations coupled with a higher mix of lower margin collection revenue.

     Cost of operations was $83.6 million for the year ended December 31, 2003 and $64.4 million for the year ended December 31, 2002. As a percentage of revenue, cost of operations was 65.9% for the year ended December 31, 2003, and 65.2% for the year ended December 31, 2002. The increase in cost of operations as a percentage of revenue was primarily related to higher costs of labor on lower margin residential contracts that were in place during 2003. The overall increase in cost of operations of 29.7% was primarily due to the effects of foreign currency movements, 13.5%, increased costs of disposal, 7.5%, increased labor costs, 6.6%, and labor and disposal costs at our newly acquired U.S. operations, 2.1%. The increase in Canadian operating costs was primarily the result of new waste collection agreements.

Selling, General and Administrative Expense

     Selling, general and administrative expense, excluding stock-based compensation expense, was $55.5 million for the year ended December 31, 2004 and $28.9 million for the year ended December 31, 2003, an increase of $26.6 million or in excess of 100%. As a percentage of revenue, selling, general and administrative expense was 17.9% for the year ended December 31, 2004 and 22.8% for the year ended December 31, 2003. The overall increase in selling, general and administrative expense is primarily due to acquisitions in the U.S., and to increased salaries, systems and other overhead costs incurred in connection with our expansion into the U.S. In connection with our migration transaction, we incurred legal and professional fees of $0.8 million for the year ended December 31, 2004. Concurrent with our bank amendment, we incurred approximately $0.8 million of legal and professional fees that were currently expensed. During 2004, our compliance efforts with Sarbanes-Oxley increased our overhead spending on third party professionals by approximately $0.9 million. Separately, during the third quarter of 2004 and as part of our cost reduction initiatives, we reduced our workforce by approximately 55 employees and incurred approximately $2.7 million, of which $1.7 million related to our former President, in severance charges and other related costs. As a result of the workforce reduction, we expect an annual savings of $3.2 million in salary and related costs. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense by $1.5 million or 5.2%. We expect selling, general and administrative expense as a percentage of revenue to decline in 2005 as compared to 2004 due to having a full year impact from our 2004 acquisitions and revenue generated by our newly opened landfills.

     Selling, general and administrative expense, excluding stock-based compensation expense, was $28.9 million for the year ended December 31, 2003 and $15.2 million for the year ended December 31, 2002. As a percentage of revenue, selling, general and administrative expense was 22.8% for the year ended December 31, 2003 and 15.4% for the year ended December 31, 2002. The overall increase in selling, general and administrative expense of 89.4%, as well as the increase as a percentage of revenue, was primarily due to increased salaries, systems and other overhead costs to build our infrastructure and enable us to execute our acquisition strategy as well as increased professional and legal fees relative to our Migration Transaction. The unfavorable effects of foreign exchange movements were 12.7%.

Stock-based compensation expense (benefit)

     Stock-based compensation expense (benefit) relates to warrants issued to an executive officer in 2001 for which variable accounting applies and options or warrants issued to non-employees for services rendered. Stock-based compensation expense (benefit) is partially based on changes in our stock price.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization was $34.2 million for the year ended December 31, 2004 and $14.9 million for the year ended December 31, 2003, an increase of $19.3 million or in excess of 100%. As a percentage of revenue, depreciation, depletion and amortization was 11.0% and 11.8% for the years ended December 31, 2004 and 2003, respectively. The overall increase in depreciation, depletion and amortization was due to our acquisitions in the United States coupled with depletion at our three newly opened landfills, $17.7 million, and increased depreciation on our vehicle fleet, related equipment and other increases, $0.5 million. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $1.1 million. As a percentage of revenue, depreciation, depletion and amortization decreased in 2004 as compared to 2003 due to an increased mix of collection revenue. Landfill depletion rates ranged from $1.14 to $7.73 per ton for our landfills in the United States and C$3.31 to C$15.88 per tonne for our landfills in Canada.

     Depreciation, depletion and amortization was $14.9 million for the year ended December 31, 2003 and $10.7 million for the year ended December 31, 2002. As a percentage of revenue, depreciation, depletion and amortization was 11.8% for the year ended December 31, 2003 and 10.8% for the year ended December 31, 2002. The increase in depreciation, depletion and amortization of $4.2 million or 39.3% was due to unfavorable effects of foreign exchange movements of 15.2%, depreciation on our trucks and containers of 10.7%, depletion of approximately 10.5%, depreciation at our newly acquired U.S. operations of 1.9% and amortization and other of 1.0%. Depreciation of our trucks and containers increased primarily due to an increase in our fleet size and number of containers. Depletion increased primarily due to increased disposal volumes as well as depletion related to our closure and post-closure obligations. Landfill depletion rates during the year ended December 31, 2003 for our two Canadian operating landfills ranged from C$4.00 to C$14.06 per tonne. We had no operating landfills in the United States during 2003. For the year ended December 31, 2002, landfill depletion rates ranged from C$3.00 to C$11.19 per tonne.

Foreign Exchange Loss (Gain) and Other

      The foreign exchange loss in 2004 and 2003 was the result of re-measuring U.S. dollar denominated cash balances into Canadian dollars. The foreign exchange gains in 2002 were the result of re-measuring our U.S. dollar denominated debt balances into Canadian dollars. As part of the June 2002 refinancing of our senior credit facility, our U.S. dollar denominated debt was repaid.

Interest Expense

     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Preferred Stock and amortization of issue costs	$17,582	$10,161	$—
Credit facility and Senior Subordinated Note interest	19,858	4,011	3,330
Amortization of debt issue costs	10,294	3,281	1,855
Capitalized interest	(178)	—	—
Other interest expense	864	986	542

	$48,420	$18,439	$5,727

     The increase in interest expense is due primarily to (i) increased amortization of debt issue costs, which includes a $6.5 million charge for the remaining unamortized debt issue costs associated with the repayment of our 364-day Credit Facility in April 2004, (ii) increased interest expense relative to our senior credit facilities and 9 1/2% Subordinated Notes and (iii) increased non-cash dividends and amortization of issue costs relative to our cumulative mandatorily redeemable preferred stock. The weighted average interest rate on credit facility borrowings was 7.11%, 6.54%, and 6.74%, for the years ended December 31, 2004, 2003 and 2002, respectively.

Changes in fair value of warrants pending registration

     Due to the nature of certain financial penalties within the registration rights agreement in our April 2004 private placement, the Common Shares, warrants and related proceeds from this offering were classified outside of shareholders’ equity until the registration was declared effective during August of 2004. Such amounts were reclassified to permanent equity during the third quarter of 2004.

Income Tax Provision (Benefit)

     The income tax provision (benefit) was $7.6 million for the year ended December 31, 2004, $(0.6) million for the year ended December 31, 2003 and $1.7 million for the year ended December 31, 2002. The provision (benefit) is in excess of amounts at the combined federal and state/provincial statutory rates due to the non-deductible nature of dividends accrued on our preferred shares coupled with valuation allowances on our net operating losses in the United States.

     As of December 31, 2004, we had $75.3 million of gross net-operating loss carry-forwards, of which, $45.6 million related to U.S.

operations. Refer to Note 14 of our Consolidated Financial Statements for the amount of net operating loss carry-forwards expiring in each future year. We have determined that the realization of the future tax benefit related to the Canadian loss carryforwards totaling $29.7 million is more likely than not and accordingly, have not provided a tax valuation allowance against the benefit of these tax loss carryforwards as they are expected to be utilized through future operations and certain tax planning strategies. Due to the start-up nature of our U.S. operations, we have provided a valuation allowance for our net operating loss carryforwards generated in the United States. Separately, changes in our ownership structure may result in limitations on the utilization of loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

Liquidity and Capital Resources

     Our principal capital requirements are to fund capital expenditures, debt service and business and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Senior Credit Facilities and proceeds from debt and equity issuances.

Senior Secured Credit Facilities

     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the Common Shares of our first tier foreign subsidiaries, including Capital, are pledged to secure obligations under the Credit Facilities. As of December 31, 2004, $15.0 million was drawn under the revolving credit facility and $13.3 million was used to support outstanding letters of credit.

     As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment includes changes to certain of the financial and other covenants contained in the Credit Facilities and increases the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million, up to $12.5 million of which is available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. As of December 31, 2004, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods. The amendment also requires us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On September 30, 2004, we entered into a standby purchase agreement with Michael G. DeGroote pursuant to which we may require Mr. DeGroote to purchase shares of our common stock for a purchase price of $7.5 million on or before March 28, 2005. As of March 4, 2005, we exercised our rights under the purchase agreement thereby requiring Mr. DeGroote to purchase such shares.

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

     The following table sets forth our financial covenant levels for each of the next four quarters:

	Maximum Consolidated	Maximum Consolidated Senior	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Secured Leverage Ratio	Interest Coverage Ratio
FQ1 2005	7.00:1.00	3.00:1.00	1.75:1.00
FQ2 2005	6.50:1.00	2.75:1.00	1.75:1.00
FQ3 2005	5.75:1.00	2.50:1.00	1.75:1.00
FQ4 2005	5.25:1.00	2.50:1.00	2.00:1.00

Senior Subordinated Notes

     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semiannually on October 15 and April 15. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April

15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

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

     We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will exchange the Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. As we need to file our re-audited Florida Recycling financial statements and pro forma financial statements prior to filing the registration statement, we have not filed the registration statement with respect to the Subordinated Notes and, therefore, we are required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount, of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default (approximately $8,000 per week.) Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes. Currently, our interest penalty approximates $24,000 per week until May 26, 2005 when it will increase to $32,000 per week.

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

     On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, thereby requiring Mr. DeGroote to purchase shares of our common stock for $7.5 million on or before March 28, 2005. Pursuant to the standby purchase agreement, the price per share will be equal to 85% of the average of the closing price of our common stock during the ten trading days ending on the second trading day preceding the closing of the transaction. Mr. DeGroote will also receive warrants to purchase our common stock equal to 10% of the shares issued with an exercise price equal to the purchase price for the Common Shares. Upon closing the transaction, Mr. DeGroote will receive a $375,000 commitment fee, which is in addition to the $375,000 fee upon execution of the standby purchase agreement. This equity infusion was required as a condition to our amended credit facility and will provide additional liquidity for us.

Cumulative Mandatory Redeemable Preferred Stock

     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of our common stock (on a one-for-one basis) for $3.00 per share. The warrants are exercisable at anytime until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $73.4 million as of December 31, 2004. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.

     As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments accrue. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.

     Also pursuant to the Amended Certificate of Designations, if we become subject to a liquidation or insolvency event (as such terms are defined in our Amended and Restated Credit Agreement dated April 30, 2004) or in the event of a change of control (as such term is defined in the Amended Certificate of Designations), all payments and other distributions to holders of Preferred Stock will be subordinate to the repayment in full of our Credit Facilities. This provision does not prohibit any accrual or increase in the dividend rate or in the liquidation preference of the Preferred Stock as provided for in the Amended Certificate of Designations, or the distribution of additional shares or other equity securities to the holders of Preferred Stock, so long as such additional shares or other equity securities are subject to at least equivalent subordination provisions. In addition, the Amended Certificate of Designations prohibits us from making any payment or distribution to the holders of Preferred Stock in the event of a sale of our assets, or the exercise by the holders of the Preferred Stock of their right to require payment of the liquidation amount of their shares as a result of the failure to consummate a sale of our assets as described in the preceding paragraph, unless such payment or distribution is expressly permitted pursuant to the terms of the agreement then governing our Credit Facilities.

Migration Transaction

     As part of our business strategy to expand into the United States, we entered into a migration transaction that became effective on July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, Inc., a Delaware company, became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Capital, a company amalgamated under the laws of the Province of Ontario, Canada. After the migration transaction, Capital became our subsidiary.

     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (1) the exchange of 87,657,035 Common Shares of Capital for 87,657,035 shares of our common stock; and (2) the conversion of the remaining 9,229,676 Common Shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Capital (now Waste Services (CA) Inc.). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

     The terms of the exchangeable shares of Capital are the economic and functional equivalent of our common stock. Holders of exchangeable shares (1) will receive the same dividends as holders of shares of our common stock and (2) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one (1) share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are a component of our common equity.

     Upon the occurrence of certain events, such as the liquidation of Capital, or after the redemption date, our Canadian holding company, Capital Holdings will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of our common stock.

Surety Bonds and Letters of Credit

     Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2004, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $67.7 million to collateralize our obligations. The majority of these obligations expire over the next year and will need to be renewed.

Cash Flows

     The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2004 and 2003.

Cash Flows from Operating Activities

     Cash provided by operating activities were $24.7 million for the year ended December 31, 2004 and $9.4 million for the year ended December 31, 2003. The increase in cash provided by operating activities is primarily due to cash generated from our Canadian operations and domestic acquisitions as well as improvements in working capital.

     Cash provided by operating activities were $9.4 million for the year ended December 31, 2003, and $13.7 million for the year ended December 31, 2002. The decrease in cash provided by operating activities is primarily due to increased overhead spending, as previously discussed, partly offset by increased cash from our working capital.

Cash Flows used in Investing Activities

     Cash used in investing activities was $198.2 million for the year ended December 31, 2004 and $195.6 million for the year ended December 31, 2003. The increase in cash used in investing activities is primarily due to the various business acquisitions we completed during 2004 and increased capital expenditures. Capital expenditures were $46.2 million for the year ended December 31, 2004. We expect our capital expenditures to range from $37.0 to $38.0 million for all of 2005. Proceeds from business divestures of $14.2 million primarily related to the sale of non-core assets acquired as part of the Allied and Florida Recycling transactions. We intend to finance future capital expenditures and business acquisitions through operating cash flow, borrowings under our existing credit facilities, proceeds from asset sales and the issuance of equity and/or other debt securities.

     Cash used in investing activities was $195.6 million for the year ended December 31, 2003, and $39.8 million for the year ended December 31, 2002. The increase in cash used in investing activities during 2003 was primarily due to our acquisition activity. During the year ended December 31, 2003, we purchased certain assets from Allied for $81.1 million in cash, all the membership interests in the entity which owns the JED Landfill for $68.1 million in cash, and we acquired a number of smaller companies for an aggregate cash purchase price of approximately $12.2 million. Capital expenditures also increased by $12.3 million for the year ended December 31, 2003 versus 2002 primarily due to increased spending related to landfill development, and in the prior year, approximately $1.8 million in capital expenditures was financed with capital leases. In addition, cash deposits for pending business acquisitions increased $9.9 million over the prior year.

Cash Flows from Financing Activities

     Cash provided by financing activities was $160.7 million for the year ended December 31, 2004 and $205.1 million for the year ended December 31, 2003. The decrease in cash flows from financing activities is due to overall lower equity offerings and related proceeds offset by releases of cash collateral supporting outstanding letters of credit.

     Cash provided by financing activities was $205.1 million for the year ended December 31, 2003, and $25.4 million for the year ended December 31, 2002. As previously discussed, the increase in cash flows from financing activities is primarily due to proceeds from our Credit Facilities and the issuance of Series 1 preferred shares, Preferred Stock, and our Common Shares, the proceeds of which were primarily used to finance acquisitions and repay our previous senior secured credit facility.

New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We have not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.

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

Off-Balance Sheet Financing

     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environment Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreements are further described in Note 12 of our annual financial statements for the year ended December 31, 2004.

Tabular Disclosure of Contractual Obligations

     We have various commitments primarily related to funding of short-term debt, our Preferred Stock, closure and post-closure obligations and capital and operating lease commitments. You should also read our discussion regarding “Liquidity and Capital Resources” contained herein. The following table provides details regarding our contractual obligations and other commercial commitments subsequent to December 31, 2004 (in thousands):

						Beyond
	2005	2006	2007	2008	2009	5 Years	Total
Contractual cash obligations:
Existing credit facilities	$1,000	$1,000	$1,000	$1,000	$16,000	$254,250	$274,250
Capital lease obligations	1,341	630	459	—	—	—	2,430
Other long-term debt	166	177	190	203	217	2,177	3,130
Operating lease commitments	5,081	4,674	4,033	3,510	2,594	9,669	29,561
Cumulative mandatorily redeemable preferred stock(1)	—	—	—	—	156,142	—	156,142
Closure and post-closure obligations(2)	—	—	730	4,681	2,019	183,158	190,588

	$7,588	$6,481	$6,412	$9,394	$176,972	$449,254	$656,101

(1)	This table includes our cumulative mandatorily redeemable preferred stock, which must be redeemed in full no later than May 2015. The future payment of $156.1 million represents the principal, plus accrued dividends at 17.75% compounded quarterly to May 6, 2009, which is the earliest date Kelso may require us to repay the obligation. If we do not redeem by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board of directors. Refer to Note 11 of the consolidated financial statements.

(2)	Future payments on closure and post-closure obligations are undiscounted and contemplate full utilization of current and probable expansion airspace.

Other Contractual Arrangements

     In connection with a certain acquisition in December 2003 and the issuance of the 600,000 Common Shares, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for any loss on sales of shares below $4.75 per share.

     In the normal course of our business, we have other commitments and contingencies relating to environmental and legal matters. For a further discussion of commitments and contingencies, see Note 12 to our Consolidated Financial Statements contained elsewhere in this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For each of the three years ended December 31, 2004, 2003 and 2002 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.4 million.

     As of December 31, 2004, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase annual cash interest expense by approximately $0.3 million.

Item 8. Financial Statements and Supplementary Data

     All financial statements and supplementary data that are required by this Item are listed in Part IV, Item 15 of this annual report, are presented beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     PricewaterhouseCoopers LLP (“PwC”), Toronto, Ontario audited our Consolidated Financial Statements for the year ended December 31, 2002. In February 2003, PwC informed us that they declined to stand for reelection as our independent accountants. The report of PwC on our consolidated financial statements as of and for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     In connection with their audit for the year ended December 31, 2002 and for the interim period through the filing date of this report, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on the financial statements for such year. During the year ended December 31, 2002, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K with respect to us.

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

     As a result of our migration transaction, the Audit Committee of the Board of Directors on July 27, 2004 appointed the U.S. member firm of BDO world wide, BDO Seidman LLP, as our principal independent auditor for the year ended December 31, 2004. BDO, the Canadian member firm of BDO world wide, will continue to provide audit, audit-related and tax services as we continue to have significant operations located in Canada. BDO Dunwoody LLP’s audit report on our Financial Statements for the year ended December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

     For the year ended December 31, 2003 and through the filing date of this report, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to BDO’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report. For the years ended December 31, 2003, and through July 27, 2004, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

     During the years ended December 31, 2003, and through July 27, 2004, we did not consult BDO Seidman, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, other than in connection with carrying out the review procedures required under Appendix K of the SEC Practice Section rules (subsequently adopted by the PCAOB).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

     The report is included in Item 8 of this annual report.

Attestation Report of Registered Public Accounting Firm

     The report is included in Item 8 of this annual report.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     The following table sets forth certain information with respect to our directors as of March 1, 2005:

Name	Age	Since	Position
David Sutherland-Yoest	48	September 6, 2001	Chairman, Chief Executive Officer and Director
Gary W. DeGroote (3)	49	September 6, 2001	Director
Michael B. Lazar (3)	35	May 6, 2003	Director
George E. Matelich (2)	48	May 6, 2003	Director
Lucien Rémillard	57	September 6, 2001	Director
Jack E. Short (1)(2)	63	July 28, 2004	Director
Wallace L. Timmeny(1)(2)(3)	67	July 28, 2004	Director
Michael J. Verrochi(1)(2)	64	July 28, 2004	Director

(1)	Member of the Audit Committee.

(2)	Member of the Governance Committee.

(3)	Member of the Compensation Committee.

     Biographical information regarding each of our directors is set forth below:

     David Sutherland-Yoest has been Chairman and Chief Executive Officer and a director since September 6, 2001. Mr. Sutherland- Yoest also held the position of Chairman and Chief Executive Officer of H2O Technologies Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies Ltd. from March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste and the President of Canadian Waste Services, Inc., which, during such time, was a subsidiary of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Inc. and Browning-Ferris Industries, Ltd.

     Gary W. DeGroote has been a director since September 6, 2001. Mr. DeGroote has been the President and sole director of GWD Management Inc., a private investment holding company since 1981. From 1991 to 1995, Mr. DeGroote was President and a director of Republic Environmental Systems Ltd. From 1976 through 1989, Mr. DeGroote served in various positions at Laidlaw Waste Systems Ltd. and its affiliates, including as Vice President and served as a member of the board of directors of Laidlaw Inc. from 1983 to 1989. Mr. DeGroote also serves as a director of Century Business Services, Inc.

     Lucien Rémillard has been a director since September 6, 2001. Mr. Rémillard has been the President and Chief Executive Officer of RCI Environnement Inc., a waste management company, since 1997. From 1981 to 1995, Mr. Rémillard was the President and Chief Executive Officer of Intersan, Inc., a waste management company. Mr. Rémillard has also served as a director of the Greater Montreal Area Comite Paritaire des Boueurs, the organization regulating labor relations for the Montreal solid waste removal industry, since 1983. Mr. Rémillard is also Chairman of the board of directors of Remstar Corporation, an independent distribution and film production company.

     Jack E. Short became a director on July 28, 2004. In July 2001, Mr. Short was appointed by the Federal Bankruptcy court for Northern Oklahoma to act as plan agent in the consolidated bankruptcy of Manchester Gas Storage, Inc., and MGL, Inc. In March 2004, a court order was given to close the case and discharge the plan agent. In June 2002, Mr. Short was appointed to the board of T.D. Williamson, Inc. and serves on the finance and audit committees of that company. In July 2004, Mr. Short was appointed to the board of AAON, Inc. and serves on the audit and governance committees. Mr. Short was a partner at PricewaterhouseCoopers LLP from 1976 to 1981 and was readmitted to the partnership in 1987 and was a partner until his retirement in 2001. From 1981 to 1987, Mr. Short was in private industry. In 1994, Mr. Short was appointed for a five-year term to the Oklahoma Board of Accountancy, serving as its chairman for two of those years.

     Wallace L. Timmeny became a director on July 28, 2004. Mr. Timmeny has been a partner in the law firm of Dechert LLP since 1996. Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association. From 1965 to 1979, Mr. Timmeny was an attorney with the U.S. Securities and Exchange Commission and ultimately the deputy director of its Division of Enforcement. Mr. Timmeny serves on the board of directors for Quanta Capital Holdings Ltd. and Friedman, Billings, Ramsey Group, Inc.

     Michael J. Verrochi became a director on July 28, 2004. Mr. Verrochi is currently Chairman and Chief Executive Officer of Verrochi Realty Trust and Chairman and Chief Executive Officer of Monadnock Mountain Spring Water. Mr. Verrochi served in senior executive positions, including Executive Vice-President, with Browning-Ferris Industries, Inc., a solid waste management company, and as a member of its board of directors.

     George E. Matelich has been a director since May 6, 2003. Mr. Matelich has been a Managing Director of Kelso & Company since 1990. Mr. Matelich has been affiliated with Kelso & Company since 1985. Mr. Matelich serves as a director of Optigas, Inc. and as a Trustee of the University of Puget Sound. Mr. Matelich is a nominee to the Board of Directors of Kelso Investment Associates VI, L.P. and KEP VI, LLC, affiliates of Kelso & Company, as holders of our Preferred Stock.

     Michael B. Lazar has been a director since May 6, 2003. Mr. Lazar is a Managing Director at Kelso & Company. Mr. Lazar joined Kelso in 1993 and has been involved in the firm’s private equity transactions since that time. Prior to joining Kelso &

Company, Mr. Lazar worked in the Acquisition Finance Group at Chemical Securities, Inc. (predecessor to JP Morgan Securities, Inc.). Mr. Lazar started his career in the Corporate Finance and Structured Finance Groups at Chemical Bank as an Investment Banking Analyst. Mr. Lazar is also a director of Endurance Business Media, Inc. Mr. Lazar is a nominee to the Board of Directors of Kelso Investment Associates VI, L.P. and KEP VI, LLC, affiliates of Kelso & Company, as holders of our Preferred Stock.

     We have a separately designated standing Audit Committee. On August 11, 2004, following completion of the migration transaction pursuant to which we became the parent company of Waste Services (CA) Inc. (the “Migration”), Jack E. Short, Wallace L. Timmeny and Michael J. Verrochi were appointed to the Audit Committee and Jack E. Short was named the Chair. Our board of directors determined at that time that we have at least one audit committee financial expert serving on the Audit Committee, Jack E. Short, who is an independent director.

     Prior to the Migration, the members of the Audit Committee of Waste Services (CA) Inc. were George E. Matelich, Gary W. DeGroote and Don A. Sanders. George E. Matelich was the Chair and was designated by the board of directors of Waste Services (CA) Inc. as the audit committee financial expert.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16 (a) of the Exchange Act that were furnished to us during fiscal 2004 for persons who were, at any time during fiscal 2004, our directors or executive officers or beneficial owners of more than 10% of the outstanding shares of our common stock, all filing requirements for reporting persons were met except by Larry D. Henk who filed one late report with respect to one transaction and by Westbury Bermuda Limited which filed one late report with respect to one transaction.

Code of Ethics

     We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Corporate Controller. A copy of the Code of Business Conduct and Ethics may be accessed on our website http://www.wasteservicesinc.com.

Item 11. Executive Compensation

Compensation Paid to Named Executive Officers

     The following table provides information relating to compensation for our last three years for each person who served as the Chief Executive Officer during fiscal 2004 and our four other most highly compensated executive officers serving at the end of 2004. The amounts shown include compensation for services in all capacities that were provided to us and our direct and indirect subsidiaries and predecessors.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Securities
				Underlying
		Annual Compensation		Options/	All Other
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	SARS	Compensation
	(In thousands of U.S. dollars)
David Sutherland-Yoest	2004	$476.7	$—	—	$—
Chairman and Chief Executive Officer	2003	223.1	428.3	1,000,000	—
	2002	210.2	—	—	—

Charles A. Wilcox	2004	192.1	125.0	1,250,000	11.5	(2)
President and Chief Operating Officer	2003	—	—	—	—
Effective July 14, 2004	2002	—	—	—	—

Ivan R. Cairns	2004	330.3	—	—	4.8	(3)
Executive Vice-President, General Counsel and Corporate Secretary	2003	—	—	600,000	—
Effective January 5, 2004	2002	—	—	—	—

Mark A. Pytosh	2004	312.3	—	1,500,000	18.9	(4)
Executive Vice-President	2003	—	—	—	—
Effective February 23, 2004	2002	—	—	—	—

Ronald L. Rubin	2004	293.1	—	—	22.7	(5)
Executive Vice-President and Chief Financial Officer	2003	98.5	230.0	500,000	—
	2002	—	—	—	—

(1)	All our named executive officers took a salary reduction of 20% of their base salary during the last 4 months of 2004.

(2)	Consists of $10,500 in health insurance premiums and $1,000 in term life insurance premiums.

(3)	Consists of contributions to our Canadian deferred profit sharing plan.

(4)	Consists of $17,400 in health insurance premiums and $1,500 in term life insurance premiums.

(5)	Consists of $20,900 in health insurance premiums and $1,800 in term life insurance premiums.

     The following table summarizes options granted to the named executive officers during 2004:

Option/SAR Grants in Last Year

	Individual Grants
	Number of
	Securities	Percent of Total			Potential Realizable Value
	Underlying	Options/SARs			at Assumed Annual Rates of
	Options/SARs	Granted to	Exercise or		Stock Price Appreciation for
	Granted (#)	Employees	Base Price	Expiration	Options Term
Name	Exercisable	in Year	($/Sh)	Date	5% ($)	10% ($)
					($ in thousands)
Charles A. Wilcox	1,250,000 (1)	22.84%	4.52	06/23/09	$1,741	$3,904
Mark A. Pytosh	1,000,000 (2)	18.27%	5.20	03/30/09	1,686	3,803
	500,000 (3)	9.14%	4.42	05/11/09	693	1,557

(1)	Exercisable from June 23, 2006.

(2)	Exercisable from March 30, 2006

(3)	Exercisable from May 11, 2006

Year-End Option/SAR Values

     The following table shows the value of unexercised options held by the named executive officers at the end of 2004. No options were exercised by the named executive officers during 2004.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options/SARs at		In-the-Money Options/SARs
	Year End (#)		at Year End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
David Sutherland-Yoest	—	1,000,000	—	$—
Charles A. Wilcox	—	1,250,000	—	$—
Ivan R. Cairns	—	600,000	—	$—
Mark A. Pytosh	—	1,500,000	—	$—
Ronald L. Rubin	—	500,000	—	$—

Directors’ Compensation

     The Board of Directors has determined that the outside directors will receive the following compensation for acting as directors effective from July 31, 2004:

•	$15,000 as an annual retainer for each Director

•	$20,000 as additional annual retainer for Chair of the Audit Committee

•	$15,000 as an additional retainer for members of the Audit Committee

•	$5,000 as an additional annual retainer for Chair of the Compensation Committee

•	$5,000 as additional annual retainer for the Chair of the Corporate Governance Committee

•	$1,500 or $500 per meeting participation in person or by telephone, respectively.

Employment Agreements

     David Sutherland-Yoest. Mr. Sutherland-Yoest is employed as our Chairman and Chief Executive Officer pursuant to an employment agreement enter into on September 7, 2001. The agreement had an initial term of three years, which term has automatically extended and will continue until notice is given that the employment term will not be extended. Under this employment agreement, Mr. Sutherland-Yoest is entitled to a base salary as determined from time to time by the Board of Directors on the recommendation of the Compensation Committee, plus an annual bonus of up to 100% of his base salary, subject to satisfaction of annual performance objectives mutually agreed upon by the Board of Directors and Mr. Sutherland-Yoest at the beginning of each year. The employment agreement provides for the following benefits upon termination: (a) if the agreement is terminated upon death or total disability or by Mr. Sutherland-Yoest within six months following a change of control, Mr. Sutherland-Yoest or his beneficiaries will be paid his base salary for a period of three years from the effective date of termination plus a lump sum payment equal to three times the average of the cash bonuses paid to him in each of the two most recently completed years, he will receive company benefits for a period of three years, and any stock options granted will continue to vest as if Mr. Sutherland-Yoest were still employed; (b) if the agreement is terminated for cause, Mr. Sutherland-Yoest will be entitled to receive all accrued but unpaid base salary, expenses and any earned benefits; (c) if the agreement is terminated by Mr. Sutherland-Yoest voluntarily, Mr. Sutherland-Yoest will be entitled to receive any accrued but unpaid base salary, expenses and any earned benefits; and (d) if the agreement is terminated without cause, Mr. Sutherland-Yoest will continue to receive his base salary and will receive company benefits until the first anniversary of the effective date of termination, and any stock options will vest and be exercisable until the end of the option term as set out in the option grant. Mr. Sutherland-Yoest’s employment agreement also provides for other customary benefits and perquisites and prohibits him from competing with us during the term of his employment and for a specified period following termination.

     Charles A. Wilcox. Mr. Wilcox is employed as our President and Chief Operating Officer pursuant to the terms of an employment agreement entered into as of July 1, 2004. The employment agreement is for an indefinite term. Mr. Wilcox is entitled to a base salary of $450,000 and a discretionary cash bonus of up to 75% of his base salary in fiscal 2004 and thereafter of up to 100% of his base salary. Mr. Wilcox received a one-time bonus of $125,000 at the time of entering into his employment agreement. His employment agreement provides for the following termination benefits: (a) upon Mr. Wilcox’s death or if we terminate Mr. Wilcox’s employment by reason of his total disability, Mr. Wilcox or his beneficiaries are entitled to continue to receive his base salary for three years and is entitled to payment of his average bonus paid in the prior three years (or where Mr. Wilcox has been employed for less than three years, his full bonus entitlement in the immediately preceding fiscal year) in monthly installments over thirty-six months and all of his options then outstanding vest immediately and continue to be exercisable for the balance of their term; (b) upon termination of the agreement by us without cause or by Mr. Wilcox for good reason, Mr. Wilcox is entitled to continue to receive his base salary for a period three years and to payment of his average bonus in the prior three years (or where Mr. Wilcox has been employed for less than three years, his full bonus entitlement in the immediately preceding fiscal year), in equal installments over thirty-six months and all of Mr. Wilcox’s options then vest and continue to be exercisable for the balance of their term. If Mr. Wilcox’s employment is terminated by us without cause or by him for good reason and a change of control has occurred with the two years preceding or the one year after the effective date of his termination, then Mr. Wilcox is entitled to receive a lump sum payment of three times both his base salary and his average bonus. If Mr. Wilcox terminates his employment voluntarily or if his employment is terminated for cause, Mr. Wilcox is only entitled to receive any accrued by unpaid base salary, expenses and any unearned benefits. Mr. Wilcox’s employment agreement also provides for other customary benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Wilcox from competing against us during the term of his employment and for a specified period following his termination..

     Ivan R. Cairns. Mr. Cairns is employed as our Executive Vice-President, General Counsel and Corporate Secretary pursuant to an employment agreement effective January 5, 2004. The term of Mr. Cairns’ employment is indefinite. Mr. Cairns is entitled to a base salary of $330,000 and a discretionary annual cash bonus of up to 100% of his base salary. The employment agreement provides for the following termination benefits: (a) upon Mr. Cairns’ death or if the agreement is terminated by us by reason of Mr. Cairns’ total disability, Mr. Cairns or his beneficiaries are entitled to continue to receive his base salary for three years and is entitled to payment of his average bonus paid in the prior three years (or where Mr. Cairns has been employed for less than three years, his full bonus entitlement in the immediately preceding fiscal year) in monthly installments over thirty-six months and all of his options then outstanding vest immediately and continue to be exercisable for the balance of their term; (b) upon termination of the agreement by us without cause or by Mr. Cairns for good reason, Mr. Cairns is entitled to continue to receive his base salary for a period two years and to payment of his average bonus in the prior two years, in equal installments over twenty-four months and all of Mr. Cairns’ options then vest and continue to be exercisable for the balance of their term. If however, Mr. Cairns’ employment is terminated by us without cause or by him for good reason and a change of control has occurred with the two years preceding or the one year after the effective date of his termination, then Mr. Cairns is entitled to receive a lump sum payment of three times his base salary and his average bonus. If Mr. Cairns terminates his employment voluntarily or if his employment is terminated for cause, Mr. Cairns is only entitled to receive any accrued by unpaid base salary, expenses and any unearned benefits. Mr. Cairns’ employment agreement also provides for other customary benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Cairns from competing against us during the term of his employment and for a specified period following his termination.

     Mark A. Pytosh. Mr. Pytosh entered into an employment agreement with us effective February 23, 2004. The employment agreement is for an indefinite term. By the terms of his employment agreement, Mr. Pytosh is entitled to a base salary of $400,000 and a discretionary cash bonus of up to 100% of his base salary. The employment agreement provides for the following termination benefits: (a) upon Mr. Pystosh’s death or if we terminate Mr. Pytosh’s employment by reason of his total disability, Mr. Pytosh or his beneficiaries are entitled to continue to receive his base salary for three years and is entitled to payment of his average bonus paid in the prior three years (or where Mr. Pytosh has been employed for less than three years, his full bonus entitlement in the immediately preceding fiscal year) in monthly installments over thirty-six months and all of his options then outstanding vest immediately and continue to be exercisable for the balance of their term; (b) upon termination of the agreement by us without cause or by Mr. Pytosh for good reason, Mr. Pytosh is entitled to continue to receive his base salary for a period of two years and to payment of his average bonus in the prior two years (or where Mr. Pytosh has been employed for less than two years, his full bonus entitlement in the immediately preceding fiscal year), in equal installments over twenty-four months and all of Mr. Pytosh’s options then vest and continue to be exercisable for the balance of their term. If Mr. Pytosh’s employment is terminated by us without cause or by him for good reason and a change of control has occurred with the two years preceding or the one year after the effective date of his termination, then Mr. Pytosh is entitled to receive a lump sum payment of three times both his base salary and his average bonus. If Mr. Pytosh terminates his employment voluntarily or if his employment is terminated for cause, Mr. Pytosh is only entitled to receive any accrued by unpaid base salary, expenses and any unearned benefits. Mr. Pytosh’s employment agreement also provides for other customary benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Pytosh from competing against us during the term of his employment and for a specified period following his termination

     Ronald L. Rubin entered into an employment agreement with us effective September 2, 2003. The agreement is for an initial term of two years and automatically renews thereafter for successive one year terms. Mr. Rubin is entitled to receive a base salary of $300,000 and a discretionary annual cash bonus of up to 80% of his base salary. Mr. Rubin also received a one-time payment of $150,000 on signing his employment agreement. The employment agreement provides for the following termination benefits: (a) if the agreement is terminated upon Mr. Rubin’s death or total disability or by us without cause or by Mr. Rubin for good reason, Mr. Rubin or his beneficiaries will continue to be paid his base salary for the remainder of his employment term and all outstanding options granted to Mr. Rubin prior to his termination shall vest and be exercisable in accordance with the terms of the stock option plan pursuant to which the options were granted; (b) if the agreement is terminated by us without cause or by Mr. Rubin for good reason and a change of control has occurred within the two year period preceding or within the one year period following the effective date of termination, Mr. Rubin is entitled to receive a lump sum payment equal to his base salary then in effect immediately upon termination and Mr. Rubin’s options will vest as described above; (c) if the agreement is terminated for cause or by Mr. Rubin voluntarily and without good reason, Mr. Rubin is entitled to receive any accrued but unpaid base salary, expenses and any unearned benefits. The employment agreement also provides for other customary benefits and perquisites and prohibits Mr. Rubin from competing with us during the term of his employment and for a specified period following termination.

Compensation Committee Interlocks and Insider Participation

     Effective August 11, 2004, the Compensation Committee was established following completion of the Migration. Wallace L. Timmeny, Chair, Gary W. DeGroote and Michael B. Lazar were appointed to the Compensation Committee at that time. None of the members of our Compensation Committee currently serve as our officers or employees or of any of our subsidiaries nor are any of the current members former officers of ours or any of our subsidiaries. Prior to the Migration, Don A. Sanders, Gary W. DeGroote and Lucien Rémillard served on the compensation committee of Waste Services (CA) Inc. No member of the Waste Services (CA) Inc. Compensation Committee was an officer or employee or former officer of Waste Services (CA) Inc. or any of its subsidiaries.

     In April 2004, we entered into a placement agent agreement with Sanders Morris Harris Inc., or SMH, pursuant to which we agreed to pay SMH a fee for the private placement of 1,340,000 shares of our common stock sold through SMH to certain investors We paid SMH a fee of approximately $2.7 million pursuant to the agreement. Don A. Sanders is a principal of SMH and was a director and a member of our Compensation Committee at the time of the payment to SMH.

     In November 2002, we entered into a Put or Pay Disposal Agreement with RCI Environnement Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc., collectively the RCI Companies, and Intersan Inc., or Intersan, a subsidiary of Canadian Waste Services Inc (now Waste Management of Canada Corporation.), pursuant to which we and the RCI Companies agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the first five-year term of the Agreement, 850,000 metric tons of waste per year, and for the next two years after the expiration of the first five-year term, 710,000 metric tons of waste per year at a fixed disposal rate set out in the Put or Pay Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric ton for every metric ton below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site, we are also required to pay C$8.00 per metric ton for every metric ton below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. No payments were made or required to be made to Intersan pursuant to the Put or Pay Disposal Agreement in the period from January 1, 2004 to December 31, 2004. Lucien Rémillard is also a director of and controls the RCI Companies and is a director and was a member of our Compensation Committee for part of our 2004 fiscal year.

     Concurrently with the Put or Pay Disposal Agreement, we entered into a three-year agreement with Waste Management, Inc. to allow us to deliver up to 75,000 metric tons of non-hazardous waste in the first year and up to 100,000 metric tons in years two and three of the Agreement to Waste Management’s landfill in Michigan at negotiated fixed rates per ton.

     During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Lucien Rémillard with respect to our potential acquisition of the solid waste collection and disposal assets owned by Mr. Rémillard in Quebec. In connection with these negotiations, we have reimbursed Mr. Rémillard’s company for expenses in the aggregate amount of approximately C$2.2 million for services provided by third parties to December 31, 2004 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. There is no assurance that an acquisition of the business will be completed and, if not, we will not be reimbursed for the expenses we incurred.

     During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.

     During 2004, we entered into a lease of office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, Gary W. DeGroote’s brother. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10.5 years, with a right to extend for a further five years. Base rent escalates from Cdn. $0.1 million to Cdn.$0.2 million per year in increments over the term of the lease.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of our shares of common stock and exchangeable shares as of March 1, 2005, by each person or entity that is known by us to own more than 5% of the shares of common stock and exchangeable shares. As of such date, the number of issued and outstanding shares in our capital stock was 99,593,680, including exchangeable shares of Waste Services (CA) Inc. not owned directly or indirectly by us. Unless otherwise indicated, the address of each beneficial holder listed below is c/o Waste Services, Inc., 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8.

	Shares Beneficially Owned
		Percentage of
	Number of	Total Issued
	Common/Exchangeable	Common/Exchangeable
Name of Beneficial Owner(1)	Shares	Shares

Westbury (Bermuda) Limited(2)	20,383,355	20.0%
Kelso & Company, L.P.(3)	7,150,000	6.7%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common Shares subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2005 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants .

(2)	Consists of 17,900,022 shares of common stock and 2,483,333 shares of common stock issuable upon the exercise of warrants. The stockholder of Westbury Bermuda Limited is Westbury Trust. The trustees of Westbury Trust are Robert Martyn, Gary W. DeGroote and Rick Burdick. The address for Westbury Bermuda Limited is Victoria Hall, 11 Victoria Street, P.O. Box HM 1065, Hamilton, Bermuda, HMEX.

(3)	Consists of 6,435,000 shares of common stock issuable upon the exercise of warrants issued to Kelso Investment Associates VI, L.P. and 715,000 shares of common stock issuable upon the exercise of warrants issued to KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC are affiliates of Kelso & Company, L.P. The address of Kelso & Company, L.P. is 320 Park Avenue, 24th Floor, New York, New York, 10022

     Information regarding share ownership as of March 1, 2005 of our directors and named executive officers is set forth below:

	Outstanding	% of
Name	Shares(1)	Shares(2)
David Sutherland-Yoest(3)	4,466,362	4.4%
Gary W. DeGroote(4)	2,385,000	2.4%
Michael B. Lazar (5)	14,562	*
George E. Matelich (6)	774,697	*
Lucien Rémillard (7)	3,073,497	3.1%
Jack E. Short	10,000	*
Wallace L. Timmeny	8,500	*
Michael J. Verrochi	385,739	*
Charles A. Wilcox	300,000	*
Ivan R. Cairns	2,500	*
Mark A. Pytosh	420,000	*
Ronald L. Rubin	15,000	*
Brian A. Goebel	—	*

All executive officers and directors as a group (13 persons)	11,855,857	11.8%

*	Less than one (1%) percent.

(1)	In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Common Shares subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2005 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages based upon 99,593,680 shares of common stock outstanding as of March 1, 2005, which includes 6,569,910 exchangeable shares of Waste Services (CA) Inc. not owned directly or indirectly by us.

(3)	Consists of 1,949,497 exchangeable shares of Waste Services (CA) Inc. owned by D.S.Y. Investments Ltd., of which Mr. Sutherland-Yoest is the sole director and stockholder, as well as 751,665 shares of common stock owned by Mr. Sutherland-Yoest personally and 1,000,000 shares of common stock issuable upon the exercise of currently exercisable warrants to purchase Common Shares, 500,000 Common Shares owned by Mr. Sutherland-Yoest’s wife and 265,200 shares of common stock owned by Mr. Sutherland-Yoest’s daughter, Christina Sutherland-Yoest, which Mr. Sutherland-Yoest may be deemed to beneficially own. Mr. Sutherland-Yoest disclaims beneficial ownership with respect to the shares owned by his wife and his daughter.

(4)	Consists of 2,275,000 exchangeable shares of Waste Services (CA) Inc. owned by GWD Management Inc., and 110,000 shares of common stock issuable upon exercise of currently exercisable options to purchase Common Shares issued to Mr. DeGroote. Mr. DeGroote is the controlling stockholder and director of GWD Management Inc.

(5)	Mr. Lazar is a Managing Director of Kelso & Company, L.P. Affiliates of Kelso & Company, L.P. own currently exercisable warrants to purchase 7,150,000 shares of common stock. Mr. Lazar disclaims beneficial ownership of the shares owned by affiliates of Kelso & Company, L.P.

(6)	Consists of 728,797 shares of common stock owned by Mr. Matelich, 900 shares of common stock owned by Mr. Matelich’s children and 45,000 shares of common stock issuable upon the exercise of currently exercisable options to purchase Common Shares issued to Mr. Matelich. Mr. Matelich disclaims beneficial ownership of the shares owned by his children. Mr. Matelich is a Managing Director of Kelso & Company, L.P. Affiliates of Kelso & Company, L.P. own currently exercisable warrants to purchase 7,150,000 shares of common stock. Mr. Matelich disclaims beneficial ownership of the shares owned by affiliates of Kelso & Company, L.P.

(7)	Consists of 1,500,000 exchangeable shares of Waste Services (CA) Inc. owned by Historia Investments Inc., 1,478,497 shares of common stock owned by The Victoria Bank (Barbados) Incorporated, and 95,000 shares of common stock issuable upon the exercise of currently exercisable options to purchase Common Shares issued to Mr. Rémillard. Mr. Rémillard is the controlling stockholder of Historia Investments Inc. and is indirectly the controlling stockholder of The Victoria Bank (Barbados) Incorporated, and is deemed to beneficially own the Common Shares owned by each such entity Mr. Rémillard disclaims beneficial ownership of the Common Shares owned by The Victoria Bank (Barbados) Incorporated and Historia Investments Inc.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table summarizes securities authorized for issuance under our existing equity compensation plans as at December 31, 2004:

				(c)
	(a)		(b)	Number of securities remaining
	Number of Securities to		Weighted-average	available for future issuance under
	be issued upon exercise		exercise price of	equity compensation plans (excluding
	of outstanding options,		outstanding options,	securities to be issued upon exercise of
Plan Category	warrants and rights		warrants and rights	outstanding options, warrants or rights)
Equity compensation plans approved by security holders	12,652,964		$4.91	5,763,376	(1)
Equity compensation plans not approved by security holders	1,000,000	(2)	$2.70	—

Total	13,652,964		$4.74	5,763,376	(1)

(1)	Under our 1999 Stock Option Plan, we may grant options to a maximum of 19% of our issued Common Shares and common share equivalents outstanding from time to time.

(2)	Warrants to purchase 1,000,000 of our Common Shares, at an exercise price of $2.70 per share, were granted to David Sutherland-Yoest in September 2001 as a term of the commencement of his employment. As of December 31, 2004, all of the warrants had vested. The warrants expire in September 2011 and are exercisable until their expiration so long as Mr. Sutherland-Yoest is an employee. In the event of a change of control, or if Mr. Sutherland-Yoest’s employment is terminated by reason of death, disability or by us without cause, the warrants continue to be exercisable as if Mr. Sutherland-Yoest had remained an employee. If Mr. Sutherland-Yoest’s employment is terminated by his voluntary resignation or by us for cause, all vested warrants may be exercised within 180 days of the date of such termination.

Item 13. Certain Relationships and Related Transactions

     Other than those listed in this section, we have not entered into any material transactions during the period beginning on January 1, 2004 through March 1, 2005 in which any of our directors, officers or holders of more than 5% of our common stock, or any member of the immediate family of any such director or officer or shareholder has or had any interest.

Advisory Services

     In February 2004, we paid Kelso & Company, L.P. a $0.5 million fee in connection with services related to the arrangement of the senior secured credit facilities that were entered into on December 31, 2003. Two of our directors are nominees to the Board of Kelso & Company, L.P. and are affiliates of Kelso & Company, L.P. George E. Matelich is a Managing Director of Kelso & Company, L.P., and Michael B. Lazar is a Managing Director of Kelso & Company, L.P.

Placement Agent Fees

     Sanders Morris Harris Inc. or SMH acted as placement agent on the issuance of 1,340,000 Common Shares and were paid a placement agent fee of approximately $2.7 million on April 30, 2004. SMH is a beneficial owner of our common stock and Don A. Sanders, a director at the time that the payments were made, is a principal of SMH.

Lease of Premises

     In 2003, we purchased furnishings and leasehold improvements from H2O Technologies, Ltd. for $0.3 million and assumed a lease of premises from David Sutherland-Yoest. David Sutherland-Yoest, our Chairman and Chief Executive Officer served, until October of 2003, as Chairman and Chief Executive Officer of H2O Technologies, Ltd. and, until January 2004, as a director of H2O Technologies, Ltd. The purchase price was determined based on an appraisal. The lease expires on March 31, 2005 with annual rent and operating costs of less than $0.1 million.

Florida Recycling Acquisition

     On April 30, 2004, we acquired from. Larry Henk, our then President and Chief Operating Officer, 3% of the total issued common stock of Florida Recycling Services, Inc., or FRS which Mr. Henk had acquired prior to his commencing his employment with us. Mr. Henk was paid approximately $3.0 million in cash and was issued 277,500 Common Shares as consideration. Under an agreement with the sellers of FRS entered into prior to Mr. Henk’s employment, Mr. Henk was paid a fee of approximately $2.5 million by the sellers following the closing of our acquisition of the shares of FRS. In September, 2004 pursuant to an agreement with the sellers of FRS, Mr. Henk agreed to repay $22,500 of the proceeds he received and return 15,000 Common Shares to us.

Standby Purchase Agreement

     On September 30, 2004 we entered into a standby purchase agreement with Michael G. DeGroote, Gary W. DeGroote’s father, pursuant to which we may require him to purchase shares of our common stock having an aggregate purchase price of $7.5 million on March 28, 2005. On March 4, 2005, we exercised our put rights under the standby purchase agreement. The shares will be purchased at 85% of the average of the closing prices of our common stock during the period from the eleventh trading day through the second trading day preceding the closing of the transaction, on March 28, 2005. Mr. DeGroote will also receive warrants to purchase our common stock equal to 10% of the shares issued with an exercise price equal to the purchase price for the Common Shares. We paid Mr. DeGroote a commitment fee of $375,000 at the time of entering into the agreement and will pay him a further commitment fee of $375,000 on March 28, 2005.

Other Transactions

     During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.

     During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Lucien Rémillard with respect to the potential acquisition by Waste Services of the solid waste collection and disposal assets owned by Mr. Rémillard in Quebec. In connection with these negotiations, Waste Services has reimbursed Mr Rémillard’s company for expenses in the aggregate amount of approximately C$2.2 million for services provided by third parties to December 31, 2004 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. There is no assurance that an acquisition of the business will be completed and, if not, Waste Services will not be reimbursed for the expenses it has incurred.

     During 2004, we entered into a lease of office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, Gary W. DeGroote’s brother. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10.5 years, with a right to extend for a further five years. Base rent escalates from Cdn. $0.1 million to Cdn.$0.2 million per year in increments over the term of the lease.

Item 14. Principal Accountant Fees and Services

Audit Fees

     Audit fees billed or expected to be billed for the 2004 audit by BDO Seidman, LLP approximate $1.278 million. Audit fees billed and paid for 2004 quarterly review and 2003 audit by BDO Dunwoody, LLP approximated $134,000 and $596,000, respectively.

     Audit fees were $366,000 in 2003 for PricewaterhouseCoopers LLP (related to the 2002 audit).

Audit-Related Fees

     Audit-related fees billed for 2004 by BDO Seidman, LLP approximate $5,500. Audited-related fees billed and paid for 2004 and 2003 by BDO Dunwoody, LLP approximated $259,000 and $73,000, respectively. The BDO Dunwoody, LLP fees primarily related to certain financing transactions which were closed during the first quarter of 2004. Audit related fees were $534,000 in 2003 for PricewaterhouseCoopers LLP.

Tax Fees

     Tax related fees were approximately $40,000 for 2004 by BDO Seidman, LLP. Tax fees were $17,000 in 2004 for BDO Dunwoody LLP. Tax fees were $92,000 in 2003 for PricewaterhouseCoopers LLP. These fees primarily relate to the preparation of our tax returns and related consulting services.

All Other Fees

     All other fees were nil in 2004 and 2003 for BDO Seidman, LLP, BDO Dunwoody, LLP, and PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

     The audit committee approves all audit, audit-related services, tax services and other services provided by BDO Seidman LLP. Any services provided by BDO Seidman LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In 2004, none of the fees paid to BDO Seidman LLP were approved pursuant to the de minimus exception.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Consolidated Financial Statements

(a)(1) Consolidated Financial Statements

Management’s Report on Internal Controls over Financial Reporting
Reports of Independent Registered Public Accounting Firms
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

     All other schedules have been omitted because they are not applicable.

(3) Exhibits

     Documents filed as exhibits to this report or incorporated by reference:

2.1	Plan of Arrangement under Section 182 of the Business Corporations Act (Ontario)
3.1	Amended and Restated Certificate of Incorporation of Waste Services, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000- 25955) filed August 2, 2004).
3.2	Provisions for Exchangeable Shares of Waste Services (CA) Inc.
3.3	Certificate of Designation of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 Form 8-K (No. 000-25955) filed August 2, 2004).
3.4	By-law No. 1 of Waste Services, Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.5	Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.6	Amended Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.1
Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).

4.2
Amending Agreement No. 1 to Preferred Subscription Agreement dated as of February 13, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed February 26, 2004).

4.3	Amending Agreement No. 2 to Preferred Subscription Agreement dated June 8, 2004 (incorporated by reference to Exhibit 4.1 to Form 8-K (No. 00-259551 filed June 9, 2004).
4.4	Form of Warrants to Purchase Common Stock by and between the

Company and certain investors (Incorporated by reference to Exhibit 4.2 to Form 20-F (No. 000-25955) filed July 15, 2003)
4.5
Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the Preferred Stock (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).

4.6	Warrant, dated July 27, 2001 issued by us to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.7
Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors.1/2 (Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).

4.8
Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004 (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).

4.9	Voting and Exchange Trust Agreement among Waste Services, Inc., Capital Environmental Resource Inc. and Computershare Trust Company of Canada dated July 31, 2004.
4.10	Support Agreement dated July 31, 2004, among Waste Services, Inc. Capital Environmental Holding Company and Capital Environmental Resource Inc.
4.11
Standby Purchase Agreement dated as of September 30, 2004 between Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed on October 5, 2004.)

10.1
Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D dated February 5, 2002 and filed by certain holders of the Company’s Common Shares with the Commission on February 15, 2002).

10.2
Purchase Agreement dated November 13, 2003, between Allied Waste Industries, Inc., Waste Services, Inc., and Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 10.1 to Form 6-K/A (No. 000-25955), filed January 20, 2003).

10.3
Amended and Restated Stock Purchase Agreement dated as of March 11, 2004, by and among Waste Services, Inc., certain affiliates of Waste Services, Inc., Capital Environmental Resource Inc., Florida Recycling Services, Inc. and certain affiliates thereof. (Incorporated by reference to Exhibit 10.5 to Form 8-K (No. 000-25955) filed May 10, 2004).

10.4
First Amendment to Amended and Restated Stock Purchase Agreement and Settlement Agreement dated September 24, 2004 (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed September 24, 2004.)

10.5
Form of Subscription Agreement dated as of April 30, 2004, between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) filed May 10, 2004).

10.6	Form of Registration Rights Agreement dated as of April 30, 2004, among us and certain investors. (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed filed May 10, 2004).
10.7	9 1/2% Senior Subordinated Notes Registration Rights Agreement dated April 20, 2004. (Incorporated by reference to Exhibit 10.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.8
Amended and Restated Credit Agreement dated as of April 30, 2004, Among Capital Environmental Resource Inc., Waste Services, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, CIBC World Markets Corp., as Syndication Agent, Bank of

America, N.A., as Documentation Agent, Canadian Imperial Bank of Commerce, as Canadian Agent, and Lehman Commercial Paper Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to Form 8-K (No. 000-25955) filed May 20, 2004).

10.9	First Amendment to Amended and Restated Credit Agreement dated as of August 25, 2004 (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) field August 27, 2004.)
10.10	Second Amendment to Amended and Restated Credit Agreement dated as of October 4, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) field October 5, 2004.)
10.12	Employment Agreement dated as of September 7, 2001, between us and David Sutherland-Yoest (Incorporated by reference to Exhibit 4.9 to Form 20-F (No. 000-25955) filed July 12, 2002).
10.13	Employment Agreement dated as of July 1, 2004 between Waste Services, Inc. and Charles A. Wilcox
10.14	Employment Agreement dated January 5, 2004, between us and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).
10.15
Employment Agreement dated as of February 23, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Mark A. Pytosh. (Incorporated by reference to Exhibit 10.2 to Form 10-Q (No. 000-25955), filed May 17, 2004). 10.2 to Form 10-Q (No. 000-25955), filed May 17, 2004).

10.16
Employment Agreement dated July 23, 2003, between Capital Environmental Resource, Inc. and Ronald L. Rubin (Incorporated by reference to Exhibit 4.26 to Form 20-F for the year ended December 31, 2003 (No. 000-25955), filed March 31, 2004.

10.17
Employment Agreement dated October 1, 2003, between Capital Environmental Resource, Inc. and Brian A. Goebel (Incorporated by reference to Exhibit 4.27 to Form 20-F for the year ended December 31, 2003 (No. 000-25955), filed March 31, 2004.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003 (No. 000-25955), filed June 9, 2004.
16.1
Letter from PricewaterhouseCoopers LLP, Toronto, Canada dated June 8, 2004 (Incorporated by reference to Exhibit 16.1 to Form 10-K for the year ended December 31, 2003 (No. 000-25955), filed June 9, 2004.

16.2	Letter from BDO Dunwoody LLP to the Securities and Exchange Commission dated July 27, 2004 (Incorporated by reference to Exhibit 16.1 to Form 8-K (No. 000-25955), filed July 27, 2004.
18.1
Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004 (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2004 (No. 000-25955), filed May 17, 2004.

21.1	List of Subsidiaries
23.1	Consent of BDO Seidman LLP
23.2	Consent of BDO Dunwoody LLP.
23.3	Consent of PricewaterhouseCoopers LLP.
23.4	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chairman pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Ronald L. Rubin, Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE SERVICES, INC.
/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, Chief Executive Officer and Director

March 15, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SUTHERLAND-YOEST David Sutherland-Yoest	Chairman of the Board, Chief Executive Officer Director	March 15, 2005
/s/ RONALD L. RUBIN Ronald L. Rubin	Executive Vice President and Chief Financial Officer	March 15, 2005
/s/ BRIAN A. GOEBEL Brian A. Goebel	Vice President, Corporate Controller and Chief Accounting Officer	March 15, 2005
/s/ GARY W. DEGROOTE Gary W. DeGroote	Director	March 15, 2005
/s / MICHAEL B. LAZAR Michael B. Lazar	Director	March 15, 2005
/s/ GEORGE E. MATELICH George E. Matelich	Director	March 15, 2005
/s/ LUCIEN REMILLARD Lucien Rémillard	Director	March 15, 2005
/s/ JACK E. SHORT Jack E. Short	Director	March 15, 2005
/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 15, 2005
/s / MICHAEL J. VERROCHI Michael J. Verrochi	Director	March 15, 2005

( i )

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

     Management including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

     We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

     BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on our assessment of internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

To the Board of Directors and Stockholders of
Waste Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8 of Part II of this Form 10-K, that Waste Services, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Los Angeles, California
March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Waste Services, Inc.

We have audited the accompanying consolidated balance sheet of Waste Services, Inc., (the “Company”) as of December 31, 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Services, Inc. as of December 31, 2004 and the results of its operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2004, the Company changed its method of accounting for closure and post-closure obligations and the associated asset retirement costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California
March 9, 2005

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

BDO DUNWOODY LLP

Chartered Accountants
Toronto, Ontario
March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Capital Environmental Resource Inc.

     We have audited the consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows of Capital Environmental Resource Inc. (the “Company”) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, these consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2002, in accordance with generally accepted accounting principles in the United States.

     As described in Note 1 to the financial statements included in the Company’s 2002 Form 20-F/A (Amendment No. 2), the Company has restated the consolidated statements for the year ended December 31, 2002, to account for the beneficial conversion feature associated with the issuance of the Series 1 Preferred Shares. Accordingly, our previous audit report dated March 20, 2003, has been withdrawn.

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

Comments by Auditors for U.S. Readers on Canada-United States Reporting Difference

     In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is a change in accounting principles that has a material effect on the comparability of the Company’s financial statements, such as the adoption of SFAS 142 described in Note 2 to the consolidated financial statements included in the Company’s 2002 Form 20-F/A (Amendment No. 2). Our report to the stockholders dated March 20, 2003, except for the effect of the restatement related to the beneficial conversion feature as described in Note 1 to the financial statements included in the Company’s 2002 Form 20-F/A (Amendment No. 2), which is as of November 4, 2003, is expressed in accordance with Canadian reporting standards, which do not require a reference to such a change in accounting principles in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.

PRICEWATERHOUSECOOPERS LLP

Chartered Accountants
Toronto, Canada
March 20, 2003, except for the effect of the restatement
      related to the beneficial conversion feature as described in Note 1 to the financial statements included in the Company’s 2002 Form 20-F/A
      (Amendment No. 2), which is as of November 4, 2003

WASTE SERVICES INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of US dollars, except share amounts)

As of December 31,

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,507	$21,062
Restricted cash	—	14,433
Accounts receivable (net of allowance for doubtful accounts of $1,264 and $620 as of December 31, 2004 and 2003, respectively)	47,856	26,999
Prepaid expenses and other current assets	10,940	29,649

Total current assets	67,303	92,143
Property and equipment, net	130,467	74,521
Landfill sites, net	169,616	117,541
Deferred income taxes, net	1,202	1,135
Goodwill and other intangible assets, net	327,756	163,380
Other assets	24,239	22,278

Total assets	$720,583	$470,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,949	$12,074
Accrued expenses and other current liabilities	42,533	25,401
Short-term financing and current portion of long-term debt	1,166	172,280

Total current liabilities	69,648	209,755
Long-term debt	276,214	3,130
Accrued closure, post-closure and other obligations	10,974	8,791
Cumulative mandatorily redeemable Preferred Stock (net of discount of $8,426 and $13,558 as of December 31, 2004 and 2003, respectively)	64,971	48,205

Total liabilities	421,807	269,881

Commitments and contingencies (See Note 12)
Shareholders’ equity:
Common stock of Waste Services, Inc. $0.01 par value; 500,000,000 shares authorized; 90,358,196 and nil shares issued and outstanding as of December 31, 2004 and 2003, respectively	904	—
Additional paid-in capital	345,904	—
Treasury stock of Waste Services, Inc. at cost, 500,000 and nil shares as of December 31, 2004 and 2003, respectively, at cost	(1,235)	—
Common stock of Waste Services (CA) Inc. no par value; nil and 68,338,828 shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	215,395
Options, warrants and deferred stock-based compensation	28,282	25,828
Accumulated other comprehensive income	29,133	15,952
Accumulated deficit	(104,212)	(56,058)

Total shareholders’ equity	298,776	201,117

Total liabilities and shareholders’ equity	$720,583	$470,998

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of US dollars, except per share amounts)

For the Years Ended December 31,

Statements of Operations

	2004	2003	2002
Revenue	$310,785	$126,750	$98,846
Operating and other expenses:
Cost of operations (exclusive of depreciation and amortization)	219,900	83,574	64,436
Selling, general and administrative expense (exclusive of stock-based compensation)	58,266	28,858	15,238
Stock-based compensation expense (benefit)	(90)	2,677	1,046
Settlement with sellers of Florida Recycling	(8,635)	—	—
Depreciation, depletion and amortization	34,204	14,927	10,718
Foreign exchange loss (gain) and other	(377)	1,760	(2,159)

Income (loss) from operations	7,517	(5,046)	9,567
Interest expense	30,838	8,278	5,727
Changes in fair value of warrants	(111)	—	—
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	17,582	10,161	—

Income (loss) before income taxes	(40,792)	(23,485)	3,840
Income tax provision (benefit)	7,587	(587)	1,713

Income (loss) before cumulative effect of change in accounting principle	(48,379)	(22,898)	2,127
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 and $256 for the year ended December 31, 2004 and 2003, respectively	225	518	—

Net income (loss)	(48,154)	(22,380)	2,127
Deemed dividend on Series 1 Preferred Stock	—	(54,572)	(14,717)

Net loss attributable to common shareholders	$(48,154)	$(76,952)	$(12,590)

Basic and diluted loss per share:
Basic and diluted loss per share attributable to common shareholders before cumulative effect of change in accounting principle	$(0.55)	$(1.99)	$(0.39)
Cumulative effect of change in accounting principle	—	0.01	—

Loss per share — basic and diluted	$(0.55)	$(1.98)	$(0.39)

Weighted average common stock outstanding — basic and diluted	88,232	38,782	32,414

Statements of Comprehensive Income (Loss)
Net income (loss)	$(48,154)	$(22,380)	$2,127
Foreign currency translation adjustment	13,181	19,903	355

Comprehensive income (loss)	$(34,973)	$(2,477)	$2,482

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of US dollars and share amounts)

									Options,
	Waste Services		Waste Services						Warrants and	Accumulated
	(CA) Inc.		(CA) Inc.		Waste Services, Inc.		Additional	Treasury	Deferred	Other		Total
	Common Stock		Preferred Stock		Common Stock		Paid in	Shares	Stock-Based	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	at Cost	Compensation	Income	Deficit	Equity
Balance, December 31, 2001	23,697	$85,173	—	$—	—	$—	$—	$—	$851	$(4,306)	$(35,805)	$45,913
Issuance of Series 1 Preferred Stock	—	—	11,321	28,068	—	—	—	—	—	—	—	28,068
Conversion of Series 1 Preferred to Common Stock	11,321	28,068	(11,321)	(28,068)	—	—	—	—	—	—	—	—
Exercise of options and warrants	177	308	—	—	—	—	—	—	—	—	—	308
Additional value of warrants and deferred stock-based compensation	—	—	—	—	—	—	—	—	1,046	—	—	1,046
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	355	—	355
Net income	—	—	—	—	—	—	—	—	—	—	2,127	2,127

Balance, December 31, 2002	35,195	113,549	—	—	—	—	—	—	1,897	(3,951)	(33,678)	77,817

Warrants issued in connection with Redeemable Preferred	—	—	—	—	—	—	—	—	13,774	—	—	13,774
Issuance of Series 1 Preferred Stock	—	—	28,146	76,236	—	—	—	—	7,586	—	—	83,822
Issuance of Common Stock	4,850	24,812	—	—	—	—	—	—	—	—	—	24,812
Issuance of warrants	—	—	—	—	—	—	—	—	138	—	—	138
Conversion of Series 1 Preferred to Common Stock	28,146	76,236	(28,146)	(76,236)	—	—	—	—	—	—	—	—
Exercise of options and warrants	148	798	—	—	—	—	—	—	(244)	—	—	554
Additional value of warrants and deferred stock-based compensation	—	—	—	—	—	—	—	—	2,677	—	—	2,677
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	19,903	—	19,903
Net loss	—	—	—	—	—	—	—	—	—	—	(22,380)	(22,380)

Balance, December 31, 2003	68,339	215,395	—	—	—	—	—	—	25,828	15,952	(56,058)	201,117

Sale of common shares and warrants	13,400	49,126	—	—	—	—	—	—	2,552	—	—	51,678
Common shares and warrants issued in acquisitions	14,837	80,856	—	—	40	—	215	—		—	—	81,071
Exercise of options and warrants	311	1,253	—	—	—	—	8	—	(220)	—		1,041
Deferred stock-based compensation	—	—	—	—	—	—	—	—	122	—	—	122
Migration transaction	(96,887)	(346,630)	—	—	87,658	877	345,753		—	—	—	—
Conversion of exchangeable shares	—	—	—	—	2,660	27	(27)	—	—	—	—	—
Settlement with sellers of Florida Recycling	—	—	—	—	—	—	—	(1,235)	—	—	—	(1,235)
Other paid in capital	—	—	—	—	—	—	(45)	—	—	—	—	(45)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	13,181	—	13,181
Net loss	—	—	—	—	—	—	—	—	—	—	(48,154)	(48,154)

Balance, December 31, 2004	—	$—	—	$—	90,358	$904	$345,904	$(1,235)	$28,282	$29,133	$(104,212)	$298,776

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of US dollars)

For the Years Ended December 31,

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(48,154)	$(22,380)	$2,127
Adjustments to reconcile net income (loss) to net cash flows from operating activities -
Depreciation, depletion, and amortization	34,204	14,927	10,718
Non-cash component of settlement with sellers of Florida Recycling	(1,235)	—	—
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	17,582	10,161	—
Amortization of debt issue costs	10,294	3,281	1,855
Deferred income tax provision (benefit)	7,218	(990)	(464)
Foreign exchange loss (gain)	(90)	1,915	(1,441)
Non-cash stock-based compensation (benefit)	(90)	2,677	1,046
Cumulative effect of change in accounting principle, net of tax	(225)	(518)	—
Changes in fair value of warrants	(111)	—	—
Other non-cash items	86	455	844
Changes in operating assets and liabilities (excluding the effects of acquisitions) -
Accounts receivable	(7,085)	(1,749)	(1,880)
Prepaid expenses and other current assets	(2,303)	(5,959)	1,267
Accounts payable	3,363	3,886	(446)
Accrued expenses and other current liabilities	11,243	3,740	28

	24,697	9,446	13,654

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(164,679)	(161,371)	(27,197)
Capital expenditures	(46,209)	(24,438)	(12,157)
Proceeds from business divestitures	14,231	952	416
Deposits for business acquisitions and other	(1,551)	(10,776)	(839)

	(198,208)	(195,633)	(39,777)

Cash flows from financing activities:
Proceeds from issuance of debt	283,000	166,493	57,200
Principal repayments of debt	(187,158)	(74,251)	(57,544)
Sale of common shares and warrants	53,600	—	—
Proceeds and deposits from release of restricted cash and release of collateral supporting letters of credit	24,341	(9,929)	—
Proceeds from the issuance of Series 1 Preferred Shares	—	86,189	30,000
Proceeds from the issuance of mandatorily redeemable Preferred Shares	—	55,000	—
Proceeds from the exercise of options and warrants	1,041	554	308
Fees paid for financing transactions	(14,141)	(18,967)	(4,555)

	160,683	205,089	25,409

Effect of exchange rate changes on cash and cash equivalents	273	385	20

Increase (decrease) in cash and cash equivalents	(12,555)	19,287	(694)
Cash and cash equivalents, beginning of period	21,062	1,775	2,469

Cash and cash equivalents, end of period	$8,507	$21,062	$1,775

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of US dollars unless otherwise stated)

1.    Organization of Business and Basis of Presentation

     The accompanying Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”), successor to Capital Environmental Resource Inc. now known as Waste Services (CA) Inc. (“Capital” or the “Canadian operations”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction, which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became Waste Services’ subsidiary. Effective with the completion of the migration on July 31 2004, the historical equity balances of Capital were reclassified into the equity of Waste Services.

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

WASTE SERVICES, INC.

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

     The effect of the change in methodology, had it been adopted January 1, 2003, would have been to increase net loss before cumulative effect of change in accounting principle as of December 31, 2003 by approximately $0.4 million. The effect of this change on basic or diluted loss per share as of December 31, 2004 would have been $0.01.

     The following table summarizes the balance sheet impact of our change in accounting methodology for asset retirement obligations SFAS No. 143:

		Adjustment for
		Change in
	December 31, 2003	Accounting	January 1, 2004
Landfill sites	$128,044	$(3,191)	$124,853
Accumulated depletion	(10,503)	717	(9,786)

Landfill sites, net	$117,541	$(2,474)	$115,067

Accrued closure and post-closure obligations	$7,737	$(2,831)	$4,906

Deferred income tax asset (liability)	$3,727	$(132)	$3,595

Business Combinations and Acquisitions

     We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. The purchase price allocations are considered preliminary until we have obtained all required information to complete its allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares issued in connection with an acquisition is based upon the average market price of our Common Stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced.

Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less. As of December 31, 2003, restricted cash amounted to $14.4 million, which represented funds held in escrow to finance the acquisition of certain assets from Allied Waste Industries, Inc. or Allied.

Concentration of Credit Risk

     Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents only with high credit quality financial institutions. Our customers are diversified as to both geographic and industry concentrations. Therefore, our trade accounts receivable are not subject to a concentration of credit risk.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts based on the expected collectibility. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends, and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding over 120 days. We evaluate and revise our reserve on a monthly basis based upon a review of specific accounts outstanding and our history of uncollectible accounts.

     The changes to the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance at beginning of the year	$620	$350	$507
Acquisitions	1,380	243	148
Provisions	2,243	229	425
Impact of foreign exchange fluctuations	12	73	3
Bad debts charged to reserves, net of recoveries	(2,991)	(275)	(733)

Balance at end of the year	$1,264	$620	$350

Property and Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Improvements or betterments, which extend the life of an asset, are capitalized. Expenditures for maintenance and repair costs are expensed as incurred. Gains and losses resulting from property and equipment retirements or disposals are credited or charged to earnings in the year of disposal. Depreciation is computed over the estimated useful life using the straight-line method as follows:

Buildings	10 to 25 years
Vehicles	10 years
Containers, compactors, landfill, and recycling equipment	5 to 12 years
Furniture, fixtures and other office equipment	3 to 5 years
Leasehold improvements	Shorter of term of lease or estimated life

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

Landfill Sites

     Landfill sites are recorded at cost. Capitalized landfill costs include expenditures for land, permitting costs, cell construction costs and environmental structures. Capitalized permitting and cell construction costs are limited to direct costs relating to these activities, including legal, engineering and construction costs associated with excavation, liners and site berms, leachate management facilities and other costs associated with environmental equipment and structures.

WASTE SERVICES, INC.

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

     We have identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows: (i) obtaining approval from local authorities; (ii) submitting a permit application to State or Provincial authorities; and (iii) obtaining permit approval from state or provincial authorities.

     Before expansion airspace is included in our calculation of total available disposal capacity, the following criteria must be met: (i) the land associated with the expansion airspace is either owned by us or is controlled by us pursuant to an option agreement; (ii) we are committed to supporting the expansion project financially and with appropriate resources; (iii) there are no identified fatal flaws or impediments associated with the project, including political impediments; (iv) progress is being made on the project; (v) the expansion is attainable within a reasonable time frame; and (vi) based upon senior management’s review of the status of the permit process to date, we believe it is likely the expansion permit will be received within the next five years. Upon meeting our expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

     Once expansion airspace meets our criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly.

Goodwill and Other Intangible Assets

     We account for our goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In general, goodwill is tested for impairment on an annual basis. In testing for impairment, we use the two-step impairment test prescribed by SFAS No. 142. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is unnecessary. The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated. If the implied fair value is less than the carrying value, an impairment charge is recorded to earnings.

     In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; or (iv) the testing for recoverability under SFAS No. 144 of a significant asset group within the reporting unit.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

     Other intangible assets primarily include customer relationships and contracts and covenants not-to-compete. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over the expected benefit to be received by such intangibles. We periodically evaluate the carrying value and remaining estimated useful life of its other intangible assets subject to amortization in accordance with the provisions of SFAS No. 144.

Other Non-Current Assets

     Acquisition deposits and deferred acquisition costs include capitalized incremental direct costs associated with proposed business combinations that are currently being negotiated. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged to earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. Indirect and internal costs, including executive salaries, overhead and travel costs related to acquisitions, are expensed as incurred. Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should we repay an obligation earlier then its contractual maturity, any remaining deferred financing costs are charged to earnings.

Fair Value of Financial Instruments

     The book values of the cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Borrowings under our senior credit facilities as of December 31, 2004 have carrying values that approximate their respective fair values based on the current rate offered to us for instruments with similar market risk and maturities. The fair value of our 9.5% Senior Subordinated Notes at December 31, 2004 is estimated at $159.2 million based on the year end quoted market price. The fair value of our mandatorily redeemable preferred shares at December 31, 2004 is estimated at $73.4 million based up the aggregate liquidation preference as there is no quoted market price available for this security.

Environmental Costs

     We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value.

Accrued Closure and Post-Closure Obligations

     Accrued closure and post-closure costs represent an estimate of the current value of the future obligations associated with closure and post-closure monitoring of solid waste landfills. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance consider site inspection, groundwater monitoring, leachate management, methane gas management and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas management costs, are also incurred during the operating life of the site in accordance with the landfill operating requirements. Site specific closure and post-closure engineering cost estimates are prepared annually. The impact of changes in estimates is accounted for on a prospective basis.

     Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.0% and discounting the inflated total to its present value using an 8.5% credit-adjusted risk-free discount rate. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.

Revenue Recognition

     We recognize revenue when services, such as providing hauling services and accepting waste at our disposal facilities, are rendered. Amounts billed to customers, prior to providing the related services, are reflected as deferred revenue and reported as revenues in the period in which the services are rendered.

WASTE SERVICES, INC.

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

Advertising Costs

     We expense advertising costs as they are incurred. Advertising expense for the year ended December 31, 2004, was $0.8 million (2003 — $0.5 million; 2002 — $0.3 million), which is included in selling, general and administrative expense on the accompanying Statements of Operations.

Risk Management

     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by insurance companies, which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2004 we have posted letters of credit with our U.S. insurer of approximately $3.0 million to cover the liability for losses within the deductible limit. During the first quarter of 2005, we increased this letter of credit to $8.4 million. Provisions for retained claims are made by charges to expense based upon periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Stock-Based Compensation Plans

     Our stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such pro forma information, determined as if we had accounted for its employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table:

	2004	2003	2002
Net loss attributable to Common Shareholders as reported	$(48,154)	$(76,952)	$(12,590)
Stock-based employee compensation expense pursuant to SFAS No. 123, net of tax	(10,312)	(3,483)	(1,632)

Pro forma net loss attributable to Common Shareholders	$(58,466)	$(80,435)	$(14,222)

Basic and diluted loss per share:
As reported	$(0.55)	$(1.98)	$(0.39)

Pro forma	$(0.66)	$(2.07)	$(0.44)

     The fair value of options granted up to December 31, 2004, was estimated using the Black-Scholes option pricing model using the following assumptions:

	2004	2003	2002
Annual dividend yield	—	—	—
Weighted-average expected lives (years)	3 years	3 years	3 years
Risk-free interest rate	2.57% - 3.25%	3.05% - 3.47%	3.46% - 4.62%
Volatility	84%	72%	72%

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

     The weighted-average grant-date fair value of options granted was $2.33 for the year ended December 31, 2004 (2003 — $2.42; 2002 — $2.68).

     Compensation expense recognized for stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, expired or forfeited.

Income Taxes

     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to that extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

Net Income (Loss) Per Share Information

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of Common Shares outstanding for the period including 6,569,910 exchangeable shares of WSI (CA). Diluted earnings (loss) per share is calculated based on the weighted average shares of Common Stock outstanding, including the exchangeable shares, during the year plus the dilutive effect of Common Stock purchase warrants and stock options using the treasury stock method and the dilutive effects of the Convertible Series 1 Preferred Shares using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to Common Shareholders for the years ended December 31, 2004, 2003 and 2002, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shares—Based Payment, (“SFAS No. 123(R)”), which amends SFAS No. 123, “Accounting for Stock—Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines established, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.

     SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provision using either of the following transition alternatives:

(i) The modified prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share—based awards that remain unvested at the effective date; or

(ii) The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share—based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

     We have not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

3.    Business Combinations, Significant Asset Acquisitions and Disposals of Businesses

Business Combinations and Significant Asset Acquisitions

     In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets are Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets. In the second quarter of 2004, we divested a certain landfill and related assets and liabilities in exchange for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million. Proceeds in excess of net assets exchanged reduced goodwill from the original Allied Assets acquisition by $8.6 million.

     In April 2004, we also completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, and the issuance of 9,250,000 Common Shares valued at approximately $51.4 million. Florida Recycling operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers, and Tampa markets. Following the acquisition, the performance of the operations of Florida Recycling were below our expectations and we conducted a review of Florida’s Recycling business in an effort to identify the factors contributing to the lower than expected level of performance. Based on the results of this review, it appears that the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. As such, we have begun a re-audit of the historical financial statements of Florida Recycling. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at the quoted market price as of September 24, 2004), with a total value of approximately $8.6 million, have been recorded as income in accordance with SFAS No. 141. As part of the settlement and upon its completion, we will receive title to a 2,000 ton per day recycling and transfer facility in Sanford, Florida.

     In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). The landfill commenced operations during August of 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million which has since been repaid and the issuance of 4,375,000 Common Shares valued at approximately $25.0 million. Fort Bend Regional Landfill, which serves the metropolitan Houston area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston, which opened in January 2005. In connection with the acquisition of the Fort Bend Regional Landfill, we entered into a royalty agreement, under which we will be required to pay a royalty of $0.25 per ton of eligible waste, as defined in the agreement, received at the landfill after we commence operations at the site and for the first five years subsequent to the date of the royalty agreement and $0.35 per ton of eligible waste thereafter.

     During the first quarter of 2004, we acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the issuance of 989,800 Common Shares valued at approximately $5.7 million. Separately, in January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan, Canada. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 Common Shares valued at approximately $0.1 million.

     During July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which has been zoned to permit the development of a landfill. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the “Southeast Regional Landfill”) and, as a condition of the purchase, we issued 1,250,000 Common Shares valued at $5.5 million to the sellers during the second quarter of 2004 which has been capitalized as a cost of the landfill. The landfill began operations July 2004. The sellers are entitled to contingent payments based upon the landfill achieving certain defined average tons of waste per day. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. Additionally, we

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

entered into a royalty agreement whereby we will pay the sellers a royalty of $0.50 per ton on all waste deposited at the Southeast Regional Landfill after the earlier to occur of July 2006 or the receipt of 1,250 tons of waste per day at the landfill.

     Details of the net assets acquired and cash used in asset and business acquisitions for the years ended December 31 are as follows:

	2004
	Allied	Florida	All
	Assets	Recycling	Others	Total	2003	2002
Purchase price:
Cash	$45,988	$104,234	$18,350	$168,572	$161,371	$30,607
Seller financed note payable	—	—	5,000	5,000	—	—
Common stock and warrants	—	51,357	36,721	88,078	18,382	—

Total purchase price	45,988	155,591	60,071	261,650	179,753	30,607

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	—	—	—	—	—	1,184
Accounts receivable	3,755	7,426	409	11,590	6,676	1,371
Prepaid expenses and other current assets	182	935	69	1,186	324	74
Accounts payable	—	(8,604)	(738)	(9,342)	(976)	(822)
Accrued expenses and other current liabilities	(870)	(4,410)	—	(5,280)	(6,930)	(463)

Net working capital	3,067	(4,653)	(260)	(1,846)	(906)	1,344
Property and equipment	10,728	23,911	6,044	40,683	103,124	18,041
Landfill sites	—	—	41,982	41,982	—	—
Other assets	—	271	—	271	—	—
Deferred taxes	—	—	(334)	(334)	—	578
Long-term debt assumed	—	—	—	—	(4,429)	—
Accrued closures, post-closure and other obligations assumed	—	—	(52)	(52)	(1,483)	(896)

Net book value of assets acquired and liabilities assumed	13,795	19,529	47,380	80,704	96,306	19,067

Excess purchase price to be allocated	$32,193	$136,062	$12,691	$180,946	$83,447	$11,540

Allocated as follows:
Goodwill	$23,201	$108,906	$12,667	$144,774	$66,639	$9,348
Other intangible assets	8,992	27,156	24	36,172	16,808	2,192

Total allocated	$32,193	$136,062	$12,691	$180,946	$83,447	$11,540

     The above table includes cash deposits and acquisition related costs of $4.0 million and 1,000,000 common shares and warrants valued at $5.7 million, which relate to the Florida Recycling acquisition that were paid or deposited during 2003 and have been capitalized to the cost of the acquisition during 2004. As we are continuing to accumulate required information, these purchase price allocations are preliminary and may be subject to change.

     We believe the primary value of an acquisition is the opportunities made available by vertically integrating operations within a certain geographic market.

     The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the years ended December 31, 2004, 2003 and 2002 as if completed business combinations had occurred at the beginning of current and most recent prior period (in thousands except per share amounts):

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

	2004	2003	2002
Revenue	$355,004	$314,914	$165,583

Net loss attributable to common shareholders	$(53,132)	$(98,457)	$(8,963)

Basic and diluted net loss per Common Share	$(0.59)	$(2.02)	$(0.27)

Basic and diluted pro forma weighted average number of common shares outstanding	90,503	48,632	33,014

     Due to the pending re-audit of the Florida Recycling financial statements for each of the three years ended December 31, 2003, we have re-cast these pro-forma disclosures using our best estimate of the actual historical results of Florida Recycling. These estimates are subject to change pending the completion of the re-audit. These unaudited condensed pro forma consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

4.    Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following as of December 31, 2004 and 2003:

	2004	2003
Prepaid expenses	$6,990	$6,623
Cash collateral desposits for letters of credit	—	9,929
Debt issue costs related to the 364-day senior secured credit facility	—	8,829
Other current assets	3,950	4,268

Total	$10,940	$29,649

5.    Property and Equipment

     Property and equipment consist of the following as of December 31, 2004 and 2003:

	2004	2003
Land and buildings	$18,872	$6,132
Vehicles	101,215	62,182
Containers, compactors, landfill and recycling equipment	61,550	39,902
Furniture, fixtures, other office equipment and leasehold improvements	8,562	5,927

Total property and equipment	190,199	114,143
Less: Accumulated depreciation	(59,732)	(39,622)

Property and equipment, net	$130,467	$74,521

     Included in property and equipment at December 31, 2004, are vehicles held under capital leases with a cost of $2.8 million (2003 — $5.7 million) and accumulated depreciation of $0.7 million (2003 — $1.9 million).

6.    Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

     Landfill sites consist of the following as of December 31, 2004 and 2003:

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

	2004	2003
Landfill sites	$188,616	$128,044
Accumulated depletion	(19,000)	(10,503)

Landfill sites, net	$169,616	$117,541

     On an annual basis, we update the development cost estimates, closure and post-closure and future capacity estimates for its landfills. Future capacity estimates are updated using surveys to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior management on an annual basis.

     The change in landfill sites for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Balance, beginning of period	$117,541	$13,084	$3,768
Acquisitions	41,982	90,094	11,936
Additional landfill site costs	12,839	12,268	368
Additional asset retirement obligations	858	—	—
Depletion	(8,105)	(4,789)	(3,124)
Divestitures	(154)	—	—
Capitalized interest	178	—	—
Purchase price allocation adjustments for prior acquisitions	5,907	—	—
Effect of foreign exchange rate fluctuations	1,044	3,227	136
Change in accounting principle	(2,474)	3,657	—

Balance, end of period	$169,616	$117,541	$13,084

Accrued Closure, Post-Closure and Other Obligations

     Accrued closure, post-closure and other obligations consist of the following as of December 31, 2004 and 2003:

	2004	2003
Accrued closure and post-closure obligations	$6,390	$7,737
Deferred income tax liability	3,984	—
Capital lease obligations	416	911
Other obligations	184	143

	$10,974	$8,791

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

     Accrued closure and post-closure obligations include the costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations are as follows:

	2004	2003
Balance, beginning of period	$7,737	$1,925
Acquisitions	52	1,483
Accretion	463	455
Additional asset retirement obligations	858	—
Divestitures	(146)	—
Purchase price allocation adjustments for prior acquisitions	(92)	—
Effect of foreign exchange rate fluctuations	349	991
Change in accounting principle	(2,831)	2,883

Balance, end of period	$6,390	$7,737

     The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for our permitted sites as of December 31, 2004 are as follows:

Amount
2005	$—
2006	—
2007	730
2008	4,681
2009	2,019
Thereafter	183,158

Total	$190,588

     The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

7.    Other Assets

     Other assets consisted of the following as of December 31, 2004 and 2003:

	2004	2003
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $2,271 as of December 31, 2004 and $496 as of December 31, 2003, respectively	$10,833	$2,096
Acquisition deposits and deferred acquisition costs	12,576	20,182
Other assets	830	—

	$24,239	$22,278

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of US dollars unless otherwise stated)

8.    Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following as of December 31, 2004 and 2003:

	2004	2003
Other intangible assets subject to amortization:
Customer relationships and contracts	$50,495	$17,909
Non-competition agreements and other	4,126	2,653

	54,621	20,562
Less: Accumulated amortization:
Customer relationships and contracts	(5,913)	(837)
Non-competition agreements and other	(1,782)	(889)

Other intangible assets subject to amortization, net	46,926	18,836
Goodwill	280,830	144,544

Goodwill and other intangible assets, net	$327,756	$163,380

     The changes in goodwill for the years ended December 31, 2004 and 2003 are as follows:

	2004			2003
	U.S.	Canada	Total	Total
Balance, beginning of period	$65,822	$78,722	$144,544	$64,365
Acquisitions	144,460	314	144,774	66,639
Divestitures	(8,599)	—	(8,599)	—
Effect of foreign exchange rate fluctuations	—	6,219	6,219	13,989
Purchase price allocation adjustments for prior acquisitions	(6,108)	—	(6,108)	(449)

Balance, end of period	$195,575	$85,255	$280,830	$144,544

     Amortization expense of other intangible assets for the year ended December 31, 2004, was $6.1 million (2003 — $0.8 million; 2002 — $0.6 million). Estimated future amortization of other intangible assets based on balances existing at December 31, 2004, is as follows:

Amount
2005	$6,758
2006	6,134
2007	5,044
2008	4,202
2009	3,568
Thereafter	21,220

Total	$46,926

     As of December 31, 2004, the weighted average amortization period for other intangible assets is as follows:

Customer relationships and contracts	11.5 years
Non-competition agreements and other	3.0 years

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

9. Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities consist of the following as of December 31, 2004 and 2003:

	2004	2003
Accrued compensation, benefits and subcontractor costs	$8,393	$5,665
Accrued waste disposal costs	8,220	2,631
Accrued acquisition costs	2,230	1,804
Accrued insurance	2,860	3,383
Current portion of capital lease obligations	567	1,128
Deferred revenue	9,443	5,834
Accrued interest	4,762	—
Other accrued expenses and liabilities	6,058	4,956

Total	$42,533	$25,401

10. Debt

     Debt consists of the following as of December 31, 2004 and 2003:

	2004	2003
Senior Secured Credit Facilities:
Revolving credit facility, floating interest rate at 6.71% as of December 31, 2004 due April 2009	$15,000	$—
Term loan facility, floating interest rate at 6.78% as of December 31, 2004, due $250 per quarter with balance due April 2011	99,250	—
Senior Subordinated Notes fixed rate at 9.5% due 2014	160,000	—
Other subordinated promissory notes payable, interest at 6.67%, due through June 2017	3,130	3,285
364-day Senior Secured Credit Facility (repaid in full on April 30, 2004)	—	172,125

	277,380	175,410
Less: Current portion	(1,166)	(172,280)

Long-term portion	$276,214	$3,130

Senior Secured Credit Facilities

     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the Common Shares of Waste Services’ first tier foreign subsidiaries, including Capital, are pledged to secure obligations under the Credit Facilities. As of December 31, 2004, $15.0 million was drawn under the revolving credit facility and $13.3 million was used to support outstanding letters of credit.

     As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On October 4, 2004, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment includes changes to certain of the financial and other covenants contained in the credit facilities and increases the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million up to $12.5 million of which is available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. As of December 31, 2004, we are in compliance with the financial covenants, as amended and we expect to continue to be in compliance in future periods. The amendment also requires us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On September 30, 2004, we entered into a standby purchase agreement with Michael G. DeGroote pursuant to which we may require Mr. DeGroote to purchase shares of our common stock for a purchase price of $7.5 million on or before March 28, 2005. As of March 4, 2005, we exercised our rights under the purchase agreement thereby requiring Mr. DeGroote to purchase such shares.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

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

     We also entered into a Registration Rights Agreement with the initial purchasers of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will exchange the Subordinated Notes for registered notes of Waste Services with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. As a result of needing to file our re-audited Florida Recycling financial statements and pro forma financial statements, we have not filed the registration statement with respect to the Subordinated Notes and, therefore, we are required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1 in principal amount, of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default (approximately $8,000 per week.) Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes. Currently, our interest penalty approximates $24,000 per week until May 26, 2005 when it will increase to $32,000 per week.

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

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

     The aggregate annual principal repayments required in respect to debt as of December 31, 2004 are as follows:

Amount
2005	$1,166
2006	1,177
2007	1,190
2008	1,203
2009	16,217
Thereafter	256,427

Total	$277,380

11. Cumulative Mandatorily Redeemable Preferred Shares

     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso 7,150,000 warrants to purchase shares of our common stock (on a one-for-one basis) for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $73.4 million as of December 30, 2004. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.

     As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million subject to the restrictions in our Credit Facility and our Senior Subordinated Notes. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of Waste Services dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.

     Also pursuant to the Amended Certificate of Designations, if we become subject to a liquidation or insolvency event (as such terms are defined in our Amended and Restated Credit Agreement dated April 30, 2004) or in the event of a change of control (as such term is defined in the Amended Certificate of Designations), all payments and other distributions to holders of Preferred Stock will be subordinate to the repayment in full of our Credit Facilities. This provision does not prohibit any accrual or increase in the dividend rate or in the liquidation preference of the Preferred Stock as provided for in the Amended Certificate of Designations, or the distribution of additional shares or other equity securities to the holders of Preferred Stock, so long as such additional shares or other equity securities are subject to at least equivalent subordination provisions. In addition, the Amended Certificate of Designations prohibits us from making any payment or distribution to the holders of Preferred Stock in the event of a sale of our assets, or the exercise by the holders of the Preferred Stock of their right to require payment of the liquidation amount of their shares as a result of the failure to consummate a sale of our assets as described in the preceding paragraph, unless such payment or distribution is expressly permitted pursuant to the terms of the agreement then governing our Credit Facilities.

     Due to its redeemable provisions we classified the Preferred Stock as a liability. We also allocated the relative fair value of the proceeds to Preferred Stock and warrants. The 7,150,000 warrants have an allocated value on the date of issue of approximately $14.8 million. The value allocated to the warrants was treated as a component of equity, with an offsetting amount treated as a discount

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

which will accrete to interest expense using the effective interest method over the life of the Preferred Stock which is the earliest redemption date of May 6, 2006.

12. Commitments and Contingencies

Leases

     The following is a schedule of future minimum lease payments as of December 31, 2004:

	Operating	Capital
	Leases	Leases	Total
2005	$5,081	$1,341	$6,422
2006	4,674	630	5,304
2007	4,033	459	4,492
2008	3,510	—	3,510
2009	2,594	—	2,594
Thereafter	9,669	—	9,669

	$29,561	2,430	$31,991

Less: amount representing interest		(1,447)

		983
Less: current portion of capital lease obligations		567

Long-term capital lease obligations		$416

     We have entered into operating lease agreements, primarily consisting of leases for our various facilities. Total rent expense, under operating leases charged to operations, was approximately $4.0 million for the year ended December 31, 2004 (2003 — $2.2 million; 2002 — $1.8 million). We lease certain heavy equipment and hauling vehicles under capital lease agreements. The assets related to these leases have been capitalized and are included in property and equipment.

Surety Bonds and Letters of Credit

     Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2004, we have provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $67.7 million (2003 — $19.6 million) to collateralize its obligations. The royalty of these obligations expire over the next year and will need to be renewed.

Environmental Risks

     We are subject to liability for environmental damage that its solid waste facilities may cause, including damage to neighboring landowners or residents, particularly as a result of the contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the acquisition of such facilities. Pollutants or hazardous substances whose transportation, treatment or disposal was arranged by us or our predecessors, may also subject us to liability for any off-site environmental contamination caused by these pollutants or hazardous substances.

     Any substantial liability for environmental damage incurred by us could have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these Consolidated Financial Statements, we estimate the range of reasonably possible loss related to environmental matters to be insignificant and is not aware of any such environmental liabilities that would be material to us operations or financial condition.

Disposal Agreement

     On November 22, 2002, we entered into a Put or Pay Disposal Agreement, or the Disposal Agreement, with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environment Inc., collectively the RCI Companies, and Intersan Inc., or Intersan, a subsidiary of Canadian Waste Services Inc., pursuant to which we, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the next 5 years, 850,000 metric tonnes of waste per year, and for the next 2 years after the expiration of the first 5 year term, 710,000 metric tonnes of waste per year

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

at a fixed disposal rate set out in the Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site we are also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. We do not anticipate material future payments under the Disposal Agreement and accordingly, have not provided for a liability pursuant to this agreement as of December 31, 2004, or 2003. The companies within the RCI Group are controlled by a director of ours and/or individuals related to that director.

     Concurrently with the Disposal Agreement, we entered into a three-year agreement with Canadian Waste Services, Inc. to allow us to deliver up to 75,000 tons in year one and up to 100,000 tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton.

Collective Bargaining Agreements

     As of December 31, 2004, approximately 37% of our employees were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

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

     We intend to vigorously defend these actions both with respect to liability and damages. No provision has been made in these financial statements for the above matters. We do not believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

     In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortuously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages or in excess of $75.0 million.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

13. Capital Stock

Migration Transaction

     As part of our business strategy to expand into the United States, we entered into a migration transaction effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Capital, a company amalgamated under the laws of the Province of Ontario, Canada. After the migration transaction, Capital became a subsidiary of Waste Services, Inc.

     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (1) the exchange of 87,657,035 Common Shares of Capital for 87,657,035 shares of our common stock; and (2) the conversion of the remaining 9,229,676 Common Shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Capital (now Waste Services (CA) Inc.). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

     The terms of the exchangeable shares of Capital are the economic and functional equivalent of our common stock. Holders of exchangeable shares (1) will receive the same dividends as holders of shares of our common stock and (2) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one (1) share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are classified as part of our equity.

     Upon the occurrence of certain events, such as the liquidation of Capital, or after the redemption date, our Canadian holding company, Capital Holdings will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any anytime at their option, to exchange their exchangeable shares for shares of our common stock.

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

     On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, thereby requiring Mr. DeGroote to purchase shares of our common stock for $7.5 million on or before March 28, 2005. Pursuant to the standby purchase agreement, the price per share will be equal to 85% of the average closing price of our common stock for the ten trading days ending on the second trading day preceding the closing of the transaction. Mr. DeGroote will also receive warrants to purchase our common stock equal to 10% of the shares issued with an exercise price equal to the purchase of the Common Shares. Upon closing the transaction, Mr. DeGroote will receive a $375,000 commitment fee, which is in addition to the $375,000 fee he received upon execution of the standby purchase agreement. This equity infusion was required as a condition to our amended credit facility.

Series 1 Preferred Shares

     During 2003 and 2002, we completed several private offerings of its Series 1 Preferred Shares, which were converted to Common Shares. The Series 1 Preferred Shares were non-voting and were not entitled to receive any dividends declared by us. The following table sets forth the varied tranches of Series 1 Preferred Shares issued during 2003 (amounts in thousands except share and per share amounts):

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

	Series 1 Preferred						Warrant Exercise
Period	Shares	Price Per Share	Gross Proceeds	Net Proceeds		Warrants Issued	Price Per Share
March — June	10,241,666	$3.00	$30,725	$28,925		2,048,333	$3.00
June(a)	5,000,000	$3.00	15,000	14,100		1,000,000	$3.00
July(b)	4,154,667	$3.00	12,464	11,600		830,933	$3.00
September(b)	8,750,000	$3.20	28,000	27,877		1,575,000	$3.20

	28,146,333		$86,189	$82,502	(c)	5,454,266

(a)	The proceeds from this issue were received and recorded as of June 25, 2003; the shares were issued July 8, 2003.

(b)	A shareholder and certain of our officers and directors and/or their affiliates, purchased 1,762,500 Series 1 Preferred Shares in these private placement transactions.

(c)	Separately, we recorded a tax asset of $1.3 million for the deductible portion of the fees paid.

     We accounted for the issuance of the Series 1 Preferred Shares as the issuance of three differing securities: (i) Series 1 Preferred Shares convertible into Common Shares; (ii) warrants exercisable for Common Shares; and (iii) a beneficial conversion feature embedded in the Series 1 Preferred Shares. The gross proceeds from the offerings were allocated based upon the relative fair value of the Series 1 Preferred Shares on the commitment date (date of issue), and the warrants. The fair value of the Common Shares at the commitment date was compared to the gross proceeds allocated to the Series 1 Preferred Shares based upon their relative fair

     The excess of fair value of the Common Shares over the gross proceeds allocated to the Series 1 Preferred Shares was deemed to be the value associated with the beneficial conversion feature of the Series 1 Preferred Shares and was recorded as a non-cash dividend on the Series 1 Preferred Shares. Value ascribed to the beneficial conversion feature of the Series 1 Preferred Shares and the allocated fair value of the warrants approximated $54.6 million for the year ended December 31, 2003, which was recognized as a deemed dividend to the Series 1 Preferred Shareholders.

     At our annual meeting held in December 2003, the shareholders approved the conversion of the Series 1 Preferred Shares to Common Shares, thereby effecting the exchange on the basis of one Common Share for each one Series 1 Preferred Share and the exercisability of the warrants that were issued with the Series 1 Preferred Shares.

     On February 6, 2002, we completed a private placement sale to certain investors, including some of our shareholders, directors and officers, of 11,320,754 Series 1 Preferred Shares at a price of $2.65 per share, resulting in net proceeds to us of approximately $28.1 million. There were no warrants issued relative to the 2002 Series 1 Preferred Shares. The closing market price of our common stock, as reported by NASDAQ, on February 6, 2002 was $3.95 per share resulting in a beneficial conversion feature of $1.30 per share or approximately $14.7 million, which was recognized as a deemed dividend to the Series 1 Preferred Shareholders. Under the terms of the Preferred Shares, the holders had agreed to hold a stockholders meeting to approve the conversion and were required under contract to vote their Common Shares in favor of the conversion. As the holders of the Preferred Shares represented the majority of the outstanding Common Shares of Waste Services, the conversion of Preferred Shares was assumed at the time of their issuance. On March 27, 2002, the stockholders approved the conversion and all outstanding Series 1 Preferred Shares were converted into Common Shares.

Employee and Director Stock Option Plans and Option Grants

     Under the 1997 Stock Option Plan, we may grant options to acquire Common Shares up to a maximum of 10% of the then issued and outstanding Common Shares on an as converted basis. All of the options issued under the 1997 plan vested on completion of the initial public offering of our securities. No options will remain exercisable later than five years after the grant date, unless the Board of Directors determines otherwise.

     Under the 1999 Stock Option Plan, we may grant options to acquire Common Shares up to a maximum of 19% of the then issued and outstanding shares of Common Stock and Common Stock equivalents, including stock options issued under the 1997 Stock Option Plan. Options granted to non-employee directors will generally vest one year from the date of grant. Options granted to employees become exercisable only after the second anniversary of the grant date, unless otherwise determined by the Compensation Committee. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

     All options granted under the 1997 and 1999 Stock Option Plans have been granted at or above market price. The weighted average exercise price of the aggregate outstanding options at December 31, 2004, was $4.91 (2003 — $4.71; 2002 — $4.18). The weighted average contractual life of the options outstanding as at December 31, 2004, was 3.10 years (2003 — 4.24 years). As of December 31, 2004, the weighted average exercise price of options that were exercisable was $3.90 (2003 — $5.07; 2002 — $9.12). Certain of our options are priced in Canadian dollars and certain options are priced in US dollars. Stock option activity, for employee options covered by the 1997 and 1999 Stock Option Plans for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Options outstanding at beginning of the year	7,806,699	2,435,816	1,871,713
Options granted during the year	5,472,000	5,493,000	1,065,500
Options exercised during the year	(192,500)	(20,000)	(85,388)
Options forfeited during the year	(433,235)	(102,117)	(416,009)

Options outstanding at end of the year	12,652,964	7,806,699	2,435,816

Options exercisable at end of the year	2,727,964	1,790,699	284,500

Weighted average exercise price: (C$ Options In C$)
Options granted	$7.37	$6.49	$5.87
Options exercised	$5.22	$4.05	$7.22
Options forfeited	$8.33	$9.47	$10.94
Options outstanding at end of the year	$6.45	$6.15	$5.70
Option price ranges: (C$ Options In C$)
Options granted	$3.23-8.40	$5.25-7.28	$4.95-9.20
Options exercised	$4.05-6.03	$4.05	$7.22
Options forfeited	$5.25-18.05	$5.89-14.44	$7.22-14.44
Options outstanding at end of the year	$3.23-18.05	$4.05-18.05	$4.05-18.05
Weighted average exercise price: (US$ Options)
Options granted	$4.82	$4.49	$3.37
Options exercised	$3.73	$—	$3.39
Options forfeited	$7.42	$6.34	$7.50
Options outstanding at end of the year	$4.61	$4.55	$5.97
Option price ranges: (US$ Options)
Options granted	$2.70-6.25	$3.89-5.52	$3.12-4.15
Options exercised	$3.46-4.15	$—	$2.43-4.00
Options forfeited	$3.89-12.00	$4.00-12.00	$4.00-14.50
Options outstanding at end of the year	$2.70-6.25	$3.12-12.00	$3.12-14.44

14. Income Taxes

     The income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Canada	369	403	2,177

Current income tax provision	369	403	2,177

Federal and state deferred	3,984	—	—
Foreign deferred	3,234	(990)	(464)

Deferred income tax provision (benefit)	7,218	(990)	(464)

Provision (benefit) for income taxes	$7,587	$(587)	$1,713

     Pre-tax income (loss) from our U.S. operations was $(48.6) million, $(17.3) million and nil for the years ended December 31, 2004, 2003, 2002, respectively. Pre-tax income (loss) from our Canadian operations was $7.8 million, $(6.1) million and $3.8 million for the years ended December 31, 2004, 2003, 2002, respectively.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

     As discussed in Note 13, pursuant to the migration transaction we reorganized from a Canadian company to a U.S. company in 2004. Accordingly, for the following reconciliation, statutory rates are based upon U.S. federal income tax rates in 2004 and Canadian federal and provincial rates in 2003 and 2002. The reconciliation of the difference between income taxes at the statutory rate and the income tax provision (benefit) before cumulative effect of change in accounting principle for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Provision at statutory rate	$(14,277)	$(8,675)	$1,482
State, net of federal benefit	499	—	—
Effect of change in enacted rates on deferred taxes	—	(478)	96
Non-deductible warrant expense	514	903	404
Non-deductible interest expense and preferred stock dividends	6,921	3,790	59
Non-deductible foreign exchange (gains) and loss	(16)	366	(558)
Other permanent differences	(601)	509	13
Undistributed earnings in foreign subsidiary	1,866	—	—
Valuation allowance	12,412	2,641	—
Large corporations tax	269	357	217

Income tax provision (benefit)	$7,587	$(587)	$1,713

     The income tax provision of $0.1 and $0.3 million for December 31, 2004 and 2003, respectively, related to the cumulative effect of change in accounting principle and was provided at statutory rates. Significant components of our deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred income tax assets:
Tax loss carry forward — United States	$15,955	$2,641
Tax loss carry forward — Canada	10,602	11,392
Accruals not currently deductibles — United States	1,753	—
Less: Valuation allowance — United States	(15,842)	(2,641)

Net deferred tax assets	12,468	11,392

Deferred income tax liabilities:
Book basis in property and goodwill in excess of tax basis — United States	(3,984)	—
Book basis in property in excess of tax basis — Canada	(9,400)	(7,665)
Undistributed earnings in foreign subsidiary — United States	(1,866)	—

Net deferred income tax asset (liability)	(2,782)	3,727
Less: current portion of deferred taxes	—	(2,592)

Net deferred income tax asset (liability) long-term	$(2,782)	$1,135

     Due to the lack of operating history relative to our US operations, we have provided a valuation allowance for our US net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities.

     We have provided deferred taxes on the undistributed earnings of our Canadian Subsidiary as it is likely such earnings will be recognized as taxable income domestically in connection with certain non-recurring tax planning initiatives related to our migration transaction.

     Gross net operating loss carry-forwards expire as follows:

	US	Canada	Total
2005	$—	$—	$—
2006	—	—	—
2007	—	—	—
2008	—	8,451	8,451
2009	—	11,893	11,893
Thereafter	45,586	9,405	54,991

Total net operating loss carryforwards	$45,586	$29,749	$75,335

     For tax purposes, generally goodwill acquired as a result an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a seven-percent declining balance.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

     The changes to the deferred tax valuation allowance for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Balance at beginning of the year	$2,641	$—	$6,981
Additions to valuation allowance	12,412	2,641	593
Reversal related to acquisitions	—	—	(5,074)
Adjustments to valuation allowance	789	—	(2,500)

Balance at end of the year	$15,842	$2,641	$—

15. Net Loss Per Share Information

     The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Numerator:
Net loss attributable to common shareholders	$(48,154)	$(76,952)	$(12,590)

Denominator:
Basic and diluted pro forma weighted average number of common shares outstanding	88,232	38,782	32,414

Antidilutive securities not included in the diluted earnings per share calculation:
Series 1 Preferred Shares	—	13,582	1,520
Options to purchase Common Shares	299	707	450
Warrants to purchase Common Shares	2,189	3,189	437

16. Retirement Plan

     We sponsor a defined contribution Deferred Profit Sharing Plan, or DPSP, for our Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to a Registered Retirement Savings Plan, subject to certain governmental limits and restrictions. We matched 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after two years of employment. During 2004, the matched contributions totaled approximately $0.2 million (2003 — $0.3 million; 2002 — $0.2 million).

     During 2004, we established a 40l(k) Plan for employees located in the United States. The domestic plan provides for employees to contribute up to fifty percent of their eligible compensation, subject to certain IRS limits. We match fifty percent of the employee contributions, up to the first 6% of the employee’s contribution. Participant contributions vest immediately and employer contributions vest after two years of employment. During 2004, we matched contributions totaling approximately $0.2 million

17. Segment Information

     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. In making this determination, we considered its organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida (North, Central, Gulf), Texas and Arizona. We believe our domestic U.S. and our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) the nature of the service, waste collection and disposal, is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (iv) the regulatory environment is consistent within Canada and the U.S., respectively.

     We operated exclusively in Canada during 2002. We re-entered the United States in May 2003 with the acquisition of the JED Landfill in Osceola County, Florida. We do not have significant (in volume or dollars) inter-segment operation-related transactions.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

For further information regarding our segments see Note 21.

18. Related Party Transactions

     During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.

     During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Lucien Remillard with respect to the potential acquisition by Waste Services of the solid waste collection and disposal assets owned by Mr. Remillard in Quebec. In connection with these negotiations, Waste Services has reimbursed Mr Remillard’s company for expenses in the aggregate amount of approximately C$2.2 million for services provided by third parties to December 31, 2004 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. There is no assurance that an acquisition of the business will be completed and, if not, Waste Services will not be reimbursed for the expenses it has incurred.

     During 2004, Waste Services entered into a lease of office premises in an office tower in Burlington, Ontario owned by Westbury International 1991 Corporation, a property development company controlled by Michael H. DeGroote, a brother of Gary W. DeGroote, one of our directors. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10.5 years, with a right to extend for a further five years. Base rent escalates from Cdn. $0.1 million to Cdn.$0.2 million per year in increments over the term of the lease.

     We paid Kelso and Company, L.P., an affiliate of Kelso, an advisory services fee of $1.65 million in connection with the issuance of 55,000 shares of WSI Preferred Stock to Kelso in May 2003. In February 2004, we also paid Kelso and Company, L.P., a $0.5 million fee in connection with services related to the arrangement of the 364-Day Credit facilities that was entered into on December 31, 2003 and repaid in full on April 30, 2004. Two of our directors, George E. Matelich and Michael B. Lazar are Managing Directors of Kelso & Company L.P.

     Effective March 31, 2003, we entered into a placement agent agreement with Sanders Morris Harris Inc., or SMH, pursuant to which we agreed to pay SMH a fee for Series 1 preferred shares sold through SMH. To date, we have paid SMH fees of $1.9 million pursuant to the agreement. SMH is a beneficial owner of our Common Shares. However, effective July 31, 2004 Don Sanders, a principal of SMH, is no longer one of the our directors.

     During 2003, we purchased legal services for less than $0.1 million from Durkin and Durkin. A former executive officer, Thomas E. Durkin III, is an inactive partner in Durkin and Durkin.

     In 2003, we purchased furnishings and leasehold improvements from H(2)O Technologies, Ltd. for $0.3 million and assumed a lease of premises from David Sutherland-Yoest. David Sutherland-Yoest, our Chairman and Chief Executive Officer was, until October of 2003, Chairman and Chief Executive Officer of H(2)O Technologies, Ltd. and until January 2004, was a director of H(2)O Technologies, Ltd. The lease expires on March 31, 2005 with annual rent and operating costs of less than $0.1 million.

     Certain affiliates of our officers and directors were purchasers of Series 1 Preferred Shares in September 2003. An independent committee consisting of David Sutherland-Yoest and George E. Matelich reviewed and approved the terms of issuance of the Series 1 Preferred Shares in which the shareholder, officers and directors or their affiliates were purchasers.

     In November of 2002, we entered into a Put or Pay Disposal agreement with the RCI Companies which are controlled by one of our directors, Mr. Lucien Rémillard. Concurrently with the Put or Pay Disposal Agreement, we entered into a disposal agreement with Canadian Waste Services Inc. which provides us with access to Canadian Waste’s Michigan landfill at negotiated fixed rates per ton.

     During the year ended December 31, 2002, we paid fees for financial advisory services to SMH of approximately $1.3 million. During the year ended December 31, 2002, we also purchased legal services for approximately $125,000 from a law firm of which an executive officer of ours is an inactive partner. During the year ended December 31, 2002, we paid a director $30,000 for certain services rendered.

     These transactions are in the normal course of operations and are recorded at the exchange amount, which is the consideration agreed to between the respective parties.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

19. Supplementary Cash Flow Information

     Supplemental non-cash financing activities during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Financing activities:
Beneficial conversion feature of Series 1 Preferred Shares	$—	$54,572	$14,717
Common Shares issued on acquisition	88,078	18,382	—
Common Shares issued on deposit for acquisition	—	6,430	—
Assets acquired under capital leases	—	—	1,786

     Other cash flow information:

	2004	2003	2002
Cash paid for interest	$15,782	$5,147	$3,766
Cash paid for income taxes	341	1,220	2,085

20. Selected Quarterly Financial Data (unaudited)

     The following table summarizes the unaudited quarterly results of operations as reported for 2004 and 2003 (in thousands of US dollars, except per share amounts): (See also our note on Business Combinations Note 3)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$50,317	$72,626	$94,615	$93,227
Income from operations	205	871	5,660	781
Net loss before cumulative effect of change in accounting principal	(10,959)	(18,615)	(5,719)	(13,086)
Cumulative effect of change in accounting principle	225	—	—	—
Net loss	(10,734)	(18,615)	(5,719)	(13,086)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.21)	$(0.06)	$(0.14)
Cumulative effect of change in accounting principle	—	—	—	—

Basic and diluted loss per share	$(0.15)	$(0.21)	$(0.06)	$(0.14)

Shares used in computing per share amounts	70,583	88,855	96,854	96,418

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$25,280	$31,282	$34,748	$35,440
Income (loss) from operations	1,064	(18)	(841)	(5,251)
Net loss before cumulative effect of change in accounting principal	(299)	(3,506)	(7,121)	(11,972)
Cumulative effect of change in accounting principle	518	—	—	—
Net income (loss)	219	(3,506)	(7,121)	(11,972)
Net loss attributable to Common Shareholders	(8,313)	(15,995)	(40,672)	(11,972)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.25)	$(0.42)	$(1.06)	$(0.28)
Cumulative effect of change in accounting principle	0.01	—	—	—

Basic and diluted loss per share	$(0.24)	$(0.42)	$(1.06)	$(0.28)

Shares used in computing per share amounts	35,195	37,865	38,447	43,531

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

21. Condensed Consolidating Financial Statements of Waste Services Inc.

     Waste Services, our Parent company, is the primary obligor under the Subordinated Notes, however our Parent has no independent assets or operations and the guarantees of the domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Our Canadian operations are not guarantors under the Senior Subordinated Notes. We operated exclusively in Canada during 2002 and as such, there were no domestic guarantor financial statements for 2002 historical period.

     Presented below are Consolidating Balance Sheets as of December 31, 2004 and December 31, 2003 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years then ended of Waste Service Inc. and the guarantor subsidiaries, our U.S. operations, (“Guarantors”) and the subsidiaries which are not guarantors, our Canadian operations, (“Non-guarantors”):

	December 31, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,223	$2,284	$—	$8,507
Accounts receivable, net	24,509	23,347	—	47,856
Prepaid expenses and other current assets	6,440	4,500	—	10,940

Total current assets	37,172	30,131	—	67,303
Property and equipment, net	64,805	65,662	—	130,467
Landfill sites, net	155,710	13,906	—	169,616
Deferred income taxes, net	—	1,202	—	1,202
Goodwill and other intangible assets, net	240,578	87,178	—	327,756
Other assets	12,105	12,134	—	24,239
Investment in subsidiary	125,482	—	(125,482)	—

Total assets	$635,852	$210,213	$(125,482)	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,757	$10,192	$—	$25,949
Accrued expenses and other current liabilities	31,104	11,429	—	42,533
Short-term financing and current portion of long-term debt	1,166	—	—	1,166

Total current liabilities	48,027	21,621	—	69,648
Long-term debt	276,214	—	—	276,214
Accrued closure, post-closure and other obligations	5,628	5,346	—	10,974
Cumulative mandatorily redeemable Preferred Stock, net	64,971	—	—	64,971

Total liabilities	394,840	26,967	—	421,807

Shareholders’ equity:
Common stock of Waste Services, Inc	904	—	—	904
Additional paid-in capital	322,400	—	23,504	345,904
Treasury stock of Waste Services, Inc.	(1,235)	—	—	(1,235)
Exchangeable shares of Waste Services (CA) Inc.	—	33,022	(33,022)	—
Common stock of Waste Services (CA) Inc.	—	115,964	(115,964)	—
Options, warrants and deferred stock-based compensation	13,774	14,508	—	28,282
Accumulated other comprehensive income	—	29,133	—	29,133
Accumulated deficit	(94,831)	(9,381)	—	(104,212)

Total shareholders’ equity	241,012	183,246	(125,482)	298,776

Total liabilities and shareholders’ equity	$635,852	$210,213	$(125,482)	$720,583

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

	December 31, 2003
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,843	$12,219	$—	$21,062
Restricted cash	14,433	—	—	14,433
Accounts receivable, net	6,557	20,442	—	26,999
Prepaid expenses and other current assets	10,015	19,634	—	29,649

Total current assets	39,848	52,295	—	92,143
Property and equipment, net	13,948	60,573	—	74,521
Landfill sites, net	101,356	16,185	—	117,541
Deferred income taxes, net	—	1,135	—	1,135
Goodwill and other intangible assets, net	82,118	81,262	—	163,380
Other assets	2,096	20,182	—	22,278
Due to (from) affiliates	—	16,758	(16,758)	—
Investment in subsidiaries	—	8,747	(8,747)	—

Total assets	$239,366	$257,137	$(25,505)	$470,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,282	$6,792	$—	$12,074
Accrued expenses and other current liabilities	9,813	15,588	—	25,401
Short-term financing and current portion of long-term debt	172,280	—	—	172,280

Total current liabilities	187,375	22,380	—	209,755
Long-term debt	3,130	—	—	3,130
Accrued closure, post-closure and other obligations	1,483	7,308	—	8,791
Cumulative mandatorily redeemable Preferred Stock, net	48,205	—	—	48,205
Due to affiliates	16,758	—	(16,758)	—

Total liabilities	256,951	29,688	(16,758)	269,881

Shareholders’ equity:
Common stock of Waste Services (CA) Inc	—	215,395	—	215,395
Contributed capital	8,747	—	(8,747)	—
Options, warrants and deferred stock-based compensation	13,774	12,054	—	25,828
Accumulated other comprehensive income	—	15,952	—	15,952
Accumulated deficit	(40,106)	(15,952)	—	(56,058)

Total shareholders’ equity	(17,585)	227,449	(8,747)	201,117

Total liabilities and shareholders’ equity	$239,366	$257,137	$(25,505)	$470,998

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

	December 31, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$168,067	$142,718	$—	$310,785
Operating and other expenses:
Cost of operations (exclusive of depreciation and amortization)	123,534	96,366	—	219,900
Selling, general and administrative expense (exclusive of stock-based compensation)	33,166	22,361	—	55,527
Stock-based compensation expense (benefit)	26	(116)	—	(90)
Severance and other related costs	2,563	176	—	2,739
Settlement with sellers of Florida Recycling	(8,635)	—	—	(8,635)
Depreciation, depletion and amortization	17,888	16,316	—	34,204
Foreign exchange gain and other	—	(377)	—	(377)
Equity loss (earnings) in investees	(3,151)	39,082	(35,931)	—

Income (loss) from operations	2,676	(31,090)	35,931	7,517
Interest expense	30,517	321	—	30,838
Changes in fair value of warrants	—	(111)	—	(111)
Cumulative mandatorily redeemable preferred stock dividends and				—
amortization of issue costs	17,582	—	—	17,582

Loss before income taxes	(45,423)	(31,300)	35,931	(40,792)
Income tax provision	3,983	3,604	—	7,587

Loss before cumulative effect of change in accounting principle	(49,406)	(34,904)	35,931	(48,379)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 and $256 for the year ended December 31, 2004 and 2003, respectively	—	225	—	225

Net loss	(49,406)	(34,679)	35,931	(48,154)
Deemed dividend on Series 1 Preferred Stock	—	—	—	—

Net loss attributable to Common Shareholders	$(49,406)	$(34,679)	$35,931	$(48,154)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

	December 31, 2003
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$1,765	$124,985	$—	$126,750
Operating and other expenses:
Cost of operations (exclusive of depreciation and amortization)	1,300	82,274	—	83,574
Selling, general and administrative expense (exclusive of stock-based compensation)	4,617	24,241	—	28,858
Stock-based compensation expense	—	2,677	—	2,677
Depreciation, depletion and amortization	200	14,727	—	14,927
Foreign exchange loss and other	—	1,760	—	1,760
Equity loss in investees	—	17,345	(17,345)	—

Loss from operations	(4,352)	(18,039)	17,345	(5,046)
Interest expense	264	8,014	—	8,278
Intercompany interest expense (income)	2,568	(2,568)	—	—
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	10,161	—	—	10,161

Loss before income taxes	(17,345)	(23,485)	17,345	(23,485)
Income tax provision	—	(587)	—	(587)

Loss before cumulative effect of change in accounting principle	(17,345)	(22,898)	17,345	(22,898)
Cumulative effect of change in accounting principle, net of provision for income taxes of $256 for the year ended December 31, 2003	—	518	—	518

Net loss	(17,345)	(22,380)	17,345	(22,380)
Deemed dividend on Series 1 Preferred Stock	—	(54,572)	—	(54,572)

Net loss attributable to Common Shareholders	$(17,345)	$(76,952)	$17,345	$(76,952)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

	December 31, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from (used in) operating activities:	$(665)	$25,362	$—	$24,697

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(163,555)	(1,124)	—	(164,679)
Capital expenditures	(33,159)	(13,050)	—	(46,209)
Proceeds from business divestitures	14,231	—	—	14,231
Deposits for business acquisitions and other	1,359	(2,910)	—	(1,551)
Intercompany	—	(78,985)	78,985	—

	(181,124)	(96,069)	78,985	(198,208)

Cash flows from financing activities:
Proceeds from issuance of debt	283,000	—	—	283,000
Principal repayments of debt	(186,031)	(1,127)	—	(187,158)
Sale of common shares and warrants	—	53,600	—	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	14,433	9,908	—	24,341
Proceeds from the exercise of options and warrants	—	1,041	—	1,041
Fees paid for financing transactions	(11,218)	(2,923)	—	(14,141)
Intercompany	78,985	—	(78,985)	—

	179,169	60,499	(78,985)	160,683

Effect of exchange rate changes on cash and cash equivalents	—	273	—	273

Decrease in cash and cash equivalents	(2,620)	(9,935)	—	(12,555)
Cash and cash equivalents, beginning of period	8,843	12,219	—	21,062

Cash and cash equivalents, end of period	$6,223	$2,284	$—	$8,507

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of US dollars unless otherwise stated)

	December 31, 2003
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from (used in) operating activities:	$(2,682)	$12,128	$—	$9,446

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(159,913)	(1,458)	—	(161,371)
Capital expenditures	(10,260)	(14,178)	—	(24,438)
Proceeds from business divestitures	—	952	—	952
Deposits for business acquisitions and other	—	(10,776)	—	(10,776)
Intercompany	(15,524)	—	15,524	—

	(185,697)	(25,460)	15,524	(195,633)

Cash flows from financing activities:
Proceeds from issuance of debt	157,692	8,801	—	166,493
Principal repayments of debt	(1,144)	(73,107)	—	(74,251)
Proceeds from release of restricted cash (cash collateral deposits for supporting letters of credit	—	(9,929)	—	(9,929)
Proceeds from the issuance of Series 1 Preferred Shares	—	86,189	—	86,189
Proceeds from the issuance of mandatorily redeemable Preferred Shares	55,000	—	—	55,000
Proceeds from the exercise of options and warrants	—	554	—	554
Fees paid for financing transactions	(14,326)	(4,641)	—	(18,967)
Intercompany	—	15,524	(15,524)	—

	197,222	23,391	(15,524)	205,089

Effect of exchange rate changes on cash and cash equivalents	—	385	—	385

Increase in cash and cash equivalents	8,843	10,444	—	19,287
Cash and cash equivalents, beginning of period	—	1,775	—	1,775

Cash and cash equivalents, end of period	$8,843	$12,219	$—	$21,062