Form 10-Q
period 2005-03-31
WASTE SERVICES, INC.
filed 2005-05-09
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
Yes ☑ No ☐

     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 29, 2005 was 99,568,951 (assuming exchange of all exchangeable shares not held by Waste Services, Inc.).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,044	$8,507
Accounts receivable (net of allowance for doubtful accounts of $1,049 and $1,264 as of March 31, 2005 and December 31, 2004, respectively)	46,145	47,856
Prepaid expenses and other current assets	9,695	10,940

Total current assets	67,884	67,303

Property and equipment, net	121,161	130,467
Landfill sites, net	170,039	169,616
Goodwill and other intangible assets, net	333,705	327,756
Other assets	24,040	25,441

Total assets	$716,829	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,579	$25,949
Accrued expenses and other current liabilities	45,351	42,533
Short-term financing and current portion of long-term debt	1,169	1,166

Total current liabilities	68,099	69,648

Long-term debt	275,921	276,214
Accrued closure, post-closure and other obligations	12,667	10,974
Cumulative mandatorily redeemable Preferred Stock (net of discount of $7,023 and $8,426 as of March 31, 2005 and December 31, 2004, respectively)	69,586	64,971

Total liabilities	426,273	421,807

Commitments and contingencies

Shareholders’ equity:

Common stock $0.01 par value; 500,000,000 shares authorized; 93,056,849 and 90,358,196 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	931	904
Additional paid-in capital	352,014	345,904
Treasury stock at cost; 500,000 shares as of March 31, 2005 and December 31, 2004	(1,235)	(1,235)
Options, warrants and deferred stock-based compensation	29,418	28,282
Accumulated other comprehensive income	27,907	29,133
Accumulated deficit	(118,479)	(104,212)

Total shareholders’ equity	290,556	298,776

Total liabilities and shareholders’ equity	$716,829	$720,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$88,985	$50,317

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	64,490	34,287
Selling, general and administrative expense	15,467	10,559
Depreciation, depletion and amortization	9,549	5,472
Foreign exchange gain and other	(238)	(206)

Income (loss) from operations	(283)	205
Interest expense	6,825	6,316
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,842	4,019

Loss before income taxes	(11,950)	(10,130)
Income tax provision	2,317	829

Loss before cumulative effect of change in accounting principle	(14,267)	(10,959)
Cumulative effect of change in accounting principle, net of provision for income taxes of nil and $132 for the three months ended March 31, 2005 and 2004, respectively	—	225

Net loss attributable to Common Shareholders	$(14,267)	$(10,734)

Basic and diluted loss per share:
Basic and diluted loss per share attributable to common shareholders before cumulative effect of change in accounting principle	$(0.15)	$(0.15)
Cumulative effect of change in accounting principle	—	—

Loss per share - basic and diluted	$(0.15)	$(0.15)

Weighted average common stock outstanding - basic and diluted	96,516	70,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005
(In thousands)

						Accumulated
						Other
				Treasury		Comprehensive		Total
	Common Stock		Additional	Shares	Options and	Income	Accumulated	Shareholders'
	Shares	Amount	Paid in Capital	at Cost	Warrants	(Loss)	Deficit	Equity
Balance, December 31, 2004	90,358	$904	$345,904	$(1,235)	$28,282	$29,133	$(104,212)	$298,776

Common shares and warrants issued	2,641	26	6,111	—	630	—	—	6,767
Deferred stock-based compensation	—	—	—	—	506	—	—	506
Conversion of exchangeable shares	58	1	(1)	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,226)	—	(1,226)
Net loss	—	—	—	—	—	—	(14,267)	(14,267)

Balance, March 31, 2005	93,057	$931	$352,014	$(1,235)	$29,418	$27,907	$(118,479)	$290,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,267)	$(10,734)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion, and amortization	9,549	5,472
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,842	4,019
Amortization of debt issue costs	345	2,210
Deferred income tax provision	2,161	829
Non-cash stock-based compensation (benefit)	506	(1,391)
Other non-cash items	143	(279)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	1,528	1,918
Prepaid expenses and other current assets	1,197	(5,779)
Accounts payable	(4,477)	2,449
Accrued expenses and other current liabilities	2,751	1,122

	4,278	(164)

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(639)	(28,858)
Capital expenditures	(6,804)	(9,207)
Proceeds from asset sales or business divestitures	453	—
Deposits for business acquisitions and other	(398)	(2,445)

	(7,388)	(40,510)

Cash flows from financing activities:
Proceeds from issuance of debt	—	12,000
Principal repayments of debt	(402)	(419)
Sale of common shares and warrants	7,125	—
Proceeds from release of restricted cash and release of collateral supporting letters of credit	—	14,410
Proceeds from the exercise of options and warrants	—	241
Fees paid for financing transactions	—	(665)

	6,723	25,567

Effect of exchange rate changes on cash and cash equivalents	(76)	(138)

Increase (decrease) in cash and cash equivalents	3,537	(15,245)
Cash and cash equivalents, beginning of period	8,507	21,062

Cash and cash equivalents, end of period	$12,044	$5,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of Business and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Waste Services, Inc. (“Waste Services”), successor to Capital Environmental Resource Inc. now known as Waste Services (CA) Inc. (“Capital”, “Waste Services (CA)” or the “Canadian operations”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction, which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became Waste Services’ subsidiary. Effective with the completion of the migration on July 31, 2004, the historical equity balances of Capital were reclassified into the equity of Waste Services.

     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these interim condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2004, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2004. Income taxes during these interim periods have been provided for based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years. These interim financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto appearing in our annual report on Form 10-K for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, intangible assets, goodwill, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, potential liabilities in connection with outstanding litigation and deferred taxes.

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period includes the effect of currently outstanding exchangeable shares of Waste Services (CA) which are the functional and economic equivalent of our outstanding common shares. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to common shareholders for the three months ended March 31, 2005 and 2004, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation are as follows (unaudited) (in thousands):

	Three Months Ended March 31,
	2005	2004
Options to purchase common shares	31	1,794
Warrants to purchase common shares	1,653	6,635

Dilutive securities	1,684	8,429

     For purposes of computing net income (loss) per common share – basic and diluted, for the three months ended March 31, 2005, the weighted average number of shares of common stock outstanding includes the effect of 6,512,102 exchangeable shares of Waste Services (CA) as if they were outstanding common stock on July 31, 2004, the date our migration transaction was completed.

2. New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shares-Based Payment, (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.

     The original effective date of SFAS 123 was the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X in order to delay the effective date of SFAS 123(R). The amendment requires that public entities apply the provisions of SFAS 123(R) beginning with the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result of the amendment, SFAS 123(R) will be effective for us at the beginning of the first quarter of 2006. The statement allows companies to adopt its provision using either of the following transition alternatives:

(i) The prospective method, which results in the recognition of compensation expense using SFAS 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii) The retrospective method, which results in applying the prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123.

     We have not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Property and Equipment

     Property and equipment consist of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Land and buildings	$19,444	$18,872
Vehicles	92,345	101,215
Containers, compactors, landfill and recycling equipment	63,627	61,550
Furniture, fixtures, other office equipment and leasehold improvements	8,680	8,562

Total property and equipment	184,096	190,199
Less: Accumulated depreciation	(62,935)	(59,732)

Property and equipment, net	$121,161	$130,467

4. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

     Landfill sites consist of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Landfill sites	$191,111	$188,616
Accumulated depletion	(21,072)	(19,000)

Landfill sites, net	$170,039	$169,616

     The changes in landfill sites for the three months ended March 31, 2005 and 2004 are as follows (unaudited):

	2005	2004
Balance, beginning of period	$169,616	$117,541
Acquisitions	—	36,293
Additional landfill site costs	2,445	1,862
Additional asset retirement obligations	229	116
Depletion	(2,155)	(1,122)
Effect of foreign exchange rate fluctuations	(96)	(140)
Change in accounting principle	—	(2,474)

Balance, end of period	$170,039	$152,076

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Closure, Post-Closure and Other Obligations

     Accrued closure, post-closure and other obligations consist of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Accrued closure and post-closure obligations	$6,713	$6,390
Deferred income tax liability	5,346	3,984
Capital lease obligations	185	416
Other obligations	423	184

	$12,667	$10,974

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations for the three months ended March 31, 2005 and 2004 are as follows (unaudited):

	2005	2004
Balance, beginning of period	$6,390	$7,737
Acquisitions	—	52
Accretion	121	123
Additional asset retirement obligations	229	116
Effect of foreign exchange rate fluctuations	(27)	(36)
Change in accounting principle	—	(2,831)

Balance, end of period	$6,713	$5,161

5. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$35,320	$50,495
Non-competition agreements and other	3,239	4,126

	38,559	54,621

Less, Accumulated amortization:
Customer relationships and contracts	(7,499)	(5,913)
Non-competition agreements and other	(1,592)	(1,782)

Other intangible assets subject to amortization, net	29,468	46,926
Goodwill	304,237	280,830

Goodwill and other intangible assets, net	$333,705	$327,756

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The changes in goodwill for the three months ended March 31, 2005 and 2004 are as follows (unaudited):

	2005			2004
	U.S.	Canada	Total	Total
Balance, beginning of period	$195,575	$85,255	$280,830	$144,544
Acquisitions	9	—	9	19,934
Effect of foreign exchange rate fluctuations	—	(535)	(535)	(889)
Purchase price allocation adjustments for prior acquisitions and dispositions	23,933	—	23,933	(209)

Balance, end of period	$219,517	$84,720	$304,237	$163,380

     During the first quarter of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling.

6. Other Assets

     Other assets consist of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $2,866 as of March 31, 2005 and $2,271 as of December 31, 2004	$10,236	$10,833
Acquisition deposits and deferred acquisition costs	12,721	12,576
Deferred income taxes	381	1,202
Other assets	702	830

	$24,040	$25,441

7. Debt

     Debt consists of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Senior Secured Credit Facilities:
Revolving credit facility, floating interest rate at 7.28% as of March 31, 2005 and 6.71% as of December 31, 2004 due April 2009	$15,000	$15,000
Term loan facility, floating interest rate at 7.05% as of March 31, 2005 and 6.78% as of December 31, 2004 due April 2011	99,000	99,250
Senior Subordinated Notes fixed interest rate at 9.5% as of March 31, 2005 and December 31, 2004 due 2014	160,000	160,000
Other subordinated promissory notes payable, interest at 6.67%, due through June 2017	3,090	3,130

	277,090	277,380

Less: Current portion	(1,169)	(1,166)

Long-term portion	$275,921	$276,214

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Secured Credit Facilities

     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian restricted subsidiaries guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries are pledged to secure obligations under the Credit Facilities.

     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage.

     On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million, up to $12.5 million of which is available to our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.5 million to our lenders. As of March 31, 2005, $15.1 million of capacity remained under the facility. Currently, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

     The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005, we issued 2,640,845 shares of common stock to Mr. Michael G. DeGroote for net proceeds of approximately $6.8 million. Additionally, we issued warrants to purchase 264,085 shares of common stock at an exercise price of $2.84 per share. The warrants remain exercisable until March 28, 2010.

New Senior Subordinated Notes

     On April 30, 2004, we completed a private offering of 9½% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi annually on October 15 and April 15. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining rateably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

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

     The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things; (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of our Preferred Stock; (vi) transactions with affiliates; and (vii) certain sales of assets.

     We also entered into a Registration Rights Agreement with the initial purchaser of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will offer to exchange the Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. As we need to file our re-audited Florida Recycling financial statements and pro forma financial statements prior to filing the registration statement, we have not filed the registration statement with respect to the Subordinated Notes and, therefore, we are required to pay liquidated damages, in cash, in the amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Subordinated Notes, for each week that the default continues for the first 90-days following default (approximately $8,000 per week). Thereafter, the amount of liquidated damages increases by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes. Currently, our interest penalty approximates $24,000 per week until May 26, 2005, when it will increase to $32,000 per week.

8. Cumulative Mandatorily Redeemable Preferred Stock

     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of common stock for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting.

     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination. The liquidation preference approximated $76.6 million as of March 31, 2005.

     As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied; or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of the Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.

     Also pursuant to the Amended Certificate of Designations, if we become subject to a liquidation or insolvency event (as such terms are defined in our Amended and Restated Credit Agreement dated April 30, 2004) or in the event of a change of control (as such term is defined in the Amended Certificate of Designations), all payments and other distributions to holders of Preferred Stock will be subordinate to the repayment in full of our Credit Facilities. This provision does not prohibit any accrual or increase in the dividend rate or in the liquidation preference of the Preferred Stock as provided for in the Amended Certificate of Designations, or the distribution of additional shares or other equity securities to the holders of the Preferred Stock, so long as such additional shares or other equity securities are subject to at least equivalent subordination provisions. In addition, the Amended Certificate of Designations prohibits us from making any payment or distribution to the holders of Preferred Stock in the event of a sale of our assets, or the exercise by the holders of the Preferred Stock of their right to require payment of the liquidation amount of their shares as a result of the failure to consummate a sale of our assets as described in the preceding paragraph, unless such payment or distribution is expressly permitted pursuant to the terms of the agreement then governing our Credit Facilities.

9. Commitments and Contingencies

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

     In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. We are currently involved in pending litigation with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.), which is more fully described in our annual report for the year ended December 31, 2004 as filed on Form 10-K. There have been no material developments in these claims in the first quarter of 2005.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Our President and Chief Operating Officer, Charles A. Wilcox, is a defendant in a breach of contract suit filed by Waste Management, Inc. which is more fully described in our annual report for the year ended December 31, 2004 as filed on Form 10-K. Mr. Wilcox is subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management. In April 2005, Waste Management filed an amended petition and application for injuction naming us as a defendant to the suit, claiming, among other things, tortious interference with contractual relations and seeking compensatory damages from us. We intend to vigorously defend this claim both with respect to liability and damages.

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

     No provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Surety Bonds, Letters of Credit and Insurance

     Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2005 and December 31, 2004, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $73.7 million and $67.7 million, respectively, to collateralize our obligations.

     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2005, we have posted a letter of credit with our U.S. insurer of approximately $8.4 million to secure the liability for losses within the deductible limit.

Other Contractual Arrangements

     During December 2003, we issued 600,000 Common Shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.

10. Authorized Capital Stock and Migration Transaction

Total Shares

     We are authorized to issue a total of 505,000,000 shares of capital stock consisting of:

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

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stock

     The Series A Preferred Stock with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. 55,000 shares of Series A Preferred Stock are currently outstanding. The Special Voting Preferred Stock have the rights, preference, and limitations set forth in the Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.

Migration Transaction

     As part of our business strategy to expand into the United States, we entered into a migration transaction effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital, now Waste Services (CA), became our subsidiary.

     The migration transaction occurred by way of a plan of arrangement under Section 182 of the Business Corporations Act (Ontario) and consisted primarily of: (1) the exchange of 87,657,035 common shares of Capital for 87,657,035 shares of common stock of Waste Services and (2) the conversion of the remaining 9,229,676 common shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

     The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares (1) will receive the same dividends as holders of shares of common stock and (2) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, which will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are included as additional paid in capital.

     Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Holdings will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of our common stock.

11. Employee and Director Stock Option Plans and Option Grants

     We have stock-based compensation plans accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table (unaudited):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31
	2005	2004
Net loss attributable to Common Shareholders as reported	$(14,267)	$(10,734)
Stock-based employee compensation expense pursuant to SFAS No. 123	(2,363)	(2,415)

Pro forma net loss attributable to Common Shareholders	$(16,630)	$(13,149)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.15)

Pro forma	$(0.17)	$(0.19)

The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended
	March 31,
	2005	2004
Annual dividend yield	—	—
Weighted-average expected life (years)	N/A	3 years
Risk-free interest rate	N/A	2.97% to 4.62%
Volatility	N/A	72%

     Details of our 1997 and 1999 Stock Option Plans are described in our consolidated financial statements for the year ended December 31, 2004 filed on Form 10-K. Our options are denominated in U.S. and Canadian dollars. During the three months ended March 31, 2005, no options to purchase shares of our common stock were granted. As of March 31, 2005, the weighted average exercise price for options outstanding was $4.61 and C$6.47 for U.S. and Canadian dollar denominated options, respectively. During the three months ended March 31, 2005, no options were exercised and 18,500 options expired or were terminated. As of March 31, 2005, the aggregate number of options outstanding entitled holders to purchase 12,627,464 shares of common stock at prices ranging from $2.70 to $6.25 and C$3.23 to C$18.05 for U.S. and Canadian dollar denominated options, respectively.

12. Comprehensive Loss

     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 are as follows (unaudited):

	2005	2004
Net loss	$(14,267)	$(10,734)
Foreign currency translation adjustment	(1,226)	(2,166)

Comprehensive loss	$(15,493)	$(12,900)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Segment Information

     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida (North, Central, Gulf), Texas and Arizona. We believe our domestic U.S. and our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) the nature of the service, waste collection and disposal is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (iv) the regulatory environment is consistent within Canada and the U.S., respectively. For further information regarding our segments see Note 14.

14. Condensed Consolidating Financial Statements

     We are the primary obligor under the Subordinated Notes, however we have no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Our Canadian operations are not guarantors under the Senior Subordinated Notes. Presented below are our Consolidating Condensed Balance Sheets as of March 31, 2005 and December 31, 2004 and the related Unaudited Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2005 and 2004 of our guarantor subsidiaries, our U.S. operating and reporting segments, (“Guarantors”) and the subsidiaries which are not guarantors, our Canadian operating and reporting segments, (“Non-guarantors”):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2005 (Unaudited)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,171	$1,873	$—	$12,044
Accounts receivable, net	24,972	21,173	—	46,145
Prepaid expenses and other current assets	5,655	4,040	—	9,695

Total current assets	40,798	27,086	—	67,884

Property and equipment, net	57,773	63,388	—	121,161
Landfill sites, net	156,877	13,162	—	170,039
Goodwill and other intangible assets, net	247,254	86,451	—	333,705
Other assets	11,139	12,901	—	24,040
Investment in subsidiary	137,179	—	(137,179)	—

Total assets	$651,020	$202,988	$(137,179)	$716,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,640	$7,939	$—	$21,579
Accrued expenses and other current liabilities	35,570	9,781	—	45,351
Short-term financing and current portion of long-term debt	1,169	—	—	1,169

Total current liabilities	50,379	17,720	—	68,099

Long-term debt	275,921	—	—	275,921
Accrued closure, post-closure and other obligations	7,297	5,370	—	12,667
Cumulative mandatorily redeemable Preferred Stock, net	69,586	—	—	69,586

Total liabilities	403,183	23,090	—	426,273

Shareholders’ equity:
Common stock	931	—	—	931
Additional paid-in capital	328,531	—	23,483	352,014
Treasury stock	(1,235)	—	—	(1,235)
Exchangeable shares of Waste Services (CA)	—	33,022	(33,022)	—
Common stock of Waste Services (CA)	—	112,331	(112,331)	—
Options, warrants and deferred stock-based compensation	14,404	15,014	—	29,418
Accumulated other comprehensive income	11,151	27,907	(11,151)	27,907
Accumulated deficit	(105,945)	(8,376)	(4,158)	(118,479)

Total shareholders’ equity	247,837	179,898	(137,179)	290,556

Total liabilities and shareholders’ equity	$651,020	$202,988	$(137,179)	$716,829

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,223	$2,284	$—	$8,507
Accounts receivable, net	24,509	23,347	—	47,856
Prepaid expenses and other current assets	6,440	4,500	—	10,940

Total current assets	37,172	30,131	—	67,303

Property and equipment, net	64,805	65,662	—	130,467
Landfill sites, net	155,710	13,906	—	169,616
Goodwill and other intangible assets, net	240,578	87,178	—	327,756
Other assets	12,105	13,336	—	25,441
Investment in subsidiary	140,907	—	(140,907)	—

Total assets	$651,277	$210,213	$(140,907)	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,757	$10,192	$—	$25,949
Accrued expenses and other current liabilities	31,104	11,429	—	42,533
Short-term financing and current portion of long-term debt	1,166	—	—	1,166

Total current liabilities	48,027	21,621	—	69,648

Long-term debt	276,214	—	—	276,214
Accrued closure, post-closure and other obligations	5,628	5,346	—	10,974
Cumulative mandatorily redeemable Preferred Stock, net	64,971	—	—	64,971

Total liabilities	394,840	26,967	—	421,807

Shareholders’ equity:
Common stock	904	—	—	904
Additional paid-in capital	322,400	—	23,504	345,904
Treasury stock	(1,235)	—	—	(1,235)
Exchangeable shares of Waste Services (CA)	—	33,022	(33,022)	—
Common stock of Waste Services (CA)	—	115,964	(115,964)	—
Options, warrants and deferred stock-based compensation	13,774	14,508	—	28,282
Accumulated other comprehensive income	12,274	29,133	(12,274)	29,133
Accumulated deficit	(91,680)	(9,381)	(3,151)	(104,212)

Total shareholders’ equity	256,437	183,246	(140,907)	298,776

Total liabilities and shareholders’ equity	$651,277	$210,213	$(140,907)	$720,583

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2005 (Unaudited)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$52,841	$36,144	$—	$88,985

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	39,567	24,923	—	64,490
Selling, general and administrative expense (exclusive of stock-based compensation)	9,565	5,396	—	14,961
Stock-based compensation expense	—	506	—	506
Depreciation, depletion and amortization	5,410	4,139	—	9,549
Foreign exchange gain and other	(82)	(156)	—	(238)
Equity earning investees	(1,007)	—	1,007	—

Income (loss) from operations	(612)	1,336	(1,007)	(283)
Interest expense (income)	7,450	(625)	—	6,825
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,842	—	—	4,842

Income (loss) before income taxes	(12,904)	1,961	(1,007)	(11,950)
Income tax provision	1,363	954	—	2,317

Net income (loss)	(14,267)	1,007	(1,007)	(14,267)

Net income (loss) attributable to Common Shareholders	$(14,267)	$1,007	$(1,007)	$(14,267)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2004 (Unaudited)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue	$20,000	$30,317	$—	$50,317

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	13,271	21,016	—	34,287
Selling, general and administrative expense (exclusive of stock-based compensation)	5,630	6,320	—	11,950
Stock-based compensation expense (benefit)	—	(1,391)	—	(1,391)
Depreciation, depletion and amortization	2,026	3,446	—	5,472
Foreign exchange gain and other	—	(206)	—	(206)
Equity loss investees	—	12,371	(12,371)	—

Income (loss) from operations	(927)	(11,239)	12,371	205
Interest expense	6,772	(456)	—	6,316
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,019	—	—	4,019

Loss before income taxes	(11,718)	(10,783)	12,371	(10,130)
Income tax provision	653	176	—	829

Loss before cumulative effect of change in accounting principle	(12,371)	(10,959)	12,371	(10,959)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 for the period ended March 31, 2004	—	225	—	225

Net loss	(12,371)	(10,734)	12,371	(10,734)

Net loss attributable to Common Shareholders	$(12,371)	$(10,734)	$12,371	$(10,734)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2005 (Unaudited)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:	$(777)	$5,055	$—	$4,278

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(639)	—	—	(639)
Capital expenditures	(5,253)	(1,551)	—	(6,804)
Proceeds from business divestitures	130	323	—	453
Deposits for business acquisitions and other	11	(409)	—	(398)
Intercompany	—	(3,641)	3,641	—

	(5,751)	(5,278)	3,641	(7,388)

Cash flows from financing activities:
Principal repayments of debt	(290)	(112)	—	(402)
Sale of common shares and warrants	7,125	—	—	7,125
Intercompany	3,641	—	(3,641)	—

	10,476	(112)	(3,641)	6,723

Effect of exchange rate changes on cash and cash equivalents	—	(76)	—	(76)

Increase (decrease) in cash and cash equivalents	3,948	(411)	—	3,537
Cash and cash equivalents, beginning of period	6,223	2,284	—	8,507

Cash and cash equivalents, end of period	$10,171	$1,873	$—	$12,044

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2004 (Unaudited)
	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:	$(5,901)	$5,737	$—	$(164)

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(27,734)	(1,124)	—	(28,858)
Capital expenditures	(5,355)	(3,852)	—	(9,207)
Proceeds from business divestitures	—	—	—	—
Deposits for business acquisitions and other	(567)	(1,878)	—	(2,445)
Intercompany	—	(9,491)	9,491	—

	(33,656)	(16,345)	9,491	(40,510)

Cash flows from financing activities:
Proceeds from issuance of debt	12,000	—	—	12,000
Principal repayments of debt	(37)	(382)	—	(419)
Proceeds from release of restricted cash and release of collateral supporting letters of credit	13,434	976	—	14,410
Proceeds from the exercise of options and warrants	—	241	—	241
Fees paid for financing transactions	(665)	—	—	(665)
Intercompany	9,491	—	(9,491)	—

	34,223	835	(9,491)	25,567

Effect of exchange rate changes on cash and cash equivalents	—	(138)	—	(138)

Decrease in cash and cash equivalents	(5,334)	(9,911)	—	(15,245)
Cash and cash equivalents, beginning of period	8,843	12,219	—	21,062

Cash and cash equivalents, end of period	$3,509	$2,308	$—	$5,817

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Forward Looking Statements” under the heading “Risk Factors” as well as our other filings made with the Securities and Exchange Commission.

Overview

     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company and former subsidiary of Capital Environmental Resource Inc. became the ultimate parent company of our corporate group.

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

     We provide collection services for commercial and industrial customers generally under one to five year service agreements. We determine the fees we charge our customers based on a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on cost increases is however, sometimes limited by the terms of our contracts.

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

     We charge our landfill and transfer station customers a tipping fee on a per ton or per yard basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of, or volume of the waste deposited. We generally base our transfer station tipping fees on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.

     Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers.

Expense Structure

     Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle and workers compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations where possible, using transfer stations to link collections operations with our landfills to increase internalization of our waste volume. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill or transfer station operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically our internalization has been relatively low, but as a result of our new landfills in Florida and Arizona we expect our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of our collection volumes to these landfill sites.

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

     Selling, general and administrative expense includes managerial costs, information systems, sales force, administrative expenses and professional fees. We have made a significant investment in information systems and in assembling our management team to support our growth strategy. We expect selling, general and administrative expense as a percentage of revenue to be lower in 2005 than 2004 as we spread our overhead costs over a larger revenue base.

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

     We capitalize certain third party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged currently to earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred.

Factors that Might Affect Future Results

     We have recently acquired and commenced operations at three large municipal solid waste landfill sites in the United States that we believe will materially affect our revenue, profitability and cash flow going forward.

     The following summarizes our three recently acquired landfills:

•	JED Landfill – a municipal sold waste landfill with 23.7 million cubic yards of initial permitted capacity, located in Osceola County, Florida. The landfill is located approximately 20 miles south of metropolitan Orlando and is well positioned to serve the Orlando metropolitan area and the surrounding counties. The facility opened for operation in the first quarter of 2004. Part of our strategy is to maximize the internalization of waste volumes to our JED Landfill. The execution of this strategy is dependent partly upon the opening of two transfer stations in central Florida. The Taft transfer station and recycling facility, located south of Orlando, is owned and operated by a third party with whom we have entered into a 10-year disposal agreement. The Taft facility has received a modified permit allowing it to accept an average of 1,000 tons of Class I and Class III solid waste combined per day, subject to completion of certain building modifications. Actual operating rates may vary depending upon business conditions. The Taft facility has also received a temporary operating permit which will allow it to accept waste during the construction period, and we expect to begin disposing waste at the Taft facility in the second quarter of 2005. The other transfer station and recycling facility, located in Sanford, Florida, is fully permitted to accept an average of 4,000 cubic yards per day of Class 1 and III municipal solid waste upon completion of construction which is expected in the second quarter of 2005. Ownership of the Sanford facility, also referred to as the Ice House facility, will be transferred to us upon completion of construction pursuant to the terms of our settlement agreement with the former owners of Florida Recycling.

•	Cactus Regional Landfill – a municipal solid waste landfill with 224.0 million cubic yards of initial permitted capacity with expected utilization of 196 million cubic yards, located in Pinal County, Arizona. The landfill is located between Phoenix and Tucson, Arizona and is well-positioned to serve both markets. The facility opened for operation in the third quarter of 2004. Also in the second and third quarters of 2004, we began operations at our two newly constructed transfer stations in the Phoenix market area.

•	Fort Bend Regional Landfill – a municipal and industrial solid waste landfill with 47.6 million cubic yards of initial permitted capacity, located in Fort Bend County, Texas. The landfill is located approximately 15 miles southwest of metropolitan Houston and is well-positioned to serve the Houston metropolitan area, including Fort Bend County. The facility opened for operation in the third quarter of 2004. We have constructed a transfer station in Houston, which is permitted to accept up to 850 tons per day of municipal solid waste and began operations in January 2005.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

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

     Our consolidated results of operations for the three months ended March 31, 2005 and 2004 by geographic segment are as follows (in thousands):

	2005
	U.S.		Canada		Total
Revenue	$52,841	100.0%	$36,144	100.0%	$88,985	100.0%
Operating expenses:
Cost of operations	39,567	74.9%	24,923	69.0%	64,490	72.5%
Selling, general and administrative expense	9,565	18.1%	5,396	14.9%	14,961	16.8%
Stock-based compensation expense	—	0.0%	506	1.4%	506	0.6%
Depreciation, depletion and amortization	5,410	10.2%	4,139	11.5%	9,549	10.7%
Foreign exchange loss and other	(82)	-0.2%	(156)	-0.4%	(238)	-0.3%

Income (loss) from operations	$(1,619)	-3.0%	$1,336	3.6%	$(283)	-0.3%

	2004
	U.S.		Canada		Total
Revenue	$20,000	100.0%	$30,317	100.0%	$50,317	100.0%
Operating expenses:
Cost of operations	13,271	66.4%	21,016	69.3%	34,287	68.1%
Selling, general and administrative expense	5,630	28.2%	6,320	20.8%	11,950	23.7%
Stock-based compensation expense	—	0.0%	(1,391)	-4.6%	(1,391)	-2.8%
Depreciation, depletion and amortization	2,026	10.1%	3,446	11.4%	5,472	10.9%
Foreign exchange loss and other	—	0.0%	(206)	-0.7%	(206)	-0.4%

Income (loss) from operations	$(927)	-4.7%	$1,132	3.8%	$205	0.5%

Revenue

     A summary of our revenue for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	2005		2004
Collection	$75,340	78.9%	$40,395	75.3
Landfill disposal	7,723	8.1	4,146	7.7
Transfer stations	8,728	9.1	4,901	9.1
Material recovery facilities	2,802	2.9	2,304	4.3
Other specialized services	844	1.0	1,925	3.6

	95,437	100.0%	53,671	100.0

Intercompany elimination	(6,452)		(3,354)

	$88,985		$50,317

     Revenue was $89.0 million and $50.3 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $38.7 million or 76.9%. The increase in revenue for the three months ended March 30, 2005 for our U.S. operations of $32.8 million or in excess of 100% was primarily driven by acquisitions of $25.2 million, volume at our landfill sites of $1.7 million, internal growth of $2.9 million, pricing increases of $1.9 and other increases of $1.1 million. The increase in revenue for our Canadian operations of $5.8 million or 19.2% is primarily due to increased volume of $1.8 million or 5.9% and pricing increases of $1.5 million or 5.1%. In addition, the favorable effects of foreign exchange movements increased Canadian revenue by $2.5 million or 8.2%.

Cost of Operations

     Cost of operations was $64.5 million and $34.3 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $30.2 million or 88.1%. As a percentage of revenue, cost of operations was 72.5% and 68.1% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of operations for our U.S. operations of $26.3 million or in excess of 100% was primarily driven by acquisitions and an increase in landfill operating costs at our recently opened landfill sites. As a percentage of revenue, cost of operations in our U.S. operations was 74.9% and 66.4% for the three months ended March 31, 2005 and 2004, respectively. The decline in our U.S. gross margin is primarily due to the acquisition of lower margin collection operations. Our lower margins in the United States, as compared to Canada, are primarily driven by the higher mix of lower margin collection revenue in the United States. We expect that our U.S. operating margins will improve as we increase internal and external volumes at our new landfill and transfer station sites and implement operational improvements.

     The increase in cost of operations for our Canadian operations of $3.9 million or 18.6% was primarily due to increased volumes for disposal and sub-contractor costs of $1.0 million or 4.8%, increased equipment, rent and building costs of $0.4 million or 1.9%, and fuel and other operating costs of $0.8 or 3.8%. The unfavorable effects of foreign exchange movements increased cost of operations by $1.7 million or 8.1%. Cost of operations as a percentage of revenue remained relatively flat due to increased percentage of higher margin landfill business being offset by increased fuel costs.

Selling, general and administrative expense

     Selling, general and administrative expense, excluding stock-based compensation expense, was $15.0 million and $12.0 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $3.0 million or 25.0%. As a percentage of revenue, selling, general and administrative expense was 16.8% and 23.7% for the three months ended March 31, 2005 and 2004, respectively. The overall increase in selling, general and administrative expense in our U.S. operations is primarily due to acquisitions coupled with increased overhead relative to our expansion in the U.S. Additionally during the first quarter of 2005, we incurred professional fees related to our re-audit of the Florida Recycling financial statements, litigation with Waste Management and severance payments of approximately $0.9 million. During the remainder of 2005, we expect to incur additional professional fees, which will be expensed as services related to these matters are rendered. Selling, general and administrative expenses at our Canadian operations declined primarily due to cost saving initiatives coupled with overhead costs being shifted to our U.S. operations. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense by $0.4 million.

Stock-based compensation expense (benefit)

     Stock-based compensation expense (benefit) relates to warrants issued to an executive officer in 2001 for which variable accounting applies and options or warrants issued to non-employees for services rendered. Stock-based compensation expense (benefit), which is partially based on changes in our stock price, was $0.5 million and $(1.4) million for the three months ended March 31, 2005 and 2004, respectively.

Depreciation, depletion and amortization

     Depreciation, depletion and amortization was $9.6 million and $5.5 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $4.1 million or 74.5%. As a percentage of revenue depreciation, depletion and amortization remained relatively flat at 10.7% and 10.9% for the three months ended March 31, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the three months ended March 31, 2005, as compared to the same period in the prior year, is primarily due to our U.S. acquisitions and the opening of our landfill sites. The weighted average landfill depletion rate for our operating Canadian landfills during the three months ended March 31, 2005 and 2004 was C$6.63 and C$8.66 per tonne, respectively. The decrease in depletion per tonne was primarily due to a change in engineering estimates. The weighted average landfill depletion rate for our operating U.S. landfills during the three months ended March 31, 2005 and 2004 was $4.93 and $6.46 per ton. The decrease in depletion rate per ton was primarily due to the opening of our Arizona and Texas landfills.

Foreign exchange loss (gain) and other

     Foreign exchange (gain) loss and other was $(0.2) million for the three months ended March 31, 2005 and 2004. The foreign exchange loss and other relates primarily to the re-measuring of U.S. dollar denominated cash balances into Canadian dollars.

Interest expense

     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
Preferred Stock dividends and amortization of issue costs	$4,842	$4,019
Credit facility and Senior Subordinated Note interest	6,073	3,900
Amortization of debt issue costs	345	2,210
Capitalized interest	—	—
Other interest expense	407	206

	$11,667	$10,335

     The increase in interest expense is primarily due to $4.0 million of interest expense on our 9 1/2% Senior Subordinated Notes which was offset by $1.8 million of lower interest expense on our Senior Secured Credit Facilities. The weighted average interest rate on secured credit facility borrowings was 7.2% and 9.0% for the three months ended March 31, 2005 and 2004, respectively. Amortization of debt issue costs decreased primarily due to the short-lived nature of our bridge financing which was re-paid in April 2004. The increase in the Preferred Stock dividends is primarily due to compounding and accretion.

Income tax provision

     The provision for income taxes was $2.3 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively. We recognize a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on our cumulative mandatorily redeemable preferred stock and provisions for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.

Liquidity and Capital Resources

     Our principal capital requirements are to fund capital expenditures, and to fund business debt service and asset acquisition. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities, and proceeds from debt and/or equity issuances.

Senior Secured Credit Facilities

     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian restricted subsidiaries guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of our first tier foreign subsidiaries are pledged to secure obligations under the Credit Facilities.

     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage.

     On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million, up to $12.5 million of which is available to our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.5 million to our lenders. As of March 31, 2005, $15.1 million of capacity remained under the facility. Currently, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

     The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005, we issued 2,640,845 shares of common stock to Mr. Michael G. DeGroote for net proceeds of approximately $6.8 million. Additionally, we issued warrants to purchase 264,085 shares of common stock at an exercise price of $2.84 per share. The warrants remain exercisable until March 28, 2010.

     The following table sets forth our financial covenant levels for the current and each of the next four quarters:

	Maximum Consolidated	Maximum Consolidated Senior	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Secured Leverage Ratio	Interest Coverage Ratio
FQ1 2005	7.00:1.00	3.00:1.00	1.75:1.00
FQ2 2005	6.50:1.00	2.75:1.00	1.75:1.00
FQ3 2005	5.75:1.00	2.50:1.00	1.75:1.00
FQ4 2005	5.25:1.00	2.50:1.00	2.00:1.00
FQ1 2006	5.25:1.00	2.25:1.00	2.00:1.00

Senior Subordinated Notes

     On April 30, 2004, we completed a private offering of 9 1/2 % Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semiannually on October 15 and April 15. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness under our Credit Facilities.

     The Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness including our Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic restricted subsidiaries. Our Canadian operations are not guarantors under the Subordinated Notes.

     The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things: (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of our Preferred Stock; (vi) transactions with affiliates; and (vii) certain sales of assets.

     We also entered into a Registration Rights Agreement with the initial purchaser of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will offer to exchange the Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. As we need to file our re-audited Florida Recycling financial statements and pro forma financial statements prior to filing the registration statement, we have not filed the registration statement with respect to the Subordinated Notes and, therefore, we were required to pay liquidated damages, in cash, in the amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Subordinated Notes, for each week that the default continued for the first 90-days following default (approximately $8,000 per week). The amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes. Currently, our interest penalty approximates $24,000 per week until May 26, 2005, when it will increase to $32,000 per week.

Equity Placement

     As previously discussed, during the first quarter we issued 2,640,845 shares of our common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million.

Cumulative Mandatory Redeemable Preferred Stock

     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of our common stock for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting.

     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears, and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination. The liquidation preference approximated $76.6 million as of March 31, 2005.

     As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments accrue. The Preferred Stock including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until

May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of the Preferred Stock dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied; or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of the Preferred Stock gave notice requiring the initiation of a sale process for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.

     Also pursuant to the Amended Certificate of Designations, if we become subject to a liquidation or insolvency event (as such terms are defined in our Amended and Restated Credit Agreement dated April 30, 2004) or in the event of a change of control (as such term is defined in the Amended Certificate of Designations), all payments and other distributions to holders of the Preferred Stock will be subordinate to the repayment in full of our Credit Facilities. This provision does not prohibit any accrual or increase in the dividend rate or in the liquidation preference of the Preferred Stock as provided for in the Amended Certificate of Designations, or the distribution of additional shares or other equity securities to the holders of Preferred Stock, so long as such additional shares or other equity securities are subject to at least equivalent subordination provisions. In addition, the Amended Certificate of Designations prohibits us from making any payment or distribution to the holders of the Preferred Stock in the event of a sale of our assets, or the exercise by the holders of Preferred Stock of their right to require payment of the liquidation amount of their shares as a result of the failure to consummate a sale of our assets as described in the preceding paragraph, unless such payment or distribution is expressly permitted pursuant to the terms of the agreement then governing our Credit Facilities.

Migration Transaction

     As part of our business strategy to expand into the United States, we entered into a migration transaction that became effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, Inc., a Delaware company, became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Capital. After the migration transaction, Capital, now Waste Services (CA), became our subsidiary.

     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (1) the exchange of 87,657,035 common shares of Capital for 87,657,035 shares our of common stock and (2) the conversion of the remaining 9,229,676 common shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

     The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares (1) will receive the same dividends as holders of shares of our common stock; and (2) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, which will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are included as additional paid in capital.

     Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Holdings will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of our common stock.

Surety Bonds, Letters of Credit and Insurance

     Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2005 and December 31, 2004, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $73.7 million and $67.7 million respectively to collateralize our obligations. The majority of these obligations are renewed on an annual basis.

     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As a result of favorable developments in our 2004 insurance programs, we reversed approximately $0.3 million of reserves to cost of operations for the three months ended March 31, 2005. As of March 31, 2005 we have posted a letter of credit with our U.S. insurer of approximately $8.4 million to cover the liability for losses within the deductible limit.

Cash Flows

     The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2005 and 2004.

Cash Flows from Operating Activities

     Cash provided (used) by operating activities was $4.3 million and $(0.2) million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our U.S. acquisitions as well as improvements in working capital.

Cash Flows used in Investing Activities

     Cash used in investing activities was $7.4 million and $40.5 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash used in investing activities is primarily due to the various business acquisitions we completed during the first quarter of 2004 coupled with lower capital expenditures as compared to the same period in the prior year. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities subject to the limitations on our investing activities set out in the Credit Facilities Agreement and the issuance of additional debt and/or equity securities. We expect our capital expenditures to range from $37.0 to $38.0 million for all of 2005. Cash used in deposits for business acquisitions primarily relates to ongoing negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection business and disposal business assets owned by Mr. Rémillard in Quebec. In connection with these negotiations, we have reimbursed Mr Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired and with ongoing efforts to expand the capacity of a solid waste landfill.

Cash Flows from Financing Activities

     Cash provided by financing activities was $6.7 million and $25.6 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash flows from financing activities is due to lower overall borrowings on our revolving credit facilities offset by the proceeds from the sale of our common stock and common stock purchase warrants. In addition, in the first quarter of 2004, we received $14.4 million from the release of restricted cash for the acquisition of certain Allied assets and the release of collateral for letters of credit.

Off-Balance Sheet Financing

     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environnement Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreement are further described in our annual financial statements for the year ended December 31, 2004, as filed on Form 10-K.

Landfill Sites

     The following table summarizes the changes in our operating landfill capacity for the three months ended March 31, 2005 (in thousands of cubic yards):

	Balance,	Changes in		Balance,
	Beginning	Engineering	Airspace	End
	of Period	Estimates	Consumed	of Period
United States
Permitted capacity	268,883	(414)	(330)	268,139
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	287,183	(414)	(330)	286,439

Number of sites	4			4

Canada
Permitted capacity	11,642	1,115	(198)	12,559
Probable expansion capacity	—	—	—	—

Total available airspace	11,642	1,115	(198)	12,559

Number of sites	3			3

Total
Permitted capacity	280,525	701	(528)	280,698
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	298,825	701	(528)	298,998

Number of sites	7			7

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

     Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	significant restrictive covenants in our various credit facilities;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements;

•	costs and risks associated with litigation;

•	changes in general business and economic conditions, changes in exchange rates and in the financial markets;

•	changes in accounting standards or pronouncements; and

•	construction, equipment delivery or permitting delays for our transfer stations or landfills.

     Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2004, included under Item 1. of the annual report, “Business — Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2005 and 2004, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.1 million.

     As of March 31, 2005, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.1 million for the three months ended March 31, 2005.

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

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 9, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     We have amended our Code of Business Conduct and Ethics which applies to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Corporate Controller. These amendments are not substantive. A copy of the Code of Business Conduct and Ethics may be accessed on our website http://wasteservicesinc.com.

Item 6. Exhibits

Exhibit 14.1 — Code of Business Conduct and Ethics

Exhibit 31.1 — Section 302 Certification of David Sutherland — Yoest, Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Ronald L. Rubin, Chief Financial Officer

Exhibit 32.1 — Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Waste Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005

By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, Chief Executive Officer, and Director

By:	/s/ RONALD L. RUBIN
Ronald L. Rubin
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 14.1	—	Code of Business Conduct and Ethics

Exhibit 31.1	—	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	—	Section 302 Certification of Ronald L. Rubin, Chief Financial Officer

Exhibit 32.1	—	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer