Form 10-Q
period 2005-06-30
WASTE SERVICES, INC.
filed 2005-08-02
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 29, 2005 was 99,730,201 (assuming exchange of all exchangeable shares not held by Waste Services, Inc.).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,890	$8,507
Accounts receivable (net of allowance for doubtful accounts of $951 and $1,264 as of June 30, 2005 and December 31, 2004, respectively)	46,945	47,856
Prepaid expenses and other current assets	8,752	10,940

Total current assets	60,587	67,303

Property and equipment, net	124,789	130,467
Landfill sites, net	169,734	169,616
Goodwill and other intangible assets, net	331,628	327,756
Other assets	23,269	25,441

Total assets	$710,007	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,744	$25,949
Accrued expenses and other current liabilities	44,400	42,533
Short-term financing and current portion of long-term debt	1,172	1,166

Total current liabilities	69,316	69,648

Long-term debt	275,627	276,214
Accrued closure, post-closure and other obligations	15,815	10,974
Cumulative mandatorily redeemable Preferred Stock (net of discount of $5,543 and $8,426 as of June 30, 2005 and December 31, 2004, respectively)	74,456	64,971

Total liabilities	435,214	421,807

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; 500,000,000 shares authorized; 93,237,607 and 90,358,196 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	933	904
Additional paid-in capital	352,757	345,904
Treasury stock at cost; 500,000 shares as of June 30, 2005 and December 31, 2004	(1,235)	(1,235)
Options, warrants and deferred stock-based compensation	29,809	28,282
Accumulated other comprehensive income	25,522	29,133
Accumulated deficit	(132,993)	(104,212)

Total shareholders’ equity	274,793	298,776

Total liabilities and shareholders’ equity	$710,007	$720,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$95,384	$72,626	$184,369	$122,943

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	69,319	51,444	133,809	85,848
Selling, general and administrative expense	14,679	12,785	30,146	23,111
Depreciation, depletion and amortization	10,599	7,809	20,148	13,281
Foreign exchange gain and other	1	(283)	(237)	(373)

Income from operations	786	871	503	1,076
Interest expense	7,173	12,266	13,998	18,582
Changes in fair value of warrants	—	421	—	421
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,114	4,290	9,956	8,309

Loss before income taxes	(11,501)	(16,106)	(23,451)	(26,236)
Income tax provision	3,013	2,509	5,330	3,338

Loss before cumulative effect of change in accounting principle	(14,514)	(18,615)	(28,781)	(29,574)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 for the six months ended June 30, 2004	—	—	—	225

Net loss	$(14,514)	$(18,615)	$(28,781)	$(29,349)

Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.21)	$(0.29)	$(0.37)
Cumulative effect of change in accounting principle	—	—	—	—

Loss per share — basic and diluted	$(0.15)	$(0.21)	$(0.29)	$(0.37)

Weighted average common shares outstanding — basic and diluted	99,072	88,855	97,801	79,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(In thousands)

						Accumulated
					Options, Warrants	Other
				Treasury	and Deferred	Comprehensive		Total
	Common Stock		Additional	Stock	Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	at Cost	Compensation	(Loss)	Deficit	Equity
Balance, December 31, 2004	90,358	$904	$345,904	$(1,235)	$28,282	$29,133	$(104,212)	$298,776

Common shares and warrants issued	2,641	26	6,111	—	630	—	—	6,767
Exercise of options and warrants	161	2	769	—	(250)	—	—	521
Deferred stock-based compensation	—	—	—	—	1,147	—	—	1,147
Conversion of exchangeable shares	78	1	(1)	—	—	—	—	—
Other paid-in capital	—	—	(26)	—	—	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	(3,611)	—	(3,611)
Net loss	—	—	—	—	—	—	(28,781)	(28,781)

Balance, June 30, 2005	93,238	$933	$352,757	$(1,235)	$29,809	$25,522	$(132,993)	$274,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(28,781)	$(29,349)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	20,148	13,281
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	9,956	8,309
Amortization of debt issue costs	705	9,616
Deferred income tax provision	5,063	3,338
Non-cash stock-based compensation (benefit)	1,147	(1,034)
Other non-cash items	427	63
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	475	(2,594)
Prepaid expenses and other current assets	1,746	(2,243)
Accounts payable	(2,232)	5,901
Accrued expenses and other current liabilities	1,438	2,793

	10,092	8,081

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(775)	(161,439)
Capital expenditures	(19,562)	(22,606)
Proceeds from asset sales and business divestitures	636	9,983
Deposits for business acquisitions and other	(691)	(542)

	(20,392)	(174,604)

Cash flows from financing activities:
Proceeds from issuance of debt	—	266,000
Principal repayments of debt and capital lease obligations	(830)	(181,639)
Sale of common shares and warrants	7,125	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	—	22,617
Proceeds from the exercise of options and warrants	521	1,041
Fees paid for financing transactions	—	(12,999)

	6,816	148,620

Effect of exchange rate changes on cash and cash equivalents	(133)	(204)

Decrease in cash and cash equivalents	(3,617)	(18,107)
Cash and cash equivalents, beginning of period	8,507	21,062

Cash and cash equivalents, end of period	$4,890	$2,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of Business and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Waste Services, Inc. (“Waste Services”), successor to Capital Environmental Resource Inc. now known as Waste Services (CA) Inc. (“Capital”, “Waste Services (CA)” or the “Canadian operations”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction, which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, is the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became Waste Services’ subsidiary. Effective with the completion of the migration transaction on July 31, 2004, the historical equity balances of Capital were reclassified into the equity of Waste Services.

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

     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period including the effect of currently outstanding exchangeable shares of Waste Services (CA) (not held by Waste Services) that are the functional and economic equivalent of our outstanding common shares. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Due to the net losses for the three and six months ended June 30, 2005 and 2004, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Dilutive securities not included in the diluted loss per share calculation are as follows (unaudited) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options to purchase common shares	82	999	49	1,378
Warrants to purchase common shares	2,608	5,285	2,144	6,064

Dilutive securities	2,690	6,284	2,193	7,442

     For purposes of computing net income (loss) per common share — basic and diluted, for the three and six months ended June 30, 2005, the weighted average number of shares of common stock outstanding includes the effect of 6,501,594 and 6,524,662, respectively, exchangeable shares of Waste Services (CA) as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed.

2. New Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Shares-Based Payment, (“SFAS No. 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.

     The original effective date of SFAS No. 123(R) was the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X in order to delay the effective date of SFAS No. 123(R). The amendment requires that public entities apply the provisions of SFAS No. 123(R) beginning with the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result of the amendment, SFAS No. 123(R) will be effective for us at the beginning of the first quarter of 2006. The statement allows companies to adopt its provisions using either of the following transition alternatives:

(i) The prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

(ii) The retrospective method, which results in applying the prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a matter consistent with the pro forma disclosure requirements of SFAS No. 123.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     We have not yet determined either the method of adoption or the impact that the new standard is expected to have on our financial statements.

3. Property and Equipment

     Property and equipment consist of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Land and buildings	$21,093	$18,872
Vehicles	95,532	101,215
Containers, compactors and landfill and recycling equipment	65,803	61,550
Furniture, fixtures, other office equipment and leasehold improvements	9,755	8,562

Total property and equipment	192,183	190,199
Less: Accumulated depreciation	(67,394)	(59,732)

Property and equipment, net	$124,789	$130,467

4. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

     Landfill sites consist of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Landfill sites	$193,975	$188,616
Accumulated depletion	(24,241)	(19,000)

Landfill sites, net	$169,734	$169,616

     The changes in landfill sites for the six months ended June 30, 2005 and 2004 are as follows (unaudited):

	2005	2004
Balance, beginning of period	$169,616	$117,541
Acquisitions	—	41,982
Additional landfill site costs	5,081	7,938
Additional asset retirement obligations	731	312
Depletion	(5,513)	(2,774)
Divestitures	—	(154)
Capitalized interest	—	178
Purchase price allocation adjustments for prior acquisitions and other	99	5,905
Effect of foreign exchange rate fluctuations	(280)	(389)
Change in accounting principle	—	(2,474)

Balance, end of period	$169,734	$168,065

Accrued Closure, Post-Closure and Other Obligations

     Accrued closure, post-closure and other obligations consist of the following:

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Accrued closure and post-closure obligations	$7,394	$6,390
Deferred income tax liability	7,978	3,984
Other obligations	443	600

	$15,815	$10,974

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations for the six months ended June 30, 2005 and 2004 are as follows (unaudited):

	2005	2004
Balance, beginning of period	$6,390	$7,737
Acquisitions	—	52
Accretion	358	224
Additional asset retirement obligations	731	312
Divestitures	—	(146)
Purchase price allocation adjustments for prior acquisitions	—	(92)
Effect of foreign exchange rate fluctuations	(85)	(94)
Change in accounting principle	—	(2,831)

Balance, end of period	$7,394	$5,162

5. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$35,282	$50,495
Non-competition agreements and other	3,225	4,126

	38,507	54,621
Less: Accumulated amortization:
Customer relationships and contracts	(9,069)	(5,913)
Non-competition agreements and other	(1,777)	(1,782)

Other intangible assets subject to amortization, net	27,661	46,926
Goodwill	303,967	280,830

Goodwill and other intangible assets, net	$331,628	$327,756

     The changes in goodwill for the six months ended June 30, 2005 and 2004 are as follows (unaudited):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005			2004
	U.S.	Canada	Total	Total
Balance, beginning of period	$195,575	$85,255	$280,830	$144,544
Acquisitions	9	—	9	142,671
Divestitures	—	—	—	(8,645)
Effect of foreign exchange rate fluctuations	—	(1,620)	(1,620)	(2,207)
Purchase price allocation adjustments for prior acquisitions	24,748	—	24,748	(6,108)

Balance, end of period	$220,332	$83,635	$303,967	$270,255

     During the first half of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling.

6. Other Assets

     Other assets consist of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $3,494 as of June 30, 2005 and $2,271 as of December 31, 2004	$9,757	$10,833
Acquisition deposits and deferred acquisition costs	12,870	12,576
Deferred income taxes	—	1,202
Other assets	642	830

	$23,269	$25,441

7. Debt

     Debt consists of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
Senior Secured Credit Facilities:
Revolving credit facility due March 2009, floating interest rate at 7.78% as of June 30, 2005 and 6.71% as of December 31, 2004	$15,000	$15,000
Term loan facility due March 2011, floating interest rate at 7.68% as of June 30, 2005 and 6.78% as of December 31, 2004	98,750	99,250
Senior Subordinated Notes due 2014, fixed interest rate at 9.5% as of June 30, 2005 and December 31, 2004	160,000	160,000
Other subordinated promissory notes payable due 2017, interest at 6.67%	3,049	3,130

	276,799	277,380
Less: Current portion	(1,172)	(1,166)

Long-term portion	$275,627	$276,214

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facilities

     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The term loan requires quarterly installments of $0.25 million due each March 31, June 30, September 30, and December 31 through March 31, 2010 and quarterly installments of $23.5 million due thereafter through to March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian restricted subsidiaries guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries are pledged to secure obligations under the Credit Facilities.

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

     On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million, up to $12.5 million of which is available to our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.5 million to our lenders. As of June 30, 2005, $15.1 million of capacity remained under the facility. Currently, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

     The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005, we issued 2,640,845 shares of common stock and 264,085 warrants to Mr. Michael G. DeGroote for net proceeds of approximately $6.8 million. The warrants to purchase 264,085 shares of common stock are at an exercise price of $2.84 per share and are exercisable until March 28, 2010.

Senior Subordinated Notes

     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi annually on October 15 and April 15. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining rateably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness of our Credit Facilities.

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

     We also entered into a Registration Rights Agreement with the initial purchaser of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will offer to exchange the Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. As we have yet to comply with (i), (ii) and (iii) above, we were required to pay liquidated damages, in cash, in the amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Subordinated Notes, for each week that the default continued for the first 90-days following default (approximately $8,000 per week). The amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes. Currently, our interest penalty approximates $32,000 per week until August 24, 2005, when it will increase to $40,000 per week.

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

     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $80.0 million as of June 30, 2005.

     As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Subordinated Notes are fully repaid or otherwise satisfied; or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of the Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale date has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.

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

     In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business. We are currently involved in pending litigation with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.), which is more fully described in our annual report for the year ended December 31, 2004 as filed on Form 10-K. There have been no material developments in these claims in the first half of 2005.

     Our President and Chief Operating Officer, Charles A. Wilcox, is a defendant in a breach of contract suit filed by Waste Management, Inc. which is more fully described in our annual report for the year ended December 31, 2004 as filed on Form 10-K. Mr. Wilcox is subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management. In April 2005, Waste Management filed an amended petition and application for injunction naming us as a defendant to the suit, claiming, among other things, tortious interference with contractual relations and seeking compensatory damages from us. We intend to vigorously defend this claim both with respect to liability and damages.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages, or in excess of $75.0 million.

     No provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Surety Bonds, Letters of Credit and Insurance

     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2005 and December 31, 2004, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $73.0 million and $67.7 million, respectively, to collateralize our obligations.

     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2005 and included in the $73.0 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $8.4 million to secure the liability for losses within the deductible limit.

Other Contractual Arrangements

     During December 2003, we issued 600,000 Common Shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.

10. Authorized Capital Stock and Migration Transaction

Total Shares

     We are authorized to issue a total of 505,000,000 shares of capital stock consisting of:

•	500,000,000 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.

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

     The migration transaction occurred by way of a plan of arrangement under Section 182 of the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Capital for 87,657,035 shares of common stock of Waste Services and (ii) the conversion of the remaining 9,229,676 common shares of Capital held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

     The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares: (i) will receive the same dividends as holders of shares of common stock; and (ii) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, which will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are included as additional paid-in capital.

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

11. Employee and Director Stock Option Plans and Option Grants

     We account for our stock-based plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS No. 123, is illustrated in the following table (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(14,514)	$(18,615)	$(28,781)	$(29,349)
Stock-based employee compensation expense pursuant to SFAS No. 123	(2,399)	(2,419)	(4,763)	(4,708)

Pro forma net loss	$(16,913)	$(21,034)	$(33,544)	$(34,057)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.21)	$(0.29)	$(0.37)

Pro forma	$(0.17)	$(0.24)	$(0.34)	$(0.43)

     The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Annual dividend yield	—	—	—	—
Weighted-average expected life (years)	2.8 years	3.0 years	2.8 years	3.0 years
Risk-free interest rate	2.57% to 4.62%	2.57% to 4.62%	2.57% to 4.62%	2.57% to 4.62%
Volatility	74%	53%	74%	53%

     Our 1997 and 1999 Stock Option Plans are described in our consolidated financial statements for the year ended December 31, 2004 filed on Form 10-K. Our options are denominated in U.S. and Canadian dollars. During the six months ended June 30, 2005, 815,000 options to purchase shares of our common stock were granted at exercise prices equal to the quoted market price on the date of grant. As of June 30, 2005, the weighted average exercise price for options outstanding was $4.52 and C$6.41 for U.S. and Canadian dollar denominated options, respectively. During the six months ended June 30, 2005, 15,000 options were exercised and 112,194 options expired or were forfeited. As of June 30, 2005, the aggregate number of options outstanding entitled holders to purchase 13,333,770 shares of common stock at prices ranging from $2.70 to $6.25 and C$4.05 to C$18.05 for U.S. and Canadian dollar denominated options, respectively.

12. Comprehensive Loss

     Comprehensive loss includes the effects of foreign currency translation. Comprehensive loss for the three and six months ended June 30, 2005 and 2004 are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(14,514)	$(18,615)	$(28,781)	$(29,349)
Foreign currency translation adjustment	(2,385)	(3,249)	(3,611)	(5,415)

Comprehensive loss	$(16,899)	$(21,864)	$(32,392)	$(34,764)

13. Segment Information

     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida (North, Central and Gulf), Texas and Arizona. We believe our domestic U.S. and our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS No. 131 for the following reasons: (i) the nature of the service, waste collection and disposal is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (iv) the regulatory environment is consistent within Canada and the U.S., respectively. For further information regarding our segments see Note 14.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Condensed Consolidating Financial Statements

     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Our Canadian operations are not guarantors under the Senior Subordinated Notes. Prior to the migration, Waste Services (CA), currently a non-guarantor, was our parent (see Note 10). Presented below are our Condensed Consolidating Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 and the related Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2005 and 2004 and the Unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2005 and 2004 of our guarantor subsidiaries, our U.S. operating and reporting segment, (“Guarantors”) and the subsidiaries which are not guarantors, our Canadian operating and reporting segment, (“Non-guarantors”):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,182	$2,708	$—	$4,890
Accounts receivable, net	23,099	23,846	—	46,945
Prepaid expenses and other current assets	4,884	3,868	—	8,752

Total current assets	30,165	30,422	—	60,587

Property and equipment, net	59,669	65,120	—	124,789
Landfill sites, net	158,007	11,727	—	169,734
Goodwill and other intangible assets, net	246,465	85,163	—	331,628
Other assets	10,647	12,622	—	23,269
Investment in subsidiary	191,096	—	(191,096)	—
Due from affiliate	—	15,333	(15,333)	—

Total assets	$696,049	$220,387	$(206,429)	$710,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,334	$11,410	$—	$23,744
Accrued expenses and other current liabilities	33,285	11,115	—	44,400
Short-term financing and current portion of long-term debt	1,172	—	—	1,172

Total current liabilities	46,791	22,525	—	69,316

Long-term debt	275,627	—	—	275,627
Accrued closure, post-closure and other obligations	9,049	6,766	—	15,815
Due to affiliate	15,333	—	(15,333)	—
Cumulative mandatorily redeemable Preferred Stock, net	74,456	—	—	74,456

Total liabilities	421,256	29,291	(15,333)	435,214

Common stock	933	—	—	933
Other equity	273,860	191,096	(191,096)	273,860

Total shareholders’ equity	274,793	191,096	(191,096)	274,793

Total liabilities and shareholders’ equity	$696,049	$220,387	$(206,429)	$710,007

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,223	$2,284	$—	$8,507
Accounts receivable, net	24,509	23,347	—	47,856
Prepaid expenses and other current assets	6,440	4,500	—	10,940

Total current assets	37,172	30,131	—	67,303

Property and equipment, net	64,805	65,662	—	130,467
Landfill sites, net	155,710	13,906	—	169,616
Goodwill and other intangible assets, net	240,578	87,178	—	327,756
Other assets	12,105	13,336	—	25,441
Investment in subsidiary	192,115	—	(192,115)	—
Due from affiliate	—	8,869	(8,869)	—

Total assets	$702,485	$219,082	$(200,984)	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,757	$10,192	$—	$25,949
Accrued expenses and other current liabilities	31,104	11,429	—	42,533
Short-term financing and current portion of long-term debt	1,166	—	—	1,166

Total current liabilities	48,027	21,621	—	69,648

Long-term debt	276,214	—	—	276,214
Accrued closure, post-closure and other obligations	5,628	5,346	—	10,974
Due to affiliate	8,869	—	(8,869)	—
Cumulative mandatorily redeemable Preferred Stock, net	64,971	—	—	64,971

Total liabilities	403,709	26,967	(8,869)	421,807

Common stock	904	—	—	904
Other equity	297,872	192,115	(192,115)	297,872

Total shareholders’ equity	298,776	192,115	(192,115)	298,776

Total liabilities and shareholders’ equity	$702,485	$219,082	$(200,984)	$720,583

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$54,250	$41,134	$—	$95,384

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	41,834	27,485	—	69,319
Selling, general and administrative expense	8,924	5,755	—	14,679
Depreciation, depletion and amortization	5,791	4,808	—	10,599
Foreign exchange gain and other	29	(28)	—	1

Income (loss) from operations	(2,328)	3,114	—	786
Equity earning investees	(1,417)	—	1,417	—
Interest expense (income)	7,126	47	—	7,173
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,114	—	—	5,114

Income (loss) before income taxes	(13,151)	3,067	(1,417)	(11,501)
Income tax provision	1,363	1,650	—	3,013

Net income (loss)	$(14,514)	$1,417	$(1,417)	$(14,514)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
		(Unaudited)
Revenue	$38,231	$34,395	$—	$72,626

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	28,234	23,210	—	51,444
Selling, general and administrative expense	7,269	5,516	—	12,785
Depreciation, depletion and amortization	4,133	3,676	—	7,809
Foreign exchange gain and other	—	(283)	—	(283)

Income (loss) from operations	(1,405)	2,276	—	871
Equity loss investees	—	21,020	(21,020)	—
Interest expense (income)	14,402	(2,136)	—	12,266
Changes in fair value of warrants	—	421	—	421
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,290	—	—	4,290

Loss before income taxes	(20,097)	(17,029)	21,020	(16,106)
Income tax provision	923	1,586	—	2,509

Net loss	$(21,020)	$(18,615)	$21,020	$(18,615)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$107,091	$77,278	$—	$184,369

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	81,401	52,408	—	133,809
Selling, general and administrative expense	18,489	11,657	—	30,146
Depreciation, depletion and amortization	11,201	8,947	—	20,148
Foreign exchange gain and other	(53)	(184)	—	(237)

Income (loss) from operations	(3,947)	4,450	—	503
Equity earning investees	(1,692)	—	1,692	—
Interest expense (income)	13,844	154	—	13,998
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	9,956	—	—	9,956

Income (loss) before income taxes	(26,055)	4,296	(1,692)	(23,451)
Income tax provision	2,726	2,604	—	5,330

Net income (loss)	$(28,781)	$1,692	$(1,692)	$(28,781)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$58,231	$64,712	$—	$122,943

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	41,738	44,110	—	85,848
Selling, general and administrative expense	12,666	10,445	—	23,111
Depreciation, depletion and amortization	6,159	7,122	—	13,281
Foreign exchange gain and other	—	(373)	—	(373)

Income (loss) from operations	(2,332)	3,408	—	1,076
Equity loss investees	—	33,391	(33,391)	—
Interest expense (income)	21,174	(2,592)	—	18,582
Changes in fair value of warrants	—	421	—	421
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	8,309	—	—	8,309

Loss before income taxes	(31,815)	(27,812)	33,391	(26,236)
Income tax provision	1,576	1,762	—	3,338

Loss before cumulative effect of change in accounting principle	(33,391)	(29,574)	33,391	(29,574)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132	—	225	—	225

Net loss	$(33,391)	$(29,349)	$33,391	$(29,349)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six months ended June 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Cash flows from operating activities:	$(5,002)	$15,094	$—	$10,092

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(775)	—	—	(775)
Capital expenditures	(12,381)	(7,181)	—	(19,562)
Proceeds from business divestitures	314	322	—	636
Deposits for business acquisitions and other	23	(714)	—	(691)
Intercompany	—	(6,715)	6,715	—

	(12,819)	(14,288)	6,715	(20,392)

Cash flows from financing activities:
Principal repayments of debt	(581)	(249)	—	(830)
Sale of common shares and warrants	7,125	—	—	7,125
Proceeds from the exercise of options and warrants	521	—	—	521
Intercompany	6,715	—	(6,715)	—

	13,780	(249)	(6,715)	6,816

Effect of exchange rate changes on cash and cash equivalents	—	(133)	—	(133)

Increase (decrease) in cash and cash equivalents	(4,041)	424	—	(3,617)
Cash and cash equivalents, beginning of period	6,223	2,284	—	8,507

Cash and cash equivalents, end of period	$2,182	$2,708	$—	$4,890

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six month ended June 30, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Cash flows from operating activities:	$(5,994)	$14,075	$—	$8,081

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(160,315)	(1,124)	—	(161,439)
Capital expenditures	(13,640)	(8,966)	—	(22,606)
Proceeds from business divestitures	9,983	—	—	9,983
Deposits for business acquisitions and other	1,433	(1,975)	—	(542)
Intercompany	—	(70,823)	70,823	—

	(162,539)	(82,888)	70,823	(174,604)

Cash flows from financing activities:
Proceeds from issuance of debt	266,000	—	—	266,000
Principal repayments of debt	(180,953)	(686)	—	(181,639)
Sale of common shares and warrants	—	53,600	—	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	14,433	8,184	—	22,617
Proceeds from the exercise of options and warrants	—	1,041	—	1,041
Fees paid for financing transactions	(10,076)	(2,923)	—	(12,999)
Intercompany	70,823	—	(70,823)	—

	160,227	59,216	(70,823)	148,620

Effect of exchange rate changes on cash and cash equivalents	—	(204)	—	(204)

Decrease in cash and cash equivalents	(8,306)	(9,801)	—	(18,107)
Cash and cash equivalents, beginning of period	8,843	12,219	—	21,062

Cash and cash equivalents, end of period	$537	$2,418	$—	$2,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Disclosure Regarding Forward-Looking Statements” as well as our other filings made with the Securities and Exchange Commission.

Overview

     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. In 2003, we initiated a disposal-based growth strategy to enter the United States solid waste market and establish leading, vertically integrated market positions. Under this strategy, we enter geographic markets with attractive growth or competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. As part of our business strategy to expand into the United States, we entered into a migration transaction which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company and former subsidiary of Capital Environmental Resource Inc. (now Waste Services (CA) Inc.) became the ultimate parent company of our corporate group.

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

Expense Structure

     Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle and workers compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of our waste volume. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill or transfer station operator. We believe internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. Historically our internalization has been relatively low, but as a result of our new landfills in Florida and Arizona, we expect our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of our collection volumes to these landfill sites.

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

     Depreciation, depletion and amortization expense includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including capping, closure and post-closure obligations using the units-of-consumption method, and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete, which are amortized over the expected life of the benefit to be received by such intangibles.

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

Factors that Might Affect Future Results

     In 2004, we commenced operations at three large municipal solid waste landfill sites in the United States that we believe will materially affect our revenue, profitability and cash flow going forward.

     The following summarizes our operations at these three landfills:

•	JED Landfill — a municipal solid waste landfill with 23.7 million cubic yards of initial permitted capacity, which opened for operation in the first quarter of 2004. The landfill, which is located approximately 20 miles south of metropolitan Orlando, is well positioned to serve the Orlando metropolitan area and the surrounding counties and will allow us to internalize waste from our central Florida operations with the recent opening of transfer stations located in Sanford and Taft, Florida. In May 2005, we began delivering

Class 1 municipal sold waste to the Taft transfer station and recycling facility, located south of Orlando. This facility is owned and operated by a third party with whom we have entered into a 10-year disposal agreement, and the facility has a permit allowing it to accept an average of 1,000 tons of Class I and Class III solid waste combined per day. Actual operating rates may vary depending upon business conditions. In June 2005, we began delivering Class I and Class III municipal solid waste to the Sanford transfer station and recycling facility, also known as the Ice House facility. This facility is fully permitted to accept an average of 4,000 cubic yards per day of Class I and III municipal solid waste. Ownership of the Sanford facility will be transferred to us in the third quarter pursuant to the terms of our settlement agreement with the former owners of Florida Recycling.

•	Cactus Regional Landfill — a municipal solid waste landfill with 224.0 million cubic yards of initial permitted capacity with expected utilization of 196.0 million cubic yards, located in Pinal County, Arizona. The landfill is located between Phoenix and Tucson, Arizona and is well-positioned to serve both markets. The facility opened for operation in the third quarter of 2004. Also in the second and third quarters of 2004, we began operations at our two newly constructed transfer stations in the Phoenix market area.

•	Fort Bend Regional Landfill — a municipal and industrial solid waste landfill with 47.6 million cubic yards of initial permitted capacity, located in Fort Bend County, Texas. The landfill is located approximately 15 miles southwest of metropolitan Houston and is well-positioned to serve the Houston metropolitan area, including Fort Bend County. The facility opened for operation in the third quarter of 2004. We have constructed a transfer station in Houston, which is permitted to accept up to 850 tons per day of municipal solid waste and began operations in January 2005.

•	We expect to continue to make strategic acquisitions which we intend to finance through cash on hand, our Senior Secured Credit Facilities subject to the limitations on our investing activities set out in the Credit Facilities Agreement, as amended and/or the issuance of other debt and equity financings. We expect that we will continue to rationalize certain aspects of our operations in markets where we are not internalized through either divestiture or asset swap transactions in order to enhance density and/or internalization opportunities in existing markets where we are vertically integrated.

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

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

     Our consolidated results of operations for the three and six months ended June 30, 2005 and 2004 by geographic segment are as follows (in thousands):

	Three Months Ended June 30,
	2005
	U.S.		Canada		Total
Revenue	$54,250	100.0%	$41,134	100.0%	$95,384	100.0%
Operating expenses:
Cost of operations	41,834	77.1	27,485	66.8	69,319	72.7
Selling, general and administrative expense	8,924	16.4	5,114	12.4	14,038	14.7
Stock-based compensation expense	—	—	641	1.6	641	0.7
Depreciation, depletion and amortization	5,791	10.7	4,808	11.7	10,599	11.1
Foreign exchange loss and other	29	0.1	(28)	-0.1	1	—

Income (loss) from operations	$(2,328)	-4.3%	$3,114	7.6%	$786	0.8%

			Three Months Ended June 30,
	2004
	U.S.		Canada		Total
Revenue	$38,231	100.0%	$34,395	100.0%	$72,626	100.0%
Operating expenses:
Cost of operations	28,234	73.9	23,210	67.5	51,444	70.8
Selling, general and administrative expense	7,243	18.9	5,185	15.1	12,428	17.1
Stock-based compensation expense	26	0.1	331	0.9	357	0.5
Depreciation, depletion and amortization	4,133	10.8	3,676	10.7	7,809	10.8
Foreign exchange loss and other	—	—	(283)	-0.8	(283)	-0.4

Income (loss) from operations	$(1,405)	-3.7%	$2,276	6.6%	$871	1.2%

			Six Months Ended June 30,
	2005
	U.S.		Canada		Total
Revenue	$107,091	100.0%	$77,278	100.0%	$184,369	100.0%
Operating expenses:
Cost of operations	81,401	76.0	52,408	67.8	133,809	72.6
Selling, general and administrative expense	18,489	17.3	10,510	13.6	28,999	15.7
Stock-based compensation expense	—	—	1,147	1.5	1,147	0.6
Depreciation, depletion and amortization	11,201	10.5	8,947	11.6	20,148	10.9
Foreign exchange loss and other	(53)	-0.1	(184)	-0.3	(237)	-0.1

Income (loss) from operations	$(3,947)	-3.7%	$4,450	5.8%	$503	0.3%

	Six Months Ended June 30,
	2004
	U.S.		Canada		Total
Revenue	$58,231	100.0%	$64,712	100.0%	$122,943	100.0%
Operating expenses:
Cost of operations	41,738	71.7	44,110	68.2	85,848	69.8
Selling, general and administrative expense	12,640	21.7	11,505	17.8	24,145	19.6
Stock-based compensation expense (benefit)	26	—	(1,060)	-1.7	(1,034)	-0.8
Depreciation, depletion and amortization	6,159	10.6	7,122	11.0	13,281	10.8
Foreign exchange loss and other	—	0.0	(373)	-0.6	(373)	-0.3

Income (loss) from operations	$(2,332)	-4.0%	$3,408	5.3%	$1,076	0.9%

Revenue

     A summary of our revenue is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Collection	$79,796	76.9%	$60,688	78.7%	$155,136	77.9%	$101,079	77.4%
Landfill disposal	10,407	10.0	5,290	6.9	18,130	9.1	9,436	7.2
Transfer stations	9,718	9.4	6,266	8.1	18,446	9.3	11,175	8.5
Material recovery facilities	2,835	2.7	2,510	3.3	5,637	2.8	4,813	3.7
Other specialized services	977	1.0	2,314	3.0	1,821	0.9	4,241	3.2

	103,733	100.0%	77,068	100.0%	199,170	100.0%	130,744	100.0%

Intercompany elimination	(8,349)		(4,442)		(14,801)		(7,801)

	$95,384		$72,626		$184,369		$122,943

     Revenue was $95.4 million and $72.6 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $22.8 million or 31.3%. The increase in revenue for the three months ended June 30, 2005 for our U.S. operations of $16.0 million or 41.9% was driven by acquisitions of $8.8 million, increased volume at our landfill sites of $2.0 million, internal growth of $2.4 million, pricing increases of $2.1 million, of which $0.6 million related to fuel surcharges, and other increases of $0.7 million. The increase in revenue for our Canadian operations of $6.7 million or 19.6% was due to increased volume at our landfill sites, primarily due to special waste projects, of $1.5 million, internal growth of $0.2 million, pricing increases of $1.8 million, of which $0.9 million related to fuel surcharges, other decreases of $(0.2) million and the favorable effects of foreign exchange movements of $3.4 million.

     Revenue was $184.4 million and $122.9 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $61.5 million or 50.0%. The increase in revenue for the six months ended June 30, 2005 for our U.S. operations of $48.9 million or 83.9% was driven by acquisitions of $34.3 million, increased volume at our landfill sites of $3.7 million, internal growth of $4.9 million, pricing increases of $4.0 million, of which $1.4 million related to fuel surcharges, and other increases of $2.0 million. The increase in revenue for our Canadian operations of $12.6 million or 19.4% was due to increased volume at our landfill sites, primarily due to special waste projects, of $2.3 million, internal growth of $1.4 million, pricing increases of $3.3 million, of which $1.4 million related to fuel surcharges, other decreases of $(0.3) million and the favorable effects of foreign exchange movements of $5.9 million.

     We expect that we will not renew our lower margin residential contracts, as such our domestic collection revenue may decline in future quarters on a sequential basis.

Cost of Operations

     Cost of operations was $69.3 million and $51.4 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $17.9 million or 34.7%. As a percentage of revenue, cost of operations was 72.7% and 70.8% for the three months ended June 30, 2005 and 2004, respectively.

     The increase in cost of operations for our U.S. operations of $13.6 million or 48.2% was primarily driven by a full period of cost related to acquisitions made during the second quarter of 2004, the opening of our domestic transfer stations and landfill operations, as well as increased fuel costs. As a percentage of revenue, cost of operations in our domestic operations was 77.1% and 73.9% for the three months ended June 30, 2005 and 2004, respectively. The decline in our domestic gross margin is primarily due to the acquisition of lower margin collection operations. Our lower margins in the United States, as compared to Canada, are primarily driven by a higher mix of lower margin collection revenue in the United States. We expect that our domestic operating margins will improve as we increase internal and external volumes at our new landfill and transfer station sites and implement operational improvements.

     The increase in cost of operations for our Canadian operations of $4.3 million or 18.4% was due to increased fuel costs of $0.6 million or 2.4%, increased labor costs of $0.5 million or 2.1%, increased volumes for disposal and sub-contractor costs of $0.3 million or 1.3%, increased equipment, rent, building and other costs of $0.6 million or 2.7% and the unfavorable effects of foreign exchange movements of $2.3 million or 9.9%. Cost of operations as a percentage of revenue improved to 66.8% from 67.5% for the three months ended June 30, 2005 as compared to the same period in the previous year. The increase in gross margin is due to an increased percentage of higher margin landfill business, primarily due to special waste projects, offset by increased fuel costs.

     Cost of operations was $133.8 million and $85.8 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $48.0 million or 55.9%. As a percentage of revenue, cost of operations was 72.6% and 69.8% for the six months ended June 30, 2005 and 2004, respectively.

     The increase in cost of operations for our U.S. operations of $39.7 million or 95.0% was primarily driven by a full period of cost related to acquisitions made during the second quarter of 2004 coupled with the opening of our domestic transfer stations and landfill operations. As a percentage of revenue, cost of operations in our domestic operations was 76.0% and 71.7% for the six months ended June 30, 2005 and 2004, respectively. The decline in our domestic gross margin is primarily due to the acquisition of lower margin collection operations. Our lower margins in the United States, as compared to Canada, are primarily driven by a higher mix of lower margin collection revenue in the United States.

     The increase in cost of operations for our Canadian operations of $8.3 million or 18.8% was due to increased volumes for disposal and sub-contractor costs of $1.3 million or 2.9%, increased fuel costs of $0.9 million or 2.0%, increased labor costs of $0.7 million or 1.6%, increased equipment, rent, building costs and other operating costs of $1.4 million or 3.1% and the unfavorable effects of foreign exchange movements of $4.0 million or 9.2%. Cost of operations as a percentage of revenue improved to 67.8% from 68.2% for the six months ended June 30, 2005 as compared to the same period in the previous year. The increase in gross margin is due to an increased percentage of higher margin landfill business, offset by increased fuel costs.

Selling, general and administrative expense

     Selling, general and administrative expense, excluding stock-based compensation expense, was $14.0 million and $12.4 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $1.6 million or 13.0%. As a percentage of revenue, selling, general and administrative expense was 14.7% and 17.1% for the three months ended June 30, 2005 and 2004, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions completed during the second quarter of 2004. Due to the failure to meet our internal expectations, we reversed $0.5 million of excess bonus accrual during the second quarter of 2005, $0.2 million of which was accrued in the first quarter of 2005. During the second quarter of 2005, we incurred professional fees related to the re-audit of the Florida Recycling financial statements, litigation with Waste Management and severance payments of approximately $1.3 million. For the remainder of 2005, we expect to incur additional professional fees relative to the Waste Management litigation, which will be expensed as services related to these matters are rendered. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense by $0.4 million. Separately, in June 2005 we announced the closure and relocation of our corporate offices in Arizona to Florida. As such, we expect we will incur certain severance and relocation expenses in the third and fourth quarters of 2005. We expect to continue to review our overhead in order to optimize cost saving opportunities.

     Selling, general and administrative expense, excluding stock-based compensation expense, was $29.0 million and $24.1 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $4.9 million or 20.1%. As a percentage of revenue, selling, general and administrative expense was 15.7% and 19.6% for the six months ended June 30, 2005 and 2004, respectively. The overall increase in selling, general and administrative expense in our U.S. operations is primarily due to acquisitions coupled with increased overhead relative to our domestic expansion and migration to the U.S. Additionally during the first half of 2005, we incurred professional fees related to the re-audit of the Florida Recycling financial statements, litigation with Waste Management and severance payments of approximately $2.1 million. Selling, general and administrative expenses at our Canadian operations declined primarily due to cost saving initiatives coupled with overhead costs being shifted to the domestic corporate office. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense by $0.8 million.

Stock-based compensation expense (benefit)

     Stock-based compensation expense (benefit) relates to warrants issued to an executive officer in 2001 for which variable accounting applies and options or warrants issued to non-employees for services rendered. Stock-based compensation expense (benefit), which is partially based on changes in our stock price, was $0.6 million and $0.4 million for the three months ended June 30, 2005 and 2004, respectively, and was $1.1 million and $(1.0) million for the six months ended June 30, 2005 and 2004, respectively.

Depreciation, depletion and amortization

     Depreciation, depletion and amortization was $10.6 million and $7.8 million for the three months ended June 30, 2005 and 2004, respectively, an increase of $2.8 million or 35.7%. As a percentage of revenue, depreciation, depletion and amortization remained relatively flat at 11.1% and 10.8% for the three months ended June 30, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the three months ended June 30, 2005, as compared to the same period in the prior year, is primarily due to our domestic acquisitions and the opening of our landfill and transfer station sites. Landfill depletion rates ranged from C$2.57 to C$17.80 and C$3.31 to C$15.88 per tonne for our operating Canadian landfills during the three months ended June 30, 2005 and 2004, respectively. Landfill depletion rates ranged from $1.07 to $8.10 and $4.98 to $7.73 per ton for our operating U.S. landfills during the three months ended June 30, 2005 and 2004, respectively.

     Depreciation, depletion and amortization was $20.1 million and $13.3 million for the six months ended June 30, 2005 and 2004, respectively, an increase of $6.8 million or 51.7%. As a percentage of revenue, depreciation, depletion and amortization remained relatively flat at 10.9% and 10.8% for the six months ended June 30, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the six months ended June 30, 2005, as compared to the same period in the prior year, is primarily due to our U.S. acquisitions and the opening of our landfill and transfer station sites. Landfill depletion rates ranged from C$2.57 to C$17.80 and C$3.31 to C$15.88 per tonne for our operating Canadian landfills during the six months ended June 30, 2005 and 2004, respectively. The change in depletion per tonne was primarily due to changes in engineering estimates. Landfill depletion rates ranged from $1.07 to $8.10 and $4.98 to $7.73 per ton for our operating U.S. landfills during the six months ended June 30, 2005 and 2004, respectively. The change in depletion rate per ton was primarily due to the opening of our Arizona and Texas landfills as well as changes in engineering estimates.

Foreign exchange loss (gain) and other

     Foreign exchange (gain) loss and other was nil and $(0.3) million for the three months ended June 30, 2005 and 2004, respectively, and $(0.2) million and $(0.4) million for the six months ended June 30, 2005 and 2004, respectively. The foreign exchange loss and other relates primarily to the re-measuring of U.S. dollar denominated cash balances into Canadian dollars. Other items primarily relate to gains on sales of equipment.

Interest expense

     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Preferred Stock and amortization of issue costs	$5,114	$4,290	$9,956	$8,309
Credit facility and Senior Subordinated Note interest	6,444	4,863	12,517	8,763
Amortization of debt issue costs	360	7,406	705	9,616
Capitalized interest	—	(178)	—	(178)
Other interest expense	369	175	776	381

	$12,287	$16,556	$23,954	$26,891

     Interest expense was $12.3 million and $16.6 million for the three months ended June 30, 2005 and 2004, respectively, a decrease of $4.3 million or 25.8%. Interest expense was $24.0 million and $26.9 million for the six months ended June 30, 2005 and 2004, respectively, a decrease of $2.9 million or 10.9%. The decrease in interest expense is primarily due to the amortization of debt issue costs, which included a $6.5 million charge for the three and six months ended June 30, 2004 as a result of the refinancing that occurred in April 2004. The overall decrease in interest expense is offset by increased interest on our Credit Facilities and senior subordinated notes of $1.6 million and $3.8 million for the three and six months ended June 30, 2005, respectively. The increase in the Preferred Stock dividends is primarily due to compounding and accretion. The weighted average interest rate on secured credit facility borrowings was 7.68% and 6.73% for the three months ended June 30, 2005 and 2004, respectively and 7.44% and 7.80% for the six months ended June 30, 2005 and 2004, respectively. As is discussed further in Liquidity and Capital Resources we have incurred penalties relative to the delay in the registration of our Senior Subordinated Notes, and will continue to incur penalties until such time as the registration statement is declared effective.

Income tax provision

     The provision for income taxes was $3.0 million and $2.5 million for the three months ended June 30, 2005 and 2004, respectively, and $5.3 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively. We recognize a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on our cumulative mandatorily redeemable preferred stock and provisions for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.

Liquidity and Capital Resources

     Our principal capital requirements are to fund capital expenditures, and to fund business debt service and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities, and proceeds from debt and/or equity issuances. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

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

     On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we meet certain target leverage ratios, as defined, availability under the amended facility is reduced to $50.0 million, up to $12.5 million of which is available to our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.5 million to our lenders. As of July 28, 2005, $14.3 million of capacity remained under the facility. Currently, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

     The following table sets forth our financial covenant levels for the current and each of the next four quarters:

Maximum Consolidated
	Maximum Consolidated	Senior	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Secured Leverage Ratio	Interest Coverage Ratio
FQ2 2005	6.50:1.00	2.75:1.00	1.75:1.00
FQ3 2005	5.75:1.00	2.50:1.00	1.75:1.00
FQ4 2005	5.25:1.00	2.50:1.00	2.00:1.00
FQ1 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ2 2006	5.25:1.00	2.25:1.00	2.00:1.00

Senior Subordinated Notes

     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semiannually on October 15 and April 15.

     We also entered into a Registration Rights Agreement with the initial purchaser of the Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we will offer to exchange the Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. As we have yet to comply with (i), (ii) and (iii) above, we were required to pay liquidated damages, in cash, in the amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Subordinated Notes, for each week that the default continued for the first 90-days following default (approximately $8,000 per week). The amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Subordinated Notes outstanding. These liquidated damages are payable at the same time as interest payments due under the Subordinated Notes. Currently, our interest penalty approximates $32,000 per week until August 24, 2005, when it will increase to $40,000 per week.

Equity Placement

     As previously discussed, during the first quarter of 2005, we issued 2,640,845 shares of our common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million. In the second quarter of 2005, a warrant holder exercised 146,250 warrants for proceeds of approximately $0.5 million.

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

     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears, and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $80.0 million as of June 30, 2005.

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

Surety Bonds, Letters of Credit and Insurance

     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2005, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $73.0 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.

     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. In the second quarter of June 2005, we received an insurance premium refund of approximately $0.4 million which served to reduce our cost of operations for the quarter. As of June 30, 2005 and included in the $73.0 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $8.4 million to cover the liability for losses within the deductible limit.

Cash Flows

     The following discussion relates to the major components of the changes in cash flows for the six months ended June 30, 2005 and 2004.

Cash Flows from Operating Activities

     Cash provided by operating activities was $10.1 million and $8.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our operations as well as improvements in working capital.

Cash Flows used in Investing Activities

     Cash used in investing activities was $20.4 million and $174.6 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash used in investing activities is primarily due to the various business acquisitions we completed during the first half of 2004 coupled with lower capital expenditures as compared to the same period in the prior year. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities, subject to the limitations on our investing activities set out in the Credit Facilities Agreement, and the issuance of additional debt and/or equity securities. We expect our capital expenditures to range from $37.0 to $38.0 million for all of 2005. Cash used in deposits for business acquisitions primarily relates to ongoing negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we have reimbursed Mr Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired and with ongoing efforts to expand the capacity of a solid waste landfill.

Cash Flows from Financing Activities

     Cash provided by financing activities was $6.8 million and $148.6 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in cash flows from financing activities is due to our debt offering and private placement financing transaction that were completed during the second quarter of 2004, offset by the proceeds from the sale of our common stock and common stock purchase warrants. In the first half of 2004, we received $22.6 million from the release of restricted cash for the acquisition of certain Allied assets and the release of collateral for letters of credit.

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

Landfill Sites

     The following table summarizes the changes in our operating landfill capacity for the three months ended June 30, 2005 (in thousands of cubic yards):

	Balance,	Changes in		Balance,
	Beginning	Engineering	Airspace	End
	of Period	Estimates	Consumed	of Period
United States
Permitted capacity	268,883	(414)	(771)	267,698
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	287,183	(414)	(771)	285,998

Number of sites	4			4

Canada
Permitted capacity	11,642	1,115	(403)	12,354

Total available airspace	11,642	1,115	(403)	12,354

Number of sites	3			3

Total
Permitted capacity	280,525	701	(1,174)	280,052
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	298,825	701	(1,174)	298,352

Number of sites	7			7

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

New Accounting Pronouncements

     Refer to the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three and six months ended June 30, 2005 and 2004, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.2 million and $0.1 million, respectively.

     As of June 30, 2005, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.2 million for the six months ended June 30, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures/Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

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

     None

Item 6. Exhibits

Exhibit 31.1 — Section 302 Certification of David Sutherland — Yoest, Chief Executive Officer

Exhibit 31.2 — Section 302 Certification of Mark A. Pytosh, Chief Financial Officer

Exhibit 32.1 — Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Waste Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2005

By:	/s/ DAVID SUTHERLAND-YOEST

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer, and Director

By:	/s/ MARK A. PYTOSH

Mark A. Pytosh
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 31.1	—	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer
Exhibit 31.2	—	Section 302 Certification of Mark A. Pytosh, Chief Financial Officer
Exhibit 32.1	—	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer