Form 10-Q
period 2005-09-30
WASTE SERVICES, INC.
filed 2005-10-31
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 25, 2005 was 100,015,916 (assuming exchange of all exchangeable shares not held by Waste Services, Inc.).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,512	$8,507
Accounts receivable (net of allowance for doubtful accounts of $836 and $1,264 as of September 30, 2005 and December 31, 2004, respectively)	54,174	47,856
Prepaid expenses and other current assets	8,219	10,940

Total current assets	64,905	67,303

Property and equipment, net	134,683	130,467
Landfill sites, net	172,459	169,616
Goodwill and other intangible assets, net	334,736	327,756
Other assets	23,561	25,441

Total assets	$730,344	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,066	$25,949
Accrued expenses and other current liabilities	48,133	42,533
Short-term financing and current portion of long-term debt	1,174	1,166

Total current liabilities	74,373	69,648

Long-term debt	279,333	276,214
Accrued closure, post-closure and other obligations	20,268	10,974
Cumulative mandatorily redeemable Preferred Stock (net of discount of $3,980 and $8,426 as of September 30, 2005 and December 31, 2004, respectively)	79,599	64,971

Total liabilities	453,573	421,807

Commitments and contingencies

Shareholders’ equity:
Common stock $0.01 par value; 500,000,000 shares authorized; 93,523,322 and 90,358,196 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	935	904
Additional paid-in capital	353,898	345,904
Treasury stock at cost; 500,000 shares as of September 30, 2005 and December 31, 2004	(1,235)	(1,235)
Options, warrants and deferred stock-based compensation	29,741	28,282
Accumulated other comprehensive income	35,836	29,133
Accumulated deficit	(142,404)	(104,212)

Total shareholders’ equity	276,771	298,776

Total liabilities and shareholders’ equity	$730,344	$720,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$101,751	$94,615	$286,120	$217,558

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	73,507	69,462	208,090	155,752
Selling, general and administrative expense	13,613	18,395	42,985	41,064
Settlement with sellers of Florida Recycling	(4,120)	(8,635)	(4,120)	(8,635)
Depreciation, depletion and amortization	11,400	9,712	31,548	22,993
Foreign exchange gain and other	844	21	607	(352)

Income from operations	6,507	5,660	7,010	6,736
Interest expense	7,274	5,681	21,272	24,263
Changes in fair value of warrants	—	(532)	—	(111)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,392	4,535	15,348	12,844

Loss before income taxes	(6,159)	(4,024)	(29,610)	(30,260)
Income tax provision	3,252	1,695	8,582	5,033

Loss before cumulative effect of change in accounting principle	(9,411)	(5,719)	(38,192)	(35,293)
Cumulative effect of change in accounting principle, net of provision for income taxes of nil and $132 for the nine months ended September 30, 2005 and 2004, respectively	—	—	—	225

Net loss	$(9,411)	$(5,719)	$(38,192)	$(35,068)

Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.10)	$(0.06)	$(0.39)	$(0.41)
Cumulative effect of change in accounting principle	—	—	—	—

Loss per share — basic and diluted	$(0.10)	$(0.06)	$(0.39)	$(0.41)

Weighted average common shares outstanding — basic and diluted	99,413	96,854	98,345	85,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(In thousands)

						Accumulated
					Options, Warrants	Other
				Treasury	and Deferred	Comprehensive		Total
	Common Stock		Additional	Stock	Stock-Based	Income	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	at Cost	Compensation	(Loss)	Deficit	Equity
Balance, December 31, 2004	90,358	$904	$345,904	$(1,235)	$28,282	$29,133	$(104,212)	$298,776

Common shares and warrants issued	2,926	28	7,252	—	630	—	—	7,910
Exercise of options and warrants	161	2	769	—	(250)	—	—	521
Deferred stock-based compensation	—	—	—	—	1,079	—	—	1,079
Conversion of exchangeable shares	78	1	(1)	—	—	—	—	—
Other paid-in capital	—	—	(26)	—	—	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	6,703	—	6,703
Net loss	—	—	—	—	—	—	(38,192)	(38,192)

Balance, September 30, 2005	93,523	$935	$353,898	$(1,235)	$29,741	$35,836	$(142,404)	$276,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(38,192)	$(35,068)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion, and amortization	31,548	22,993
Non-cash component of settlement with sellers of Florida Recycling	(4,120)	(1,235)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	15,348	12,844
Amortization of debt issue costs	1,057	9,930
Deferred income tax provision	8,582	5,033
Non-cash stock-based compensation (benefit)	1,079	(648)
Cumulative effect of change in accounting principle, net of tax	—	(225)
Foreign exchange loss (gain)	630	(72)
Other non-cash items	884	(159)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(5,322)	(11,045)
Prepaid expenses and other current assets	2,473	(8,443)
Accounts payable	(1,537)	10,665
Accrued expenses and other current liabilities	4,171	6,122

	16,601	10,692

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(6,595)	(164,319)
Capital expenditures	(27,399)	(33,593)
Proceeds from asset sales and business divestitures	1,735	9,939
Deposits for business acquisitions and other	(793)	(1,203)

	(33,052)	(189,176)

Cash flows from financing activities:
Proceeds from issuance of debt	4,000	280,000
Principal repayments of debt and capital lease obligations	(1,263)	(184,706)
Sale of common shares and warrants	7,125	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	—	24,101
Proceeds from the exercise of options and warrants	521	1,041
Fees paid for financing transactions	—	(13,472)

	10,383	160,564

Effect of exchange rate changes on cash and cash equivalents	73	262

Decrease in cash and cash equivalents	(5,995)	(17,658)
Cash and cash equivalents, beginning of period	8,507	21,062

Cash and cash equivalents, end of period	$2,512	$3,404

The accompanying notes are an integral part of these condensed consolidated financial statements

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Waste Services, Inc. (“Waste Services”), successor to Capital Environmental Resource Inc. now known as Waste Services (CA) Inc. (“Capital”, “Waste Services (CA)” or the “Canadian operations”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are domiciled in the United States and Canada. Our Canadian operations are located in two regions, Eastern and Western Canada and our U.S. operations are located in Florida, Texas and Arizona. As part of our business strategy to expand into the U.S., we entered into a migration transaction, which was completed effective July 31, 2004. Under the migration transaction, our corporate structure was reorganized so that Waste Services, a Delaware company, became the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Capital. After the migration transaction, Capital became Waste Services’ subsidiary. Effective with the completion of the migration transaction, the historical equity balances of Capital were reclassified into the equity of Waste Services.
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2004, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2004. Income taxes during these interim periods have been provided for based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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
     A portion of our operations is domiciled in Canada, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income. Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period including the effect of currently outstanding exchangeable shares of Waste Services (CA) (not held by Waste Services) that are the functional and economic equivalent of our outstanding common shares. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Due to the net losses for the three and nine months ended September 30, 2005 and 2004, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows (unaudited) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options to purchase common shares	70	67	52	915
Warrants to purchase common shares	2,453	2,636	2,261	5,194

Dilutive securities	2,523	2,703	2,313	6,109

     For purposes of computing net income (loss) per common share — basic and diluted, for the three and nine months ended September 30, 2005, the weighted average number of shares of common stock outstanding includes the effect of 6,492,594 and 6,513,857 exchangeable shares of Waste Services (CA), respectively, as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed. For the three and nine months ended September 30, 2004, the weighted average number of shares of common stock outstanding includes the effect of 8,935,995 and 9,131,068 exchangeable shares of Waste Services (CA), respectively, as if they were shares of our common stock outstanding from July 31, 2004.
2. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The original effective date of SFAS 123(R) was the first interim or annual reporting period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X in order to delay the effective date of SFAS 123(R). The amendment requires that public entities apply the provisions of SFAS 123(R) beginning with the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As a result of the amendment, SFAS 123(R) will be effective for us at the beginning of the first quarter of 2006. We expect to adopt the provisions of SFAS 123(R) using the prospective method, which results in the recognition of compensation expense for all awards granted after the effective date, and using the SFAS 123 note disclosure for all previously granted share-based awards that remain unvested at the effective date. We have not yet determined the financial impact that the new standard is expected to have on our financial statements.
3. Property and Equipment
     Property and equipment consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Land and buildings	$27,799	$18,872
Vehicles	101,363	101,215
Containers, compactors, landfill and recycling equipment	69,804	61,550
Furniture, fixtures, other office equipment and leasehold improvements	10,365	8,562

Total property and equipment	209,331	190,199
Less: accumulated depreciation	74,648	59,732

Property and equipment, net	$134,683	$130,467

4. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Landfill sites	$201,793	$188,616
Less: accumulated depletion	29,334	19,000

Landfill sites, net	$172,459	$169,616

     The changes in landfill sites for the nine months ended September 30, 2005 and 2004 are as follows (unaudited):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2005	2004
Balance, beginning of period	$169,616	$117,541
Landfill purchase price	3,000	41,982
Landfill site construction	7,833	11,555
Additional asset retirement obligations	1,270	534
Depletion	(9,564)	(5,166)
Divestitures	—	(154)
Capitalized interest	—	178
Purchase price allocation adjustments for prior acquisitions	—	5,905
Effect of foreign exchange rate fluctuations	304	377
Change in accounting principle	—	(2,474)

Balance, end of period	$172,459	$170,278

     By the terms of the purchase agreement entered into with the sellers of Cactus Waste Systems, LLC, additional purchase consideration is payable to the sellers based upon the Cactus Landfill achieving certain average tons per day thresholds in any quarter. Pursuant to this provision, we have incurred $3.0 million of additional landfill purchase price, of which $1.5 million was paid in the third quarter of 2005. Up to an additional $15.0 million in purchase consideration may be payable to the sellers.
Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Accrued closure and post-closure obligations	$8,413	$6,390
Deferred income tax liability	11,360	3,984
Other obligations	495	600

	$20,268	$10,974

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes to accrued closure and post-closure obligations for the nine months ended September 30, 2005 and 2004 are as follows (unaudited):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2005	2004
Balance, beginning of period	$6,390	$7,737
Acquisitions	—	52
Accretion	540	342
Additional asset retirement obligations	1,270	534
Divestitures	—	(146)
Purchase price allocation adjustments for prior acquisitions	—	(92)
Effect of foreign exchange rate fluctuations	213	132
Change in accounting principle	—	(2,831)

Balance, end of period	$8,413	$5,728

5. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$35,441	$50,495
Non-competition agreements and other	3,152	4,126

	38,593	54,621

Less: accumulated amortization:
Customer relationships and contracts	(10,747)	(5,913)
Non-compete agreements and other	(1,757)	(1,782)

Other intangible assets subject to amortization, net	26,089	46,926
Goodwill	308,647	280,830

Goodwill and other intangible assets, net	$334,736	$327,756

     The changes in goodwill for the nine months ended September 30, 2005 and 2004 are as follows (unaudited):

	2005			2004
	U.S.	Canada	Total	Total
Balance, beginning of period	$195,575	$85,255	$280,830	$144,544
Acquisitions	9	162	171	143,075
Divestitures	—	—	—	(8,599)
Effect of foreign exchange rate fluctuations	—	2,898	2,898	2,190
Purchase price allocation adjustments for prior acquisitions	24,748	—	24,748	(6,108)

Balance, end of period	$220,332	$88,315	$308,647	$275,102

     During the first six months of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling Services, Inc. (“Florida Recycling”).

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Pursuant to the agreement entered into in September, 2004 with the sellers of Florida Recycling by which we adjusted the purchase price paid for the shares of Florida Recycling, in the third quarter of 2005, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. The gain recognized on the settlement approximated $4.1 million.
6. Other Assets
     Other assets consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $4,119 as of September 30, 2005 and $2,271 as of December 31, 2004	$9,132	$10,833
Acquisition deposits and deferred acquisition costs	13,707	12,576
Deferred income taxes	—	1,202
Other assets	722	830

	$23,561	$25,441

7. Debt
     Debt consists of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Senior Secured Credit Facilities:
Revolving credit facility due April 2009, floating interest rate at 8.31% as of September 30, 2005 and 6.71% as of December 31, 2004	$19,000	$15,000
Term loan facility due April 2011, floating interest rate at 8.26% as of September 30, 2005 and 6.78% as of December 31, 2004	98,500	99,250
Senior Subordinated Notes due 2014, fixed interest rate at 9.5% as of September 30, 2005 and December 31, 2004	160,000	160,000
Other subordinated promissory notes payable due 2017, fixed interest rate at 6.67% as of September 30, 2005 and December 31, 2004	3,007	3,130

	280,507	277,380
Less: current portion	(1,174)	(1,166)

Long-term portion	$279,333	$276,214

Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The term loan requires quarterly installments of $0.25 million due each March 31, June 30,

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30 and December 31 through March 31, 2010 and quarterly installments of $23.5 million due thereafter through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are collateralized by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian restricted subsidiaries guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries are pledged to secure obligations under the Credit Facilities.
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
     On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we met certain target leverage ratios, as defined, availability under the amended revolving credit facility was reduced to $50.0 million, up to $12.5 million of which was available to our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.5 million to our lenders. As of September 30, 2005, $11.9 million of capacity was available under the revolving credit facility. Currently, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods. The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005, we issued 2,640,845 shares of common stock and 264,085 warrants to Mr. Michael G. DeGroote for net proceeds of approximately $6.8 million. The warrants to purchase 264,085 shares of common stock are at an exercise price of $2.84 per share and are exercisable until March 28, 2010.
     On October 26, 2005, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amended Credit Facilities, among other items, decreases the current interest rate on our term loan by 125 basis points to 325 basis points over Eurodollar loans. In addition, the amendment restores access under the revolving credit facility to $60.0 million, up to $15.0 million of which is available to our Canadian operations.
Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Senior Subordinated Notes mature on April 15, 2014. Interest on the Senior Subordinated Notes is payable semi annually on October 15 and April 15. The Senior Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Senior Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Senior Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness of our Credit Facilities.
     The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
unsecured, senior subordinated basis by all of our existing and future domestic restricted subsidiaries. Our Canadian operations are not guarantors under the Subordinated Notes.
     The Senior Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things: (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) the repurchase of our Preferred Stock; (vi) transactions with affiliates; and (vii) certain sales of assets.
     In April 2004, we also entered into a Registration Rights Agreement with the initial purchaser of the Senior Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Senior Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we offer to exchange the Senior Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; and (iii) commence and consummate an exchange offer within 30 days of the registration statement being declared effective.
     Prior to the third quarter of 2005, we had not complied with (i), (ii) and (iii) of the requirements of the Registration Rights Agreement described previously, and accordingly, we were required to pay liquidated damages to the holders of the notes. These liquidated damages were expensed as incurred and were payable, in cash, at the same time as interest payments due under the Subordinated Notes. During the third quarter, the registration statement was filed and declared effective, and the exchange offer was commenced and consummated. As of September 28, 2005 we were no longer required to pay liquidated damages.
8. Cumulative Mandatorily Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of cumulative mandatorily redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of common stock for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting.
     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $83.6 million as of September 30, 2005.
     As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments will accrue. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Senior Subordinated Notes issued on April 30, 2004, or at least $320.0 million, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Senior Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Senior Subordinated Notes are fully repaid or otherwise satisfied; or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of the Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale date has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.
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
     In the third quarter of 2005, we settled the action commenced against us by Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) in the Court of Queen’s Bench of Alberta in February of 2003 in which Waste Management alleged that we had breached a landfill tipping agreement with them and sought damages of approximately C$1.3 million. By the terms of the settlement, Waste Management’s claim and our counterclaim were dismissed without costs.
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
     In March 2005, we filed a Complaint against Waste Management, Inc. in the U.S. District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management could be liable for treble damages, or in excess of $75.0 million.
     No provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2005 and December 31, 2004, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $73.4 million and $67.7 million, respectively, to collateralize our obligations.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2005 and included in the $73.4 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $8.4 million to secure the liability for losses within the deductible limit.

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
     From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. These agreements are usually based upon the amount of waste deposited at our landfill sites or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.
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
11. Employee and Director Stock Option Plans and Option Grants
     We account for our stock-based plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure. Such unaudited pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123, is illustrated in the following table (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to Common Shareholders as reported	$(9,411)	$(5,719)	$(38,192)	$(35,068)
Stock-based employee compensation expense pursuant to SFAS No. 123	(2,381)	(2,853)	(7,217)	(7,561)

Pro forma net loss attributable to Common Shareholders	$(11,792)	$(8,572)	$(45,409)	$(42,629)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.06)	$(0.39)	$(0.41)

Pro forma	$(0.12)	$(0.09)	$(0.46)	$(0.50)

     The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Annual dividend yield	—	—	—	—
Weighted-average expected life (years)	N/A	3.0 years	2.8 years	3.0 years
Risk-free interest rate	N/A	2.57% to 4.62%	2.57% to 4.62%	2.57% to 4.62%
Volatility	N/A	71%	74%	53%
     Our 1997 and 1999 Stock Option Plans are described in our consolidated financial statements for the year ended December 31, 2004 filed on Form 10-K. Our options are denominated in U.S. and Canadian dollars. During the nine months ended September 30, 2005, 815,000 options to purchase shares of our common stock were granted at exercise prices equal to the fair value on the date of grant. As of September 30, 2005, the weighted average exercise price for options outstanding was $4.47 and C$6.37 for U.S. and Canadian dollar denominated options, respectively. During the nine months ended September 30, 2005, 15,000 options were exercised and 656,964 options expired or

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were forfeited. As of September 30, 2005, the aggregate number of options outstanding entitled holders to purchase 12,796,000 shares of common stock at prices ranging from $2.70 to $6.25 and C$4.05 to C$18.05 for U.S. and Canadian dollar denominated options, respectively.
12. Comprehensive Gain (Loss)
     Comprehensive gain (loss) includes the effects of foreign currency translation. Comprehensive gain (loss) for the three and nine months ended September 30, 2005 and 2004 are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(9,411)	$(5,719)	$(38,192)	$(35,068)
Foreign currency translation adjustment	10,314	9,761	6,703	4,346

Comprehensive gain (loss)	$903	$4,042	$(31,489)	$(30,722)

13. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). In making this determination, we considered our organizational reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida (North, Central and Gulf), Texas and Arizona. We believe our domestic U.S. and our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) the nature of the service, waste collection and disposal is economically the same and transferable across locations; (ii) the type and class of customer is consistent among regions/districts; (iii) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (iv) the regulatory environment is consistent within Canada and the U.S., respectively. For further information regarding our segments see Note 14.
14. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Our Canadian operations are not guarantors under the Senior Subordinated Notes. Presented below are our Condensed Consolidating Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 and the related Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and the Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 of our guarantor subsidiaries, our U.S. operating and reporting segment, (“Guarantors”) and the subsidiaries which are not guarantors, our Canadian operating and reporting segment (“Non-guarantors”):

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$766	$1,746	$—	$2,512
Accounts receivable, net	25,965	28,209	—	54,174
Prepaid expenses and other current assets	4,519	3,700	—	8,219

Total current assets	31,250	33,655	—	64,905

Property and equipment, net	68,417	66,266	—	134,683
Landfill sites, net	161,394	11,065	—	172,459
Goodwill and other intangible assets, net	244,871	89,865	—	334,736
Other assets	10,243	13,318	—	23,561
Investment in subsidiaries	202,660	—	(202,660)	—
Due from affiliate	—	21,032	(21,032)	—

Total assets	$718,835	$235,201	$(223,692)	$730,344

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,522	$12,544	$—	$25,066
Accrued expenses and other current liabilities	37,625	10,508	—	48,133
Short-term financing and current portion of long-term debt	1,174	—	—	1,174

Total current liabilities	51,321	23,052	—	74,373

Long-term debt	279,333	—	—	279,333
Accrued closure, post-closure and other obligations	10,779	9,489	—	20,268
Due to affiliate	21,032	—	(21,032)	—
Cumulative Mandatorily Redeemable Preferred Stock, net	79,599	—	—	79,599

Total liabilities	442,064	32,541	(21,032)	453,573

Shareholders’ equity:
Common stock of Waste Services, Inc	935	—	—	935
Other equity	275,836	202,660	(202,660)	275,836

Total shareholders’ equity	276,771	202,660	(202,660)	276,771

Total liabilities and shareholders’ equity	$718,835	$235,201	$(223,692)	$730,344

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$6,223	$2,284	$—	$8,507
Accounts receivable, net	24,509	23,347	—	47,856
Prepaid expenses and other current assets	6,440	4,500	—	10,940

Total current assets	37,172	30,131	—	67,303

Property and equipment, net	64,805	65,662	—	130,467
Landfill sites, net	155,710	13,906	—	169,616
Goodwill and other intangible assets, net	240,578	87,178	—	327,756
Other assets	12,105	13,336	—	25,441
Investment in subsidiaries	192,115	—	(192,115)	—
Due from affiliate	—	8,869	(8,869)	—

Total assets	$702,485	$219,082	$(200,984)	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,757	$10,192	$—	$25,949
Accrued expenses and other current liabilities	31,104	11,429	—	42,533
Short-term financing and current portion of long-term debt	1,166	—	—	1,166

Total current liabilities	48,027	21,621	—	69,648

Long-term debt	276,214	—	—	276,214
Accrued closure, post-closure and other obligations	5,628	5,346	—	10,974
Due to affiliate	8,869	—	(8,869)	—
Cumulative Mandatorily Redeemable Preferred Stock, net	64,971	—	—	64,971

Total liabilities	403,709	26,967	(8,869)	421,807

Shareholders’ equity:
Common stock of Waste Services, Inc.	904	—	—	904
Other equity	297,872	192,115	(192,115)	297,872

Total shareholders’ equity	298,776	192,115	(192,115)	298,776

Total liabilities and shareholders’ equity	$702,485	$219,082	$(200,984)	$720,583

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$55,985	$45,766	$—	$101,751

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	43,501	30,006	—	73,507
Selling, general and administrative expense	8,038	5,575	—	13,613
Settlement with sellers of Florida Recycling	(4,120)	—	—	(4,120)
Depreciation, depletion and amortization	6,101	5,299	—	11,400
Foreign exchange gain and other	35	809	—	844

Income from operations	2,430	4,077	—	6,507
Equity earnings in investees	(2,152)	—	2,152	—
Interest expense	7,238	36	—	7,274
Cumulative Mandatorily Redeemable Preferred Stock dividends and amortization of issue costs	5,392	—	—	5,392

Loss before income taxes	(8,048)	4,041	(2,152)	(6,159)
Income taxes	1,363	1,889	—	3,252

Loss before cumulative effect of change in accounting principle	(9,411)	2,152	(2,152)	(9,411)

Cumulative effect of change in accounting principle, net of provision for income taxes of nil	—	—	—	—

Net loss	$(9,411)	$2,152	$(2,152)	$(9,411)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$55,926	$38,689	$—	$94,615

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	43,683	25,779	—	69,462
Selling, general and administrative expense	12,577	5,818	—	18,395
Settlement with sellers of Florida Recycling	(8,635)	—		(8,635)
Depreciation, depletion and amortization	5,314	4,398	—	9,712
Foreign exchange gain and other	—	21	—	21

Income from operations	2,987	2,673	—	5,660
Equity loss of investees	74	8,413	(8,487)	—
Interest expense	3,936	1,745	—	5,681
Changes in fair value of warrants	—	(532)	—	(532)
Cumulative Mandatorily Redeemable Preferred Stock dividends and amortization of issue costs	4,535	—	—	4,535

Loss before income taxes	(5,558)	(6,953)	8,487	(4,024)
Income taxes	1,278	417	—	1,695

Loss before cumulative effect of change in accounting principle	(6,836)	(7,370)	8,487	(5,719)
Cumulative effect of change in accounting principle, net of provision for income taxes of nil	—	—	—	—

Net loss	$(6,836)	$(7,370)	$8,487	$(5,719)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$163,076	$123,044	$—	$286,120

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	125,570	82,520	—	208,090
Selling, general and administrative expense	25,859	17,126	—	42,985
Settlement with sellers of Florida Recycling	(4,120)	—	—	(4,120)
Depreciation, depletion and amortization	17,302	14,246	—	31,548
Foreign exchange gain and other	(18)	625	—	607

Income (loss) from operations	(1,517)	8,527	—	7,010
Equity earnings in investees	(3,844)	—	3,844	—
Interest expense	21,082	190	—	21,272
Cumulative Mandatorily Redeemable Preferred Stock dividends and amortization of issue costs	15,348	—	—	15,348

Loss before income taxes	(34,103)	8,337	(3,844)	(29,610)
Income taxes	4,089	4,493	—	8,582

Loss before cumulative effect of change in accounting principle	(38,192)	3,844	(3,844)	(38,192)
Cumulative effect of change in accounting principle, net of provision for income taxes of nil	—	—	—	—

Net loss	$(38,192)	$3,844	$(3,844)	$(38,192)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Revenue	$114,157	$103,401	$—	$217,558

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	85,765	69,987	—	155,752
Selling, general and administrative expense	24,899	16,165	—	41,064
Settlement with sellers of Florida Recycling	(8,635)	—	—	(8,635)
Depreciation, depletion and amortization	11,473	11,520	—	22,993
Foreign exchange gain and other	—	(352)	—	(352)

Income from operations	655	6,081	—	6,736
Equity loss of investees	74	41,804	(41,878)	—
Interest expense (income)	25,110	(847)	—	24,263
Changes in fair value of warrants	—	(111)	—	(111)
Cumulative Mandatorily Redeemable Preferred Stock dividends and amortization of issue costs	12,844	—	—	12,844

Loss before income taxes	(37,373)	(34,765)	41,878	(30,260)
Income taxes	2,854	2,179	—	5,033

Loss before cumulative effect of change in accounting principle	(40,227)	(36,944)	41,878	(35,293)
Cumulative effect of change in accounting principle, net of provision for income taxes $132	—	225	—	225

Net loss	$(40,227)	$(36,719)	$41,878	$(35,068)

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine months ended September 30, 2005
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Cash flows from operating activities:	$(7,726)	$24,327	$—	$16,601

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(6,112)	(483)	—	(6,595)
Capital expenditures	(19,034)	(8,365)	—	(27,399)
Proceeds from business divestitures	1,382	353	—	1,735
Deposits for business acquisitions and other	(58)	(735)	—	(793)
Intercompany	—	(15,318)	15,318	—

	(23,822)	(24,548)	15,318	(33,052)

Cash flows from financing activities:
Proceeds from issuance of debt	4,000	—	—	4,000
Principal repayments of debt and capital lease obligations	(873)	(390)	—	(1,263)
Sale of common shares and warrants	7,125	—	—	7,125
Proceeds from the exercise of options and warrants	521	—	—	521
Intercompany	15,318	—	(15,318)	—

	26,091	(390)	(15,318)	10,383

Effect of exchange rate changes on cash and cash equivalents	—	73	—	73

Decrease in cash and cash equivalents	(5,457)	(538)	—	(5,995)
Cash and cash equivalents, beginning of period	6,223	2,284	—	8,507

Cash and cash equivalents, end of period	$766	$1,746	$—	$2,512

WASTE SERVICES, INC.
(Successor of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine months ended September 30, 2004
	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(Unaudited)
Cash flows from operating activities:	$(4,915)	$15,607	$—	$10,692

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(163,195)	(1,124)	—	(164,319)
Capital expenditures	(22,294)	(11,299)	—	(33,593)
Proceeds from business divestitures	9,939	—	—	9,939
Deposits for business acquisitions and other	1,440	(2,643)	—	(1,203)
Intercompany	—	(70,232)	70,232	—

	(174,110)	(85,298)	70,232	(189,176)

Cash flows from financing activities:
Proceeds from issuance of debt	280,000	—	—	280,000
Principal repayments of debt and capital lease obligations	(183,741)	(965)	—	(184,706)
Sale of common shares and warrants	—	53,600	—	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	14,433	9,668	—	24,101
Proceeds from the exercise of options and warrants	—	1,041	—	1,041
Fees paid for financing transactions	(10,549)	(2,923)	—	(13,472)
Intercompany	70,232	—	(70,232)	—

	170,375	60,421	(70,232)	160,564

Effect of exchange rate changes on cash and cash equivalents	—	262	—	262

Decrease in cash and cash equivalents	(8,650)	(9,008)	—	(17,658)
Cash and cash equivalents, beginning of period	8,843	12,219	—	21,062

Cash and cash equivalents, end of period	$193	$3,211	$—	$3,404

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Disclosure Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
Overview
     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are primarily domiciled in the United States and Canada. Our Canadian operations are located in two regions, Eastern and Western Canada and our U.S. operations are located in Florida, Texas and Arizona.
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
     We provide collection services for commercial and industrial customers generally under one to five year service agreements. We determine the fees we charge our customers based on a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing and prices charged by competitors for similar services. Certain of our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on cost increases is however, sometimes limited by the terms of our contracts.
     We provide residential waste collection services through a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes, mobile home parks and homeowners associations or through subscription arrangements with individual homeowners. Our contracts with municipalities are typically for a term of up to five years and contain a formula, generally based on a predetermined published price index, for automatic adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions. The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices we charge in the market for similar services.
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

Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. Additionally, we may manage exposure to commodity price fluctuations through the use of commodity brokers who will accept materials and arrange for delivery to third party customers.
Expense Structure
     Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle and workers compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of our waste volume. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to an independent landfill or transfer station operator. We believe that internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. We expect that our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of collection volumes to our landfill sites.
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
     We believe that the age and condition of our vehicle fleet has a significant impact on operating costs, including, but not limited to, repairs and maintenance, insurance and driver training and retention costs. Through capital investment, we seek to maintain an average fleet age of approximately six years. We believe that this enables us to minimize our repair and maintenance costs, safety and insurance costs and employee turnover related costs.
     Selling, general and administrative expenses include managerial costs, information systems, sales force, administrative expenses and professional fees.
     Depreciation, depletion and amortization includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including capping, closure and post-closure obligations using the units-of-consumption method, and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete, which are amortized over the expected life of the benefit to be received from such intangibles.
     We capitalize certain third party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged to current earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred.
Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
     Certain of our operations are domiciled in Canada; as such, we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Our consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 by geographic segment are as follows (in thousands):

	Three Months Ended September 30, 2005
	U.S.		Canada		Total
Revenue	$55,985	100.0%	$45,766	100.0%	$101,751	100.0%
Operating expenses:
Cost of operations	43,501	77.7%	30,006	65.6%	73,507	72.2%
Selling, general and administrative expense	8,038	14.4%	5,643	12.3%	13,681	13.4%
Stock-based compensation expense	—	0.0%	(68)	-0.1%	(68)	-0.1%
Settlement with sellers of Florida Recycling	(4,120)	-7.4%	—	0.0%	(4,120)	-4.0%
Depreciation, depletion and amortization	6,101	10.9%	5,299	11.6%	11,400	11.2%
Foreign exchange loss and other	35	0.1%	809	1.7%	844	0.9%

Income from operations	$2,430	4.3%	$4,077	8.9%	$6,507	6.4%

	Three Months Ended September 30, 2004
	U.S.		Canada		Total
Revenue	$55,926	100.0%	$38,689	100.0%	$94,615	100.0%
Operating expenses:
Cost of operations	43,683	78.1%	25,779	66.6%	69,462	73.4%
Selling, general and administrative expense	12,577	22.5%	5,432	14.0%	18,009	19.0%
Stock-based compensation expense	—	0.0%	386	1.0%	386	0.4%
Settlement with sellers of Florida Recycling	(8,635)	-15.4%	—	0.0%	(8,635)	-9.1%
Depreciation, depletion and amortization	5,314	9.5%	4,398	11.5%	9,712	10.3%
Foreign exchange loss and other	—	0.0%	21	0.1%	21	0.0%

Income from operations	$2,987	5.3%	$2,673	6.9%	$5,660	6.0%

	Nine Months Ended September 30, 2005
	U.S.		Canada		Total
Revenue	$163,076	100.0%	$123,044	100.0%	$286,120	100.0%
Operating expenses:
Cost of operations	125,570	77.0%	82,520	67.1%	208,090	72.7%
Selling, general and administrative expense	25,859	15.9%	16,047	13.0%	41,906	14.6%
Stock-based compensation expense	—	0.0%	1,079	0.9%	1,079	0.4%
Settlement with sellers of Florida Recycling	(4,120)	-2.5%	—	0.0%	(4,120)	-1.4%
Depreciation, depletion and amortization	17,302	10.6%	14,246	11.6%	31,548	11.0%
Foreign exchange loss and other	(18)	0.0%	625	0.6%	607	0.2%

Income (loss) from operations	$(1,517)	-1.0%	$8,527	6.8%	$7,010	2.5%

	Nine Months Ended September 30, 2004
	U.S.		Canada		Total
Revenue	$114,157	100.0%	$103,401	100.0%	$217,558	100.0%
Operating expenses:
Cost of operations	85,765	75.1%	69,987	67.7%	155,752	71.6%
Selling, general and administrative expense	24,873	21.8%	16,839	16.3%	41,712	19.2%
Stock-based compensation expense (benefit)	26	0.0%	(674)	-0.7%	(648)	-0.3%
Settlement with sellers of Florida Recycling	(8,635)	-7.6%	—	0.0%	(8,635)	-4.0%
Depreciation, depletion and amortization	11,473	10.1%	11,520	11.1%	22,993	10.6%
Foreign exchange loss and other	—	0.0%	(352)	-0.3%	(352)	-0.2%

Income from operations	$655	0.6%	$6,081	5.9%	$6,736	3.1%

Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Collection	$83,841	75.6%	$81,135	80.4%	$238,977	77.2%	$182,622	78.9%
Landfill disposal	13,081	11.8	7,453	7.4	31,211	10.1	16,481	7.1
Transfer stations	10,345	9.3	8,200	8.1	28,791	9.3	19,375	8.4
Material recovery facilities	2,563	2.3	3,007	3.0	8,200	2.6	7,820	3.4
Other specialized services	1,055	1.0	1,137	1.1	2,876	0.8	5,378	2.2

	110,885	100.0%	100,932	100.0%	310,055	100.0%	231,676	100.0%

Intercompany elimination	(9,134)		(6,317)		(23,935)		(14,118)

	$101,751		$94,615		$286,120		$217,558

     Revenue was $101.8 million and $94.6 million for the three months ended September 30, 2005 and 2004, respectively, an increase of $7.2 million or 7.6%. Revenue for our U.S. operations is flat for the three months ended September 30, 2005, with a slight increase of $0.1 million or 0.2%, driven by price increases of $3.3 million, of which $1.4 million relates to fuel surcharges, increased volume at our landfill sites of $1.8 million and other organic volume growth of $2.0 million. These increases were offset by divestitures of previously acquired operations of $1.2 million and other decreases of $5.8 million, primarily relating to hurricane related volumes in Florida during 2004. Revenue for our Canadian operations increased $7.1 million or 18.3%, due to price increases of $2.4 million, of which $1.1 million related to fuel surcharges, increased volume at our landfill sites primarily of $1.2 million, and the favorable effects of foreign exchange movements of $3.6 million, offset by a slight volume decrease of $0.1 million.
     Revenue was $286.1 million and $217.6 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $68.5 million or 31.5%. The increase in revenue for the nine months ended September 30, 2005 for our U.S. operations of $48.9 million or 42.8% was driven by price increases of $7.3 million, of which $2.8 million related to fuel surcharges, increased volume at our landfill sites of $5.5 million, other organic volume growth of $6.9 million, acquisitions of $33.0 million and other increases of approximately $2.0 million, offset by other decreases of approximately $5.8 million, primarily related to 2004 hurricane related volumes in Florida during 2004. The increase in revenue for our Canadian operations of $19.6 million or 19.0% was due to price increases of $5.7 million, of which $2.5 million related to fuel surcharges, increased volume at our landfill sites, primarily due to special waste projects, of $3.5 million, other organic volume growth of $1.0 million and the favorable effects of foreign exchange movements of $9.5 million, offset by decreases of $0.1 million.
     At the end of the third quarter, we ceased collection services on certain domestic lower margin residential contracts with annualized revenue of approximately $20.0 million.
Cost of Operations
     Cost of operations was $73.5 million and $69.5 million for the three months ended September 30, 2005 and 2004, respectively, an increase of $4.0 million or 5.8%. As a percentage of revenue, cost of operations was 72.2% and 73.4% for the three months ended September 30, 2005 and 2004, respectively.
     The decrease in cost of operations for our U.S. operations of $0.2 million or 0.5% was primarily driven by decreased subcontracted labor costs offset by increased fuel and insurance costs. The decline in subcontracted labor costs was due to hurricane related work in 2004 that was not recurring in 2005. As a percentage of revenue, cost of operations in our domestic operations was 77.7% and 78.1% for the three months ended September 30, 2005 and 2004, respectively. This increase in our domestic gross margin is primarily due to low margin hurricane related work in the third quarter of 2004 not recurring in 2005, offset by higher fuel and operating support costs. As compared to Canada, our lower margins in the United States are primarily driven by a higher mix of lower margin collection revenue in the United States. We expect that our domestic operating margins will improve as we increase internal and external volumes at our landfills and recently opened transfer station facility, implement operational improvements and cease collection services on certain domestic lower margin residential contracts.
     The increase in cost of operations for our Canadian operations of $4.2 million or 16.3% was due to increased fuel costs of $0.6 million or 2.3%, increased equipment and building repair and maintenance costs of $0.5 million or 2.0%, increased insurance costs of $0.2 million or 0.8%, increased labor, disposal and other costs of $0.6 million or 2.3% and the unfavorable effects of foreign exchange movements of $2.3 million or 8.9%. Cost of operations as a percentage of revenue improved to 65.6% from 66.6% for the three months ended September 30, 2005 as compared to the same period in the previous year. This increase in gross margin is due to an increased contribution from higher margin landfill business, primarily due to special waste projects, offset by increased fuel costs and other operating costs.
     Cost of operations was $208.1 million and $155.8 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $52.3 million or 33.6%. As a percentage of revenue, cost of operations was 72.7% and 71.6% for the nine months ended September 30, 2005 and 2004, respectively.
     The increase in cost of operations for our U.S. operations of $39.8 million or 46.4% was primarily driven by a full period of cost related to acquisitions made during the second quarter of 2004, the opening of our domestic transfer stations and landfill operations, as well as increased fuel costs. As a percentage of revenue, cost of operations in our domestic operations was 77.0% and 75.1% for the nine months ended September 30, 2005 and 2004, respectively. This decline in our domestic gross margin is primarily due to the acquisition of lower margin collection operations. As compared to Canada, our lower margins in the United States are primarily driven by a higher mix of lower-margin residential collection revenue in the United States.
     The increase in cost of operations for our Canadian operations of $12.5 million or 17.9% was due to increased fuel costs of $1.5 million or 2.1%, increased disposal volumes and sub-contractor costs of $1.4 million or 2.0%, increased equipment and building repair and maintenance costs of $1.2 million or 1.8%, increased labor, insurance and other costs of $2.0 million or 2.9% and the unfavorable effects of foreign exchange movements of $6.4 million or 9.1%. Cost of operations as a percentage of revenue improved to 67.1% from 67.7% for the nine months ended September 30, 2005 as compared to the same period in the previous year. The increase in gross margin is due to an increased percentage of higher margin landfill business, offset by increased fuel costs.
Selling, general and administrative expense
     Selling, general and administrative expenses, excluding stock-based compensation expense, were $13.7 million and $18.0 million for the three months ended September 30, 2005 and 2004, respectively, a decrease of $4.3 million or 23.9%. As a percentage of revenue, selling, general and administrative expense was 13.4% and 19.0% for the three months ended September 30, 2005 and 2004, respectively. The overall decrease in selling, general and administrative expense is primarily due to severance related charges of $2.7 million, professional fees related to our banking amendments, migration transaction and legal actions of $1.0 million, lower provisions for doubtful accounts of $0.8 million and reductions in other overhead costs of $0.2 million. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense by $0.4 million. We expect to continue to review our overhead in order to optimize cost saving opportunities.
     Selling, general and administrative expenses, excluding stock-based compensation expense, was $41.9 million and $41.7 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $0.2 million or 0.5%. As a percentage of revenue, selling, general and administrative expense was 14.6% and 19.2% for the nine months ended September 30, 2005 and 2004, respectively. The increase in selling, general and administrative expense is primarily due to a full period of costs related to acquisitions made in the second quarter of 2004 coupled with increased legal and professional costs of $0.2 million. Offsetting these increases are decreases in severance related costs of $2.3 million and lower provisions for doubtful accounts of $0.8 million. Selling, general and administrative expense at our Canadian operations declined primarily due to cost saving initiatives coupled with overhead costs being shifted to the domestic corporate office. The unfavorable effects of foreign exchange movements increased selling, general and administrative expenses by $1.2 million.
Stock-based compensation expense (benefit)
     Stock-based compensation expense (benefit) relates to options and warrants issued to certain employees and consultants for which variable accounting applies. Stock-based compensation expense (benefit), which is partially based on changes in our stock price, was $(0.1) million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively, and was $1.1 million and $(0.6) million for the nine months ended September 30, 2005 and 2004, respectively.
Settlement with sellers of Florida Recycling
     In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”). Shortly after its acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. During the first half of 2005 these financial statements were re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at the quoted market price as of September 24, 2004) with a total value of approximately $8.6 million, are recorded as income in accordance with SFAS No. 141. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. The gain recognized on the settlement approximated $4.1 million.
Depreciation, depletion and amortization
     Depreciation, depletion and amortization was $11.4 million and $9.7 million for the three months ended September 30, 2005 and 2004, respectively, an increase of $1.7 million or 17.5%. As a percentage of revenue, depreciation, depletion and amortization was 11.2% and 10.3% for the three months ended September 30, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the three months ended September 30, 2005, as compared to the same period in the prior year, is primarily due to increases in landfill disposal volumes coupled with overall higher average depletion rates per ton. Landfill depletion rates ranged from $1.07 to $8.10 and $1.14 to $7.73 per ton for our operating U.S. landfills during the three months ended September 30, 2005 and 2004, respectively. Landfill depletion rates ranged from C$2.57 to C$17.80 and C$3.31 to C$15.88 per tonne for our operating Canadian landfills during the three months ended September 30, 2005 and 2004, respectively. The change in depletion rates both domestically and in Canada is primarily due to changes in engineering estimates.
     Depreciation, depletion and amortization was $31.5 million and $23.0 million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $8.5 million or 37.0%. As a percentage of revenue, depreciation, depletion and amortization remained relatively flat at 11.0% and 10.6% for the nine months ended September 30, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the nine months ended September 30, 2005, as compared to the same period in the prior year, is primarily attributable to increases in landfill disposal volumes due to the opening of our landfill and transfer station sites and the inclusion for a full period of our 2004 acquisitions, coupled with overall higher average depletion rates per ton. Landfill depletion rates ranged from $1.07 to $8.10 and $1.14 to $7.73 per ton for our operating U.S. landfills during the nine months ended September 30, 2005 and 2004, respectively. The change in the depletion rate per ton was primarily due to the opening of our Arizona and Texas landfills as well as changes in engineering estimates. Landfill depletion rates ranged from C$2.57 to C$17.80 and C$3.31 to C$15.88 per tonne for our operating Canadian landfills during the nine months ended September 30, 2005 and 2004, respectively. The change in depletion per tonne was primarily due to changes in engineering estimates.
Foreign exchange loss and other
     Foreign exchange loss and other was $0.8 million and nil for the three months ended September 30, 2005 and 2004, respectively, and $0.6 million and $(0.4) million for the nine months ended September 30, 2005 and 2004, respectively. The foreign exchange loss and other relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other items primarily relate to gains on sales of equipment.
Interest expense, preferred stock dividends and amortization of issue costs
     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Preferred Stock dividends and amortization of issue costs	$5,392	$4,535	$15,348	$12,844
Credit facility and Senior Subordinated Note interest	6,566	5,192	19,083	13,955
Amortization of debt issue costs	351	314	1,056	9,930
Capitalized interest	—	—	—	(178)
Other interest expense	357	175	1,133	556

	$12,666	$10,216	$36,620	$37,107

     Interest expense was $12.7 million and $10.2 million for the three months ended September 30, 2005 and 2004, respectively, an increase of $2.5 million or 24.5%. Interest expense was $36.6 million and $37.1 million for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $0.5 million or 1.3%. The increase in cash interest expense for the three and nine month periods in 2005 is due to higher amended rates on our Credit Facilities coupled with penalty interest on our senior subordinated notes. Amortization of debt issue costs decreased for the year to date period due to the full amortization in 2004 of the bridge financing fees of $9.9 million offset by amortization on our Credit Facilities and our senior subordinated notes. The increase in the Preferred Stock dividends is primarily due to compounding and accretion. The weighted average interest rate on secured credit facility borrowings was 8.2% and 5.0% for the three months ended September 30, 2005 and 2004, respectively and 7.7% and 7.2% for the nine months ended September 30, 2005 and 2004, respectively. As is discussed further in Liquidity and Capital Resources, through the third quarter of 2005 we incurred liquidated damages due to the delay of the registration of our Senior Subordinated Notes. During the third quarter, the registration statement was filed and declared effective and the exchange offer was commenced and consummated. The liquidated damages were $0.5 million and $1.1 million for the three and nine month ended September 30, 2005 and were $0.1 million and $0.2 million for the three and nine month ended September 30, 2004. As of September 28, 2005, we were no longer required to pay liquidated damages.
Income tax provision
     The provision for income taxes was $3.3 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively, and $8.6 million and $5.0 million for the nine months ended September 30, 2005 and 2004, respectively. We recognize a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on our cumulative mandatorily redeemable preferred stock and provisions for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.
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
Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of

$100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are collateralized by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian restricted subsidiaries guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of our first tier foreign subsidiaries are pledged to secure obligations under the Credit Facilities.
     On October 4, 2004, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the current interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we met certain target leverage ratios, as defined, availability under the amended revolving credit facility was reduced to $50.0 million, up to $12.5 million of which was available to our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.5 million to our lenders. As of September 30, 2005, $11.9 million of capacity was available under the revolving credit facility. Currently, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods. The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005, we issued 2,640,845 shares of common stock and 264,085 warrants to Mr. Michael G. DeGroote for net proceeds of approximately $6.8 million. The warrants to purchase 264,085 shares of common stock are at an exercise price of $2.84 per share and are exercisable until March 28, 2010.
     On October 26, 2005, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amended Credit Facilities, among other items, decreases the current interest rate on our term loan by 125 basis points to 325 basis points over Eurodollar loans. In addition, the amendment restores access under the revolving credit facility to $60.0 million, up $15.0 million of which is available to our Canadian operations.
     The following table sets forth our financial covenant levels for the current and each of the next four quarters:

Maximum Consolidated
	Maximum Consolidated	Senior	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Secured Leverage Ratio	Interest Coverage Ratio
FQ3 2005	5.75:1.00	2.50:1.00	1.75:1.00
FQ4 2005	5.25:1.00	2.50:1.00	2.00:1.00
FQ1 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ2 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ3 2006	5.00:1.00	2.25:1.00	2.00:1.00
Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes due 2014 for gross proceeds of $160.0 million. The Senior Subordinated Notes mature on April 15, 2014. Interest on the Senior Subordinated Notes is payable semiannually on October 15 and April 15.
     In April 2004, we also entered into a Registration Rights Agreement with the initial purchaser of the Senior Subordinated Notes in which we agreed to (i) file a registration statement with respect to the Senior Subordinated Notes within 120 days of the closing date of the issuance of the notes (August 28, 2004), pursuant to which we offer to exchange the Senior Subordinated Notes for registered notes with terms identical to the Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the issuance date; and (iii) commence and consummate an exchange offer within 30 days of the registration statement being declared effective.
     Prior to the third quarter of 2005, we had not complied with (i), (ii) and (iii) of the requirements of the Registration Rights Agreement described previously, and accordingly, we were required to pay liquidated damages to the holders of the notes. These liquidated damages were expensed as incurred and were payable, in cash, at the same time as interest payments due under the Subordinated Notes. During the third quarter, the registration statement was filed and, declared effective, and the exchange offer was commenced and consummated. As of September 28, 2005 we were no longer required to pay liquidated damages.
Equity Placement
     As previously discussed, during the first quarter of 2005, we issued 2,640,845 shares of our common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million. In the second quarter of 2005, a warrant holder exercised 146,250 warrants for proceeds of approximately $0.5 million.
Cumulative Mandatory Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of cumulative mandatorily redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of our common stock for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting.
     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears, and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $83.6 million as of September 30, 2005.
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
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Capital for 87,657,035 shares our of common stock and (ii) the conversion of the remaining 9,229,676 common shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2005, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $73.4 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. In the second quarter of 2005, we received an insurance premium refund of approximately $0.4 million which served to reduce our cost of operations. As of September 30, 2005 and included in the $73.4 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $8.4 million to secure the liability for losses within the deductible limit.
Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2005 and 2004.
Cash Flows from Operating Activities
     Cash provided by operating activities was $16.6 million and $10.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our operations and improvements in working capital.
Cash Flows used in Investing Activities
     Cash used in investing activities was $33.1 million and $189.2 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash used in investing activities is primarily due to the various business acquisitions we completed during the first half of 2004 coupled with lower capital expenditures as compared to the same period in the prior year, offset by minor asset acquisitions and contingent purchase price payments in 2005. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities, subject to the limitations on our investing activities set out in the Credit Facilities Agreement, and the issuance of additional debt and/or equity securities. We expect our capital expenditures to range from $37.0 to $38.0 million for all of 2005. Cash used in deposits for business acquisitions primarily relates to ongoing negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we have reimbursed Mr. Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired and with ongoing efforts to expand the capacity of a solid waste landfill.
Cash Flows from Financing Activities
     Cash provided by financing activities was $10.4 million and $160.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash flows from financing activities is due to our debt offering and private placement financing transaction that were completed during the second quarter of 2004, offset by the proceeds from the sale of our common stock and common stock purchase warrants during 2005. In the first nine months of 2004, we received $24.1 million from the release of restricted cash for the acquisition of certain Allied assets and the release of collateral for letters of credit.
Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environnement Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2004, as filed on Form 10-K.
Landfill Sites
     The following table summarizes the changes in our operating landfill capacity for the nine months ended September 30, 2005 (in thousands of cubic yards):

	Balance,	Changes in		Balance,
	Beginning	Engineering	Airspace	End
	of Period	Estimates	Consumed	of Period
United States
Permitted capacity	268,883	(414)	(1,320)	267,149
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	287,183	(414)	(1,320)	285,449

Number of landfill sites	4			4

Canada
Permitted capacity	11,642	1,115	(662)	12,095

Total available airspace	11,642	1,115	(662)	12,095

Number of landfill sites	3			3

Total
Permitted capacity	280,525	701	(1,982)	279,244
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	298,825	701	(1,982)	297,544

Number of landfill sites	7			7

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

Disclosure Regarding Forward-Looking Statements and Factors Affecting Future Results
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
     Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:
•	significant restrictive covenants in our various credit facilities and our ability to finance acquisitions with cash on hand, debt or equity offerings;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements at favorable rates;

•	our ability to enhance profitability of certain aspects of our operations in markets where we are not internalized through either divestiture or asset swaps;

•	costs and risks associated with litigation;

•	changes in general business and economic conditions, changes in exchange rates and in the financial markets;

•	changes in accounting standards or pronouncements; and

•	construction, equipment delivery or permitting delays for our transfer stations or landfills.
     Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2004, included under Item 1. of the annual report, “Business — Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form

10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three and nine months ended September 30, 2005, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.2 million and $0.3 million, respectively.
     As of September 30, 2005, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures/Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.
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
     None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     Mr. Sutherland-Yoest has been employed as our Chairman and Chief Executive Officer since September 7, 2001. On October 26, 2005, we amended Mr. Sutherland-Yoest’s employment agreement to reflect terms and conditions substantially similar to those in agreements with our other senior executives. The employment agreement is for an indefinite term. Mr. Sutherland-Yoest is entitled to a base salary of $500,000, plus an annual bonus of up to 100% of his base salary, subject to satisfaction of annual performance objectives. His employment agreement provides for the following termination benefits: upon Mr. Sutherland-Yoest’s death or if we terminate Mr. Sutherland-Yoest’s employment by reason of his total disability, or upon termination of the agreement by us without cause or by Mr. Sutherland-Yoest for good reason, Mr. Sutherland-Yoest (or his beneficiaries) is entitled to continue to receive his base salary for three years and is entitled to payment of his average bonus paid in the prior three years in monthly installments over thirty-six months and all of his options then outstanding vest and continue to be exercisable for the balance of their term. If Mr. Sutherland-Yoest’s employment is terminated by us without cause, or by him for good reason and a change of control has occurred within the two years preceding or the one year after the effective date of his termination, or his employment is terminated by him and a change of control has occurred within the six months preceding the effective date of his termination, then Mr. Sutherland-Yoest is entitled to receive a lump sum payment of three times both his base salary and his average bonus. If Mr. Sutherland-Yoest terminates his employment voluntarily or if his employment is terminated for cause, Mr. Sutherland-Yeost is entitled to receive any accrued but unpaid base salary, expenses and unearned benefits to the effective date of termination. Mr. Sutherland-Yoest’s employment agreement also provides for other customary benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Sutherland-Yoest from competing against us during the term of his employment and for a specified period following his termination.
Item 6. Exhibits

Exhibit 10.1 —	Employment Agreement dated as of October 26, 2005 between us and David Sutherland-Yoest

Exhibit 31.1 —	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2 —	Section 302 Certification of Mark A. Pytosh, Chief Financial Officer

Exhibit 32.1 —	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Waste Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October  28, 2005

By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, Chief Executive Officer, and Director

By:	/s/ MARK A. PYTOSH
Mark A. Pytosh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No		Description

Exhibit 10.1	—	Employment Agreement dated as of October 26, 2005 between us and David Sutherland-Yoest

Exhibit 31.1	—	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	—	Section 302 Certification of Mark A. Pytosh, Chief Financial Officer

Exhibit 32.1	—	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer