Form 10-K
period 2005-12-31
WASTE SERVICES, INC.
filed 2006-03-14
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-25955
Waste Services, Inc.
(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
(Exact name of registrant as defined in its charter)

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
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark whether the registrant is an well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $381.0 million based upon the closing price of the Registrant’s Common Shares as quoted on the Nasdaq National Market as of that date.
      The number of Common Shares of the Registrant outstanding as of March 1, 2006 was 100,990,643 (net of treasury shares and assuming exchange of 6,326,882 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company.)

i

PART I
CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Some of these forward-looking statements include forward-looking phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “foresees,” “intends,” “may,” “should” or “will continue,” or similar expressions or the negatives thereof or other variations on these expressions, or similar terminology, or discussions of strategy, plans or intentions.
      Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	our substantial indebtedness and the significant restrictive covenants in our various credit facilities and our ability to finance acquisitions with cash on hand, debt or equity offerings;

•	our ability to implement a refinancing plan for our mandatorily redeemable preferred stock and to achieve the expected benefits;

•	our ability to maintain and perform our financial assurance obligations;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements at favorable rates;

•	our ability to enhance profitability of certain aspects of our operations in markets where we are not internalized through either divestiture or asset swaps;

•	costs and risks associated with litigation;

•	changes in general business and economic conditions, changes in exchange rates and in the financial markets;

•	changes in accounting standards or pronouncements; and

•	construction, equipment delivery or permitting delays for our transfer stations or landfills.
      Some of these factors are discussed in more detail in this annual report on Form 10-K under “Item 1A — Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 1.	Business
Overview
      Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) is a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and

Canada. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations.
      We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia), while the U.S. is organized into three regions, Florida, Texas and Arizona. Accordingly, we have five operating segments, three in the United States and two in Canada. We do not have significant (in volume or dollars) inter-segment operation-related transactions. For more information regarding our segments refer to our Consolidated Financial Statements.
      Waste Services was incorporated in Delaware in 2003 under the name Omni Waste, Inc. In 2003, we changed our name to Waste Services, Inc. By way of a migration transaction that was completed July 31, 2004, we are the successor to Capital Environmental Resource Inc. now Waste Services (CA) Inc. (“Waste Services (CA)”). As a result of the migration transaction Waste Services (CA) became our indirect subsidiary and Waste Services became the parent company. Our corporate offices are located at 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8. Our telephone number is (905) 319-1237.
      We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is http://www.sec.gov.
      We make available, at no charge through our website address at http://www.wasteservicesinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information on our website does not form a part of this annual report.
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
      Provide Consistent, Superior Customer Service. Our long-term growth and profitability will be driven, in large part, by our ability to provide consistent, superior service to our customers. We believe that our local and regional operating focus allows us to respond effectively to customer needs on a local basis, as well as maintain strong relationships with our commercial, municipal and residential accounts. In each of our markets, customer retention and new account generation are key areas of focus for our local managers.

      Maintain a Decentralized Operating Management Structure with Centralized Controls and Information Systems. The solid waste industry is a local and regional business by nature, where we believe that asset investment, customer relationships, pricing and operational productivity are most effectively managed on a local and regional basis. We have structured our operating management team on a geographically decentralized basis, because we believe that talented, experienced and focused local management are in the best position to make effective, profitable decisions regarding local operations and to provide strong customer service. Our senior management team provides significant oversight and guidance for our local management, developing operating goals and standards tailored to each market, but does not impose corporate directives regarding certain local operating decisions.
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
      Execute a Disciplined, Disposal-Based Growth Strategy. Our growth strategy consists of both “tuck-in” acquisitions within an existing market, which typically consist of collection operations or transfer stations, and new geographic market entries for which we first secure disposal capacity. In either case, we focus on maximizing cash flow and return on invested capital.
      For tuck-in acquisitions, we only pursue opportunities that:

•	are complementary to our existing infrastructure, allowing us to increase the density of our collection routes or enhance asset utilization; or

•	increase the waste volume that can be internalized into our transfer stations and landfills.
      For new market entries, we will only pursue opportunities where we can:

•	benefit from (i) above-average underlying economic or population growth, or (ii) a changing competitive or regulatory environment that could lead to above-average growth for solid waste services;

•	establish a leading market position over time in the local markets in which we operate; and

•	initially secure a disposal facility and become vertically integrated with the ability to secure significant waste volume that we collect and transfer to our own landfill or transfer stations.
Operations
      We provide our services on a geographic basis in three regions in the United States: Florida, Arizona and Texas; and in two regions in Canada: Eastern and Western. For a discussion on the seasonality of our business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
      A summary of the collection, recycling, transfer station, landfill disposal and other services that we provide as of December 31, 2005 is as follows:

				Total	East	West	Total
	Florida	Arizona	Texas	U.S.	Canada	Canada	Canada	Total

Collection operations and other specialized services	9	1	1	11	14	9	23	34
Transfer stations	3	2	1	6	8	2	10	16
Recycling facilities	4	—	—	4	5	—	5	9
Landfills	2	1	1	4	1	2	3	7
      During the first quarter of 2006, we entered into agreements to acquire a collection operation, two transfer stations and a construction and demolition landfill site in Florida, subject to it obtaining an expansion permit.

Collection Services
      We provide collection services to approximately 126,000 commercial and industrial customers and approximately 6,961,000 residential customers, as of December 31, 2005. We have a front-line collection fleet size of approximately 1,000 vehicles with an average fleet age of approximately six years.
      Commercial and Industrial Collection. We perform commercial and industrial collection services principally under one to five year service agreements, which typically contain provisions for automatic renewal and which prohibit the customer from terminating the agreement prior to its expiration date without incurring a penalty. Roll-off containers are also provided to our customers for temporary services, such as for construction projects, under short-term purchase orders. Stationary compactors are rented to customers, allowing them to compact their waste at their premises prior to its collection. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and ten to fifty cubic yard containers to industrial customers, including our roll-off accounts.
      Charges for our commercial and industrial services are determined by a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on price increases is however sometimes limited by the terms of our contracts.
      Residential Collection. Our residential waste collection services are provided under a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes and mobile home parks, and homeowners associations. In certain markets, we also provide residential subscription services to individual homeowners.
      Our contracts with municipalities are typically for a fixed term of from 3 to 10 years. Charges for residential services to municipalities are determined based upon the number of homes serviced as well as the frequency of service. These contracts often contain a formula, generally based on a predetermined published price index, for adjustments to charges to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities also contain renewal provisions or capital commitments.
      Charges for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or transfer facility, the cost of disposal or transfer and prices we charge in the market for similar services.

Transfer Station Services
      Our transfer stations allow us to internalize our collection volume to the landfills we own. They also receive solid waste from third parties. Waste received at our transfer station is compacted and transferred, generally by third-party subcontractors, for disposal to our own or third-party landfills. We charge third-parties fees to dispose of their waste at our transfer stations. Transfer station fees are generally based on the cost of processing, transportation and disposal. We also may enter into long-term put or pay disposal arrangements whereby third-party customers can secure disposal capacity with us at pre-arranged fixed rates or pay a penalty equal to the number of tons below the required tonnage multiplied by that disposal rate.
      We believe that the benefits of using our transfer stations include improved utilization of our collection infrastructure and better relationships with municipalities and private operators that deliver waste to our transfer stations, which can lead to additional growth opportunities. We believe that transfer stations will become increasingly important to our operations as new landfills are opening further away from metropolitan areas and waste needs to travel further for disposal in large metropolitan markets.

Commercial and Residential Recycling Services
      We offer collection and processing services to our municipal, commercial and industrial customers for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles, fiberboard, and ferrous and aluminum metals. In some markets, we operate material recovery facilities that are used to sort, bale and ship recyclable materials to market. We also deliver recyclable materials that we collect to third parties for processing and resale. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our commercial customers. We may also manage our exposure to commodity price fluctuations through the use of commodity brokers, which arrange for the sale of recyclable material collected in our operations to third party purchasers. We believe that recycling will continue to be an important component of municipal solid waste management plans due to the public’s environmental awareness and regulations that mandate or encourage recycling.

Landfill Disposal Services
      We charge our landfill customers a tipping fee on a per ton or per yard basis for disposing of their solid waste at our landfills. We generally base our landfill tipping fees on market factors and the type and weight or volume of the waste deposited. We may enter into long-term put or pay disposal arrangements whereby third-party customers can secure disposal capacity at our landfills at pre-arranged fixed rates or pay a penalty equal to the number of tons below the required tonnage multiplied by that disposal rate.
      We dispose of the solid waste we collect in one of four ways: (i) at our own landfills; (ii) through our own transfer stations; (iii) at municipally-owned landfills; or (iv) at third-party landfills or transfer stations. In markets where we do not have our own landfills, we seek to secure favorable long-term disposal arrangements with municipalities or private owners of landfills or transfer stations. In some markets, we may enter into put or pay disposal arrangements with third party operators of disposal facilities. These types of arrangements allow us to fix our disposal costs, but also expose us to the risk that if our tonnage declines and we are unable to deliver the minimum tonnage, we will be required to pay the penalty.

Other Specialized Services
      We offer other specialized services consisting primarily of sales and leasing of compactor equipment and portable toilet services for special events or construction sites.
Local/ Regional Operating Structure
      We manage our business on a local/regional basis. Each of our operating regions also has a number of operating districts where the business is managed on a local basis.
      From a management perspective, each region has a regional Vice President or Manager who reports to our President and Chief Operating Officer. Reporting to the regional Vice Presidents or Managers are district managers who are responsible for the day-to-day operations of their districts, including supervising their sales force, maintaining service quality, implementing our health and safety and environmental programs and overseeing contract administration. District managers work closely with the regional Vice Presidents or Managers to execute business plans and identify business development opportunities. This structure is designed to provide decision-making authority to our district managers who are closest to the needs of the customers they serve in the community. This localized approach allows us to quickly identify and address customer needs, manage local operating dynamics and take advantage of market opportunities.
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

      We have a diverse customer base, with no single contract or customer representing more than 2.0% of consolidated revenue for the year ended December 31, 2005.
Competition
      The solid waste services industry is highly competitive and fragmented. We compete with large, national solid waste services companies, as well as smaller regional solid waste services companies of varying sizes and resources. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than we have. We also compete with operators of alternative disposal facilities, and with municipalities that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees or tax revenue as well as their ability to regulate flow of waste streams.
      The U.S. solid waste industry currently includes three large national waste companies: Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Waste Management of Canada Corporation, and BFI Canada, Inc. are our significant competitors in Canada.
      We compete for collection, transfer and disposal volume based primarily on the price and quality of service. From time to time, competitors may reduce the prices of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the prices of our services or, if we elect not to do so, to lose business.
      Competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national solid waste services companies.
Government Regulation
      Our facilities and operations in the United States and Canada are subject to significant and evolving federal, state, provincial and local environmental, health and safety and land use laws and regulations that impose significant compliance burdens and risks upon us and require us to obtain permits or approvals from various government agencies. We incur recurring, annual operating and capital costs in complying with this regulatory regime. Most permits or approvals must be periodically renewed. Renewals of our landfill permits may result in the imposition of additional conditions that could increase cell development and operating costs above currently anticipated levels, or may limit the type, quantity or quality of waste that may be accepted at the site, thereby reducing operating revenue. Approvals and permits may also be modified or revoked by the issuing agency, impacting operating revenue, and civil or criminal fines and penalties may be imposed for our failure to comply with the terms of our permits and approvals and applicable regulations. In addition, in connection with landfill expansions or increases in transfer station capacities, we will incur significant capital costs in order to meet applicable environmental standards that are a condition to the approval of such expansions or increases.
      The principal statutes and regulations that affect our operations are summarized below:
      The Resource Conservation and Recovery Act of 1976, as amended, or RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. The Subtitle D Regulations, which govern solid waste landfills, include location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, methane gas emission control requirements, groundwater remediation standards and corrective action requirements. The Subtitle D Regulations also require certain landfill sites to meet stringent liner design criteria to keep leachate out of groundwater. All of the states in which we currently operate have adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.
      The Federal Water Pollution Control Act of 1972, as amended, or Clean Water Act, regulates the discharge of pollutants from landfill and other sites into waters of the United States. If run-off from our transfer stations or of collected leachate from our landfills is discharged into surface waters, the Clean Water

Act requires us to obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in the discharge. Our landfills are also required to comply with the EPA’s storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters.
      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, establishes a program for the investigation and cleanup of facilities from which a release of any hazardous substance into the environment has occurred or is threatened. CERCLA imposes strict joint and several liability for the cleanup of facilities on current owners and operators of the site, owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and transporters of waste containing hazardous substances, who select the disposal and treatment facilities. CERCLA also imposes liability for the cost of evaluation and remediation of any damage to natural resources. The costs of a CERCLA investigation and cleanup can be very substantial and liability is not dependent upon a deliberate discharge of a hazardous substance. If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us, or any other generator, transporter or the owner or operator of the contaminated facility, responsible for all investigative and remedial costs, even if others were also liable. While CERCLA gives a responsible party the right to bring a contribution action against other responsible parties, the ability to obtain reimbursement from others could be limited by the ability to find other responsible parties, prove the extent of their responsibility and by the financial resources of these other parties.
      The Clean Air Act of 1970, as amended or Clean Air Act, regulates emissions of air pollutants. The EPA has developed standards that may apply to our landfills depending on the date of construction, location, the materials disposed of at the landfill and the volume of the landfill emissions. The EPA has also issued standards regulating the disposal of asbestos containing materials under the Clean Air Act. Our disposal and collection operations are required to meet certain permitting requirements under the Clean Air Act. We may be required to install methane gas recovery systems at our landfills to meet emission standards under the Clean Air Act.
      All of the federal statutes described above contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes. In addition to a penalty award to the U.S. government, some of these statutes authorize an award of attorneys’ fees to parties successfully advancing such an action.
      The Occupational Safety and Health Act of 1970, as amended, (“OSHA”) and provincial occupation health and safety laws in Canada establish employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized injury causing hazards and to implement certain health and safety training programs. Various OSHA standards apply to our operations, including standards concerning notices of hazards, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs.
      In addition to these federal regulations which are a applicable to our U.S. operations, each state or province in which we operate has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational health and safety, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure care of landfills and transfer stations. Many municipalities also have ordinances, local laws and regulations that affect our operations. These include zoning and health measures which may limit solid waste management activities to specified sites or activities, impose flow control restrictions that direct the delivery of solid wastes to specific facilities or regulate discharges into municipal sewers from our solid waste facilities, laws that grant the right to establish franchises for collection services and then put these franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.
      Permits or other land use approvals for our landfills, as well as state, provincial or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill during a given time period, specify the types of waste that may be accepted at the landfill or the areas from which waste may be accepted at a landfill. Changes in landfill design standards for landfills may require us to construct or operate future landfill cells and infrastructure to a higher and potentially more costly standard than currently anticipated.
      There has been an increasing trend to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the ability of our transfer stations and landfills to operate at full capacity.
Employees
      As of December 31, 2005, we employed approximately 2,100 full-time employees, including approximately 120 persons categorized as professionals or managers, approximately 1,700 employees involved in collection, transfer, disposal and recycling operations, and approximately 280 sales, clerical, data processing or other administrative employees. In Canada, non-salaried employees in 14 of our 22 collection operations are governed by collective agreements, one of which is to be renewed in 2006. We are not aware of any current organizing efforts among our non-unionized employees and believe that relations with our employees are good.
Executive Officers
      The following table sets forth information regarding our executive officers as of March 1, 2006:

Name	Age	Position	Since

David Sutherland-Yoest	49	Chairman and Chief Executive Officer	September 6, 2001
Charles A. Wilcox	53	President and Chief Operating Officer	July 14, 2004
Ivan R. Cairns	60	Executive Vice President, General Counsel and Secretary	January 5, 2004
Mark A. Pytosh	41	Executive Vice President Chief Financial Officer	February 23, 2004 May 18, 2005
Brian A. Goebel	38	Vice President, Chief Accounting Officer and Corporate Controller	October 1, 2003
      Certain biographical information regarding each of our executive officers is set forth below:
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
      Charles A. Wilcox was appointed our President and Chief Operating Officer effective July 14, 2004. Prior to joining us, Mr. Wilcox worked for Waste Management, Inc. from December 1994 where he held the positions of Senior Vice President, Market Planning and Development and prior to that Senior Vice President, Eastern Group.
      Ivan R. Cairns was appointed our Executive Vice President, General Counsel and Corporate Secretary effective January 5, 2004. Prior to joining us, Mr. Cairns served as Senior Vice President and General Counsel at Laidlaw International Inc. and was Senior Vice President and General Counsel at its predecessor, Laidlaw Inc., for over 20 years. In June 2001, Laidlaw Inc., and four of its direct and indirect subsidiaries, filed voluntary petitions for bankruptcy under the U.S. Bankruptcy Code and also commenced Canadian insolvency proceedings. In June 2003, these companies emerged from bankruptcy and the Canadian insolvency proceedings.
      Mark A. Pytosh was appointed our Executive Vice President effective February 23, 2004 and Chief Financial Officer effective May 18, 2005. Prior to joining us, Mr. Pytosh was a Managing Director in Investment Banking at Lehman Brothers where he focused on working with clients in the industrial sector, including leading the firm’s banking efforts in the solid waste industry. Before joining Lehman Brothers in 2000, Mr. Pytosh had 15 years of investment banking experience at Donaldson, Lufkin & Jenrette and Kidder, Peabody.
      Brian A. Goebel was appointed our Vice President, Chief Accounting Officer and Corporate Controller effective October 1, 2003. From December 1999 until joining us, Mr. Goebel, a Certified Public Accountant, held the position of Assistant Controller, ANC Rental Corporation, which owned Alamo and National Car Rental. From January 1997 to December 1999, Mr. Goebel was a Director of Corporate Accounting for AutoNation, Inc. Prior to joining AutoNation, Inc., Mr. Goebel spent eight years in the Business Assurance practice of Coopers & Lybrand, LLP.

Item 1A.	Risk Factors

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy
      As of December 31, 2005, we had total outstanding debt and capital lease obligations of $286.7 million. Our debt is primarily comprised of a $60.0 million revolving credit facility due in April 2009, none of which was outstanding at December 31, 2005, while $18.7 million of capacity was used to support outstanding letters of credit, a $123.25 million term loan maturing in March 2011 and $160.0 million in senior subordinated notes maturing in April 2014. The senior credit facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries, as well as by a pledge of 65% of the common shares of our first tier foreign subsidiaries, including Waste Services (CA). Our Canadian operations guarantee and pledge all of their assets only in support of the $15.0 million portion of the revolving credit facility available to them.
      The amount of our indebtedness owed under the senior credit facilities and senior subordinated notes may have adverse consequences for us, including making us more vulnerable to unfavorable economic conditions and competitive pressures, limiting our ability to borrow additional funds, requiring us to dedicate or reserve a large portion of cash flow from operations to service debt, limiting our ability to plan for or react to changes in our business and industry and placing us at a disadvantage compared to competitors with less debt in relation to cash flow.
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
      We also have outstanding 55,000 shares of redeemable preferred stock that entitle the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. As our credit facilities do not permit us to declare and pay cash dividends, these dividend payments accrue. We are required to redeem this preferred stock by no later than May 6, 2015. We may redeem the preferred stock by payment of $1,000 per share plus all accrued and unpaid dividends. Until May 6, 2006, we may redeem all or any part of the preferred stock by payment of an amount calculated as if the preferred stock were redeemed on May 6, 2006, or approximately $92.7 million for all of the preferred stock.

Our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings
      Our ability to remain competitive, sustain our growth and maintain our operations largely depends on our cash flow from operations and our access to capital. We intend to fund our cash needs through our operating cash flow and borrowings under our senior credit facilities. We may require additional equity or debt financing to fund our growth and debt repayment obligations.
      Additionally, we have provided for our liabilities related to our closure and post-closure obligations. As we undertake acquisitions, expand our operations, and deplete our landfills, our cash expenditures will increase. As a result, working capital levels may decrease and require financing. If we must close a landfill sooner than we currently anticipate, or if we reduce our estimate of a landfill’s remaining available air space, we may be required to incur such cash expenditures earlier than originally anticipated. Expenditures for closure and post-closure obligations may increase as a result of any federal, state or local government regulatory action taken to accelerate such expenditures. These factors could substantially increase our cash expenditures and therefore impair our ability to invest in our existing or new facilities.
      We may need to refinance our existing debt obligations to pay the principal amounts due at maturity. In addition, we may need additional capital to fund future acquisitions and the integration of the businesses that we acquire. Our business may not generate sufficient cash flow, we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all.

We may be unable to obtain or maintain the environmental and other permits, licenses and approvals we need to operate our business, which could adversely affect our earnings and cash flow
      We are subject to significant environmental and land use laws and regulations. To own and operate solid waste facilities, including landfills and transfer stations, we must obtain and maintain licenses or permits, as well as zoning, environmental and other land use approvals. It has become increasingly difficult, costly and time-consuming to obtain required permits and approvals to build, operate and expand solid waste management facilities. The process often takes several years, requires numerous hearings and compliance with zoning, environmental and other requirements and is resisted by citizen, public interest and other groups. The cost of obtaining permits could be prohibitive. We may not be able to obtain and maintain the permits and approvals needed to own, operate or expand our solid waste facilities. Moreover, the enactment of additional laws and regulations or the more stringent enforcement of existing laws and regulations could increase the costs associated with our operations. Any of these occurrences could reduce our expected earnings and cash flow.
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

Any failure to maintain the required financial assurance or insurance to support existing or future service contracts may prevent us from meeting our contractual obligations, and we may be unable to bid on new contracts or retain existing contracts resulting in reduced operating revenue and earnings
      Municipal solid waste services contracts and permits to operate transfer stations, landfills and recycling facilities typically require us to obtain performance bonds, letters of credit or other means of financial assurance to secure our contractual performance. Such contracts and permits also typically require us to maintain adequate insurance coverage. We carry a broad range of insurance coverage and retain certain insurance exposure that we believe is customary for a company of our size. If our obligations were to exceed our estimates, there could be a material adverse effect on our results of operations. We satisfy these financial assurance requirements by providing performance bonds or letters of credit. Our ability to obtain performance bonds or letters of credit is generally dependent on our creditworthiness. Also, the issuance of letters of credit reduces the availability of our revolving credit facilities for other purposes. Our bonding arrangements are generally renewed annually. If we are unable to renew our bonding arrangements on favorable terms or at all or enter into arrangements with new surety providers, we would be unable to meet our existing contractual obligations that require the posting of performance bonds, and we would be unable to bid on new contracts. This would reduce our operating revenue and our earnings.

Our acquisition strategy may be unsuccessful if we are unable to identify and complete future acquisitions and integrate acquired assets or businesses and this subjects us to risks that may have a material adverse effect on our results of operations
      Part of our strategy to expand our business and increase our revenue and profitability is to pursue the acquisition of disposal-based and collection assets and businesses. We have identified a number of acquisition candidates, both in the United States and Canada. However, we may not be able to acquire these candidates at prices or on terms and conditions that are favorable to us. Furthermore, we expect to finance future acquisitions through a combination of seller financing, cash from operations, borrowings under our financing facilities or issuing additional equity or debt securities. Our ability to execute our acquisition strategy also depends upon other factors, including our ability to obtain financing on favorable terms, the successful integration of acquired businesses and our ability to effectively compete in the new markets we enter.
      If we are unable to identify suitable acquisition candidates or successfully complete and integrate acquisitions, we may not realize the expected benefits from our acquisition growth strategy, including any expected benefits from the proposed vertical integration of acquired operations and our existing disposal facilities.

Our business strategy depends in part upon vertically integrating our operations. If we are unable to permit, expand or renew permits for our existing landfill sites or enter into agreements that provide us with access to landfill sites and acquire, lease or otherwise secure access to transfer stations, this may reduce our profitability and cash flow
      Our ability to execute our business strategy depends in part on our ability to permit, expand or renew permits for our existing landfills, develop new landfill sites in proximity to our operations, enter into agreements that will give us long-term access to landfill sites in our markets and to acquire, lease or otherwise secure access to transfer stations that permit us to internalize our collection volume to our own landfill sites. Permits to expand landfills are often not approved until the remaining permitted disposal capacity of a landfill is very low. We may not be able to purchase additional landfill sites, renew the permits for or expand existing landfill sites, negotiate or renegotiate agreements to obtain a long-term advantage for landfill costs or permit or renew permits for transfer stations that allow us to internalize the waste we collect. If we were to exhaust our permitted capacity at our landfills, our ability to expand internally could be limited, and we could be required to cap and close our landfills and dispose of collected waste at more distant landfills or at landfills operated by our competitors or other third parties. In Alberta, Canada, regulations require landfills to be re-approved every 10 years, thereby providing the regulator an opportunity to add potentially more stringent or costly design or operating conditions to the permit or prevent the renewal of the permit. Our landfill located in Alberta, Canada must complete this re-approval process by October 2006. Our inability to secure favorable arrangements (through ownership of landfills or otherwise) for the disposal of collected waste would increase our disposal costs and could result in the loss of business to competitors with more favorable disposal options thereby reducing our profitability and cash flow.
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

We face competition from large and small solid waste services companies and may be unable to successfully compete with other solid waste companies reducing our operating margins
      The markets in which we operate are highly competitive and require substantial labor and capital resources. We compete with large, national solid waste services companies as well as smaller regional solid waste services companies. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than us, or may otherwise be able to provide services at a lower price.
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

The termination or non-renewal of existing customer contracts, or the failure to obtain new customer contracts, could result in declining revenue
      We derive a portion of our revenue from municipal contracts that require competitive bidding by potential service providers. Although we intend to continue to bid on municipal contracts and to re-bid some of our existing municipal contracts, such contracts may not be maintained or won in the future. We may be unable to meet bonding requirements for municipal contracts at a reasonable cost to us or at all. These requirements may limit our ability to bid for some municipal contracts and may favor some of our competitors. If we are unable to compete successfully for municipal contracts because of bonding or other requirements, we may lose important sources of revenue.
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

We depend on third parties for disposal of solid waste and if we cannot maintain disposal arrangements with them we could incur significant costs that would result in reduced operating margins and revenue
      We currently deliver a portion of the solid waste we collect to municipally owned disposal facilities and to privately owned or operated disposal facilities. If municipalities increase their disposal rates or if we cannot obtain and maintain disposal arrangements with private owners or operators, we could incur significant additional costs and, if we are not able to pass these cost increases on to our customers because of competitive pressures, this could result in reduced operating margins and revenue.

Labor unions may attempt to organize our non-unionized employees, which may result in increased operating expenses
      Some of our employees in Canada have chosen to be represented by unions, and we have negotiated collective bargaining agreements with them. Labor unions may make attempts to organize our non-unionized employees. The negotiation of any collective bargaining agreement could divert management’s attention away from other business matters. If we are unable to negotiate acceptable collective bargaining agreements, we may have to wait through “cooling-off” periods, which are often followed by union-initiated work stoppages, including strikes. Unfavorable collective bargaining agreements, work stoppages or other labor disputes may result in increased operating expenses and reduced operating revenue.

Our operating margins and profitability may be negatively impacted by increased fuel and energy costs
      Although fuel and energy costs account for a relatively small portion of our total operating costs, sustained increases in such costs, which we are unable to pass on to our customers because of competitive pressures or contractual limitations, could lower our operating margins and negatively impact our profitability.

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

Changes to patterns regarding disposal of waste could adversely affect our results of operations by reducing the volume of waste available for collection and disposal and thus reducing our earnings
      Waste reduction programs may reduce the volume of waste available for collection and disposal in some areas where we operate. Some areas in which we operate offer alternatives to landfill disposal, such as recycling and composting. In addition, state, local, and provincial authorities increasingly mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills. Any significant adverse change in regulation or patterns regarding disposal of waste could have a material adverse effect on our earnings by reducing the level of demand for our services, resulting in decreased revenue and the earnings we are able to generate.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal executive offices are in leased premises in Burlington, Ontario and in Boca Raton, Florida. We also have leased administrative offices in Alberta and Ontario. Our principal property and equipment consist of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our lenders under our revolving and term loan credit facilities.
      The following table summarizes the real properties used in our operations as of December 31, 2005:

		Collection	Transfer	Recycling
	Administrative	Operations	Stations	Facilities	Landfills

Owned	—	12	3	3	7
Leased	4	21	13	6	—

Total	4	33	16	9	7

      We use approximately 1,000 front-line waste collection vehicles in our operations. We believe that our vehicles, equipment and operating properties are adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, replacement of assets and in connection with future acquisitions.

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
      In December 2002, Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.), or Canadian Waste, one of our competitors, commenced an action in the Court of Queen’s Bench of Alberta against us and one of our former employees in Western Canada who had previously been employed by Canadian Waste. The action alleges breach of the employment contract between the former employee and Canadian Waste, and breach of fiduciary duties. The action also alleges that we participated in those alleged breaches. The action seeks damages in the amount of approximately C$14.5 million, and an injunction enjoining the employee from acting contrary to his alleged employment contract and fiduciary duties.
      In July 2004, Waste Management, Inc. or Waste Management filed a suit in the District Court of Harris County, Texas against Charles A. Wilcox, our President and Chief Operating Officer. The suit is for breach of contract, including breach of a non-competition agreement, and for a temporary and permanent injunction. Mr. Wilcox is subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management. In April 2005, Waste Management filed an amended petition and application for injunction naming us as a defendant to the suit and claiming, among other things, tortious interference with contractual relations and seeking compensatory damages from us.
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
      On December 21, 2005, we held an annual meeting of our shareholders. At the meeting, Lucien Rémillard and Jack E. Short were re-elected as directors to hold office until the 2008 annual meeting of shareholders.
      The following table sets forth the number of votes cast for or withheld for each director nominee:

Director	For	Withheld

Lucien Rémillard	73,787,206	11,776,106
Jack E. Short	76,579,740	8,983,572

      The directors whose terms of office as director continued after the meeting were: David Sutherland-Yoest, Gary W. DeGroote, Michael B. Lazar, George E. Matelich, Wallace L. Timmeny and Michael J. Verrochi.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Since March 8, 2004, our common shares have been traded on the Nasdaq National Market. From September 22, 2000 through March 7, 2004, our common shares were traded on the Nasdaq SmallCap Market. The following table provides high and low common share price information for each quarter within our last two fiscal years:

	High	Low

Year ended December 31, 2005
First Quarter	$3.82	$3.13
Second Quarter	4.33	3.32
Third Quarter	4.04	3.25
Fourth Quarter	3.76	3.27
Year ended December 31, 2004
First Quarter	$6.06	$5.11
Second Quarter	5.37	4.51
Third Quarter	3.00	1.95
Fourth Quarter	3.91	2.41
Holders
      As of March 1, 2006, there were 105 holders of record of our common shares (including holders of record of exchangeable shares of Waste Services (CA)).
Dividends
      We have not paid cash dividends on our common shares to date. The terms of our senior secured credit facilities prohibit us from paying cash dividends without the consent of our lenders. See Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facilities”.
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
Recent Sales of Unregistered Securities
      In August 2005, we issued 285,715 shares of our common stock valued at approximately $1.1 million in a private placement transaction in connection with an exchange of real property in Florida. This stock issuance was exempt from the registration requirements pursuant to Section 4 (2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that it did not involve a public offering.
Repurchases of Securities
      None.

Item 6.	Selected Financial Data
      The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this annual report, especially Note 3 as it relates to our business combinations, significant asset acquisitions and dispositions, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The financial data as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years then ended have been derived from our audited Consolidated Financial Statements. The selected consolidated financial data as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years then ended have been prepared in accordance with accounting principles generally accepted in the United States.

	For Each of the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations and Cash Flow Data:
Revenue	$382,446	$310,785	$126,750	$98,846	$93,241
Income (loss) from operations	11,026	7,517	(5,046)	9,567	(8,671)
Income (loss) before cumulative effect of change in accounting principle	(50,290)	(48,379)	(22,898)	2,127	(19,668)
Cumulative effect of change in accounting principle	—	225	518	—	—
Net income (loss)	(50,290)	(48,154)	(22,380)	2,127	(19,668)
Net loss attributable to common shareholders	(50,290)	(48,154)	(76,952)	(12,590)	(19,668)
Basic and diluted loss per share before cumulative effect of change in accounting principle	(0.51)	(0.55)	(1.99)	(0.39)	(1.60)
Cumulative effect of change in accounting principle	—	—	0.01	—	—
Basic and diluted loss per share	(0.51)	(0.55)	(1.98)	(0.39)	(1.60)
Weighted average common shares outstanding — basic and diluted	98,640	88,232	38,782	32,414	12,260
Cash flows from operating activities	24,623	24,697	9,446	13,654	6,685
Capital expenditures	33,573	46,209	24,438	12,157	3,778

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,887	$8,507	$21,062	$1,775	$2,469
Property, equipment and landfill sites, net	305,391	300,083	192,062	58,994	36,708
Goodwill and other intangible assets, net	329,471	327,756	163,380	66,596	55,089
Total assets	728,389	720,583	470,998	149,022	110,652
Total debt and capital lease obligations (exclusive of cumulative mandatorily redeemable Preferred Stock)	286,669	278,363	177,449	53,645	53,005
Cumulative mandatorily redeemable Preferred Stock	84,971	64,971	48,205	—	—
Total shareholders’ equity	264,491	298,776	201,117	77,817	45,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion is based on, and should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto contained elsewhere in this annual report.
Overview
      We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia).
Sources of Revenue
      Our revenue consists primarily of fees charged to customers for solid waste collection, landfill disposal, transfer and recycling services.
      We derive our collection revenue from services provided to commercial, industrial and residential customers. Collection services are generally performed under service agreements or pursuant to contracts with municipalities. We recognize revenue when services are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the periods in which the services are rendered.
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
      We provide residential waste collection services through a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes, mobile home parks and homeowners associations or through subscription arrangements with individual homeowners. Our contracts with municipalities are typically for a term of three to ten years and contain a formula, generally based on a predetermined published price index, for adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions. The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices we charge in the market for similar services.
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
      Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. We may also manage our exposure to commodity price fluctuations through the use of commodity brokers who will arrange for the sale of recyclable materials from our collection operations to third party purchasers.
Expense Structure
      Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle, liability and workers’ compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of our waste volume. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to third party landfill or transfer station operator. We believe that internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. We expect that our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of collection volumes to our landfill sites.
      In markets where we do not have our own landfills, we seek to secure disposal arrangements with municipalities or private owners of landfills or transfer stations. In these markets, our ability to maintain competitive prices for our collection services is generally dependent upon our ability to secure competitive disposal pricing. If owners of third party disposal sites discontinue our arrangements, we would have to seek alternative disposal sites which could impact our profitability and cash flow. In addition, if third party disposal sites increase their tipping fees and we are unable to pass these increases on to our collection customers, our profitability and cash flow would be negatively impacted.
      We believe that the age and condition of our vehicle fleet has a significant impact on operating costs, including, but not limited to, repairs and maintenance, insurance and driver training and retention costs. Through capital investment, we seek to maintain an average fleet age of approximately six years. We believe that this enables us to best control our repair and maintenance costs, safety and insurance costs and employee turnover related costs.
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
Recent Developments
      On February 6, 2006 we announced the signing of definitive agreements to acquire Liberty Waste, LLC (“Liberty Waste”) and Sun Country Materials, LLC (“Sun Country Materials”) to expand our operations in the Tampa, Florida market. Liberty Waste is a collection operation based in Tampa with two transfer stations located in Tampa and Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida that is currently seeking an expansion permit. These acquisitions will complement our existing operations in the Tampa market. In addition, we will be able to internalize our existing construction and demolition waste volumes and those of Liberty Waste into the acquired landfill. The transactions are both subject to certain customary closing conditions, with the landfill acquisition also subject to the receipt of the expansion permit. The purchase price for the two businesses is $38.5 million, consisting of $13.0 million in cash, $19.0 million in shares of our common stock and $6.5 million of previous cash deposits. As additional deposits, we issued a letter of credit for $3.0 million and 946,372 shares of our common stock. The number of shares of common stock to be issued for the balance of the purchase price is determined by dividing the consideration amount by the average closing price of a share of our common stock for the ten trading days preceding the date of issuance.
Critical Accounting Estimates

General
      Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, landfill airspace, intangible and long-lived assets, closure and post-closure liabilities, revenue recognition, income taxes and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas, information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.
      We believe that of our significant accounting policies (refer to the Notes to Consolidated Financial Statements contained elsewhere in this annual report), the following may involve a higher degree of judgment and complexity:

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

Business Acquisitions and Goodwill
      We account for business acquisitions using the purchase method of accounting. The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.
      We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada, Florida, Texas and Arizona. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 37% and 40%; (iii) future estimated rate of capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimate to range between 8.0% and 9.0%; and (v) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.
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
      Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.
      Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should we repay an obligation earlier then its contractual maturity, any remaining deferred financing costs are charged to earnings. Fees paid to lenders for amendments are deferred and expensed over the remaining life of the facility; ancillary professional fees relating to an amendment are expensed as incurred.

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
      Capitalized landfill costs may also include an allocation of the purchase price paid for the landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based upon the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based upon the ratio of permitted versus probable expansion airspace to total available airspace. Landfill sites are amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.
      We assess the carrying value of our landfill sites in accordance with the provisions of SFAS No. 144. These provisions, as well as possible instances that may lead to impairment, are addressed in “Long-Lived Assets”. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.
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
      Once expansion airspace meets the criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. Changes in engineering estimates are primarily driven by landfill design, compaction and density. These changes primarily effect our depletion rates per ton or tonne, as applicable.
      The following table reflects landfill capacity activity for permitted landfills owned by us for each of the three years ended December 31, 2005, 2004 and 2003 (in thousands of cubic yards):

	December 31, 2005

	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Divested	Estimates	Consumed	of Year

United States
Permitted capacity	268,883	—	—	(414)	(2,381)	266,088
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	287,183	—	—	(414)	(2,381)	284,388

Number of sites	4	—	—	—	—	4
Canada
Permitted capacity	11,642	—	—	1,115	(879)	11,878
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	11,642	—	—	1,115	(879)	11,878

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	280,525	—	—	701	(3,260)	277,966
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	298,825	—	—	701	(3,260)	296,266

Number of sites	7	—	—	—	—	7

	December 31, 2004

	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Divested	Estimates	Consumed	of Year

United States
Permitted capacity	26,084	244,000	(94)	—	(1,107)	268,883
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	44,384	244,000	(94)	—	(1,107)	287,183

Number of sites	3	2	(1)			4
Canada
Permitted capacity	10,871	1,430	—	—	(659)	11,642
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	10,871	1,430	—	—	(659)	11,642

Number of sites	2	1	—	—	—	3
Total
Permitted capacity	36,955	245,430	(94)	—	(1,766)	280,525
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	55,255	245,430	(94)	—	(1,766)	298,825

Number of sites	5	3	(1)	—	—	7

	December 31, 2003

	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Divested	Estimates	Consumed	of Year

United States
Permitted capacity	—	26,084	—	—	—	26,084
Probable expansion capacity	—	18,300	—	—	—	18,300

Total available airspace	—	44,384	—	—	—	44,384

Number of sites	—	3	—	—	—	3
Canada
Permitted capacity	7,618	3,863	—	—	(610)	10,871
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	7,618	3,863	—	—	(610)	10,871

Number of sites	2	—	—	—	—	2
Total
Permitted capacity	7,618	29,947	—	—	(610)	36,955
Probable expansion capacity	—	18,300	—	—	—	18,300

Total available airspace	7,618	48,247	—	—	(610)	55,255

Number of sites	2	3	—	—	—	5

Accrued Closure and Post-Closure Obligations
      We recognize as an asset, an amount equal to the fair value of the liability for an asset retirement obligation. The asset is then depleted consistent with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Additionally, we recognize a liability for the present value of the estimated future asset retirement obligation. The liability will be adjusted for: (i) additional liabilities incurred or settled; (ii) accretion of the liability to its future value; and (iii) revisions in the estimated cash flows relative to closure and post-closure costs. As further discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2004 we changed our methodology used to define an obligating event.
      Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post-closure liabilities by estimating the total future obligation in current dollars, increasing the obligations based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the resultant total to its present value using a 9.5% credit-adjusted risk-free discount rate. For 2006, we expect to use an inflation rate of approximately 2.5% and a discount rate of approximately 8.0%. Accretion of discounted cash flows associated with the closure and post-closure obligations is accrued over the estimated life of the landfill.

Accounting for Income Taxes
      We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statement of operations.

Risk Management
      Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies, which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, the size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2005 we had posted letters of credit with our U.S. insurer of $8.4 million to cover the liability for losses within the deductible limit. During the first quarter of 2006, we increased this letter of credit to $9.3 million. Provisions for retained claims are made by charges to expense based upon periodic evaluations by management of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Translation and Re-Measurement of Foreign Currency
      A portion of our operations is domiciled in Canada; as such, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
Operating Results

Results of Operations for each of the Three Years Ended December 31, 2005, 2004 and 2003
      The following tables set forth our consolidated results of operations for each of the three years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005

	U.S.		Canada		Total

Revenue	$216,115	100.0%	$166,331	100.0%	$382,446	100.0%
Operating expenses:
Cost of operations	165,316	76.5%	111,013	66.8%	276,329	72.3%
Selling, general and administrative expense	33,288	15.4%	23,197	14.0%	56,485	14.8%
Settlement with sellers of Florida Recycling	(4,120)	-1.9%	—	0.0%	(4,120)	-1.1%
Depreciation, depletion and amortization	23,598	10.9%	19,356	11.6%	42,954	11.2%
Foreign exchange loss (gain) and other	(799)	-0.4%	571	0.3%	(228)	-0.1%

Income (loss) from operations	$(1,168)	-0.5%	$12,194	7.3%	$11,026	2.9%

	2004

	U.S.		Canada		Total

Revenue	$168,067	100.0%	$142,718	100.0%	$310,785	100.0%
Operating expenses:
Cost of operations	126,406	75.2%	96,991	68.0%	223,397	71.9%
Selling, general and administrative expense	32,883	19.6%	21,796	15.3%	54,679	17.6%
Settlement with sellers of Florida Recycling	(8,635)	-5.1%	—	0.0%	(8,635)	-2.8%
Depreciation, depletion and amortization	17,888	10.6%	16,316	11.4%	34,204	11.0%
Foreign exchange gain and other	—	0.0%	(377)	-0.3%	(377)	-0.1%

Income (loss) from operations	$(475)	-0.3%	$7,992	5.6%	$7,517	2.4%

	2003

	U.S.		Canada		Total

Revenue	$1,765	100.0%	$124,985	100.0%	$126,750	100.0%
Operating expenses:
Cost of operations	1,300	73.7%	83,377	66.7%	84,677	66.8%
Selling, general and administrative expense	4,617	261.6%	25,815	20.6%	30,432	24.0%
Depreciation, depletion and amortization	200	11.3%	14,727	11.8%	14,927	11.8%
Foreign exchange loss and other	—	0.0%	1,760	1.4%	1,760	1.4%

Loss from operations	$(4,352)	-246.6%	$(694)	-0.5%	$(5,046)	-4.0%

Revenue
      A summary of our revenue, by service line, for each of the three years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005		2004		2003

Collection	$317,687	76.6%	$259,983	78.3%	$103,215	74.0%
Landfill disposal	44,913	10.8%	27,101	8.2%	13,173	9.4%
Transfer station	38,055	9.2%	27,892	8.4%	17,315	12.4%
Material recovery facilities	10,306	2.5%	10,531	3.2%	4,859	3.5%
Other specialized services	3,546	0.9%	6,402	1.9%	955	0.7%

	414,507	100.0%	331,909	100.0%	139,517	100.0%
Intercompany elimination	(32,061)		(21,124)		(12,767)

	$382,446		$310,785		$126,750

      A summary of our revenue for each of the three years ended December 31, 2005, 2004 and 2003, by reportable segment, is as follows (in thousands):

			All Other
	Florida	Canada	Operations	Total Revenue

2005	$187,041	$166,331	$29,074	$382,446
2004	144,089	142,718	23,978	310,785
2003	—	124,985	1,765	126,750
      Revenue was $382.4 million and $310.8 million for the years ended December 31, 2005 and 2004, respectively, an increase of $71.6 million or 23.1%. The increase in revenue in 2005 for our Florida operations of $42.9 million or 29.8% was driven by price increases of $10.1 million, of which $3.5 million related to fuel surcharges, increased volume at our landfill sites of $5.2 million, other organic volume growth of $5.8 million and acquisitions of $33.3 million. Offsetting these increases were decreases of $6.5 million related to 2004 hurricane volumes and other decreases of $5.0 million, primarily related to our exiting of certain lower margin residential collection contracts. These contracts, which expired or were divested at, or around, the end of the third quarter of 2005, had annualized revenue of approximately $20.0 million.
      The increase in revenue in 2005 for our Canadian operations of $23.6 million or 16.5% was due to price increases of $7.7 million, of which $3.1 million related to fuel surcharges, increased volume at our landfill sites, primarily due to special waste projects, of $3.7 million, other organic volume growth of $1.4 million and the favorable effects of foreign exchange movements of $11.2 million, offset by other decreases of $0.4 million.

      The increase in revenue in 2005 for our other operating segments of $5.1 million or 21.3% was due to price increases of $0.8 million, of which $0.4 million related to fuel surcharges, increased volume at our landfill sites of $1.3 million, other organic volume growth of $4.7 million, offset by other decreases of $1.7 million.
      Revenue was $310.8 million and $126.8 million for the years ended December 31, 2004 and 2003, respectively, an increase of $184.0 million or in excess of 100%. The increase in revenue in 2004 for our Florida operations of $144.1 million was driven by acquisitions of $126.5 million, volume at our new landfills of $7.5 million and internal growth of $10.1 million. Our internal growth in Florida was driven primarily by hurricane related collection volumes during 2004.
      The increase in revenue in 2004 for our Canadian operations of $17.7 million or 14.2% was due to increased volume of $4.2 million, price increases of $3.7 million, acquisitions of $0.4 million and the favorable effects of foreign exchange movements of $9.4 million.
      The increase in revenue in 2004 for our other operating segments of $22.2 million or in excess of 100% was due to acquisitions of $21.4 million and landfill volume at our new landfills and internal growth of $0.8 million.

Cost of Operations
      Cost of operations was $276.3 million and $223.4 million for the years ended December 31, 2005 and 2004, respectively, an increase of $52.9 million or 23.7%. As a percentage of revenue, cost of operations was 72.2% and 71.9% for the years ended December 31, 2005 and 2004, respectively.
      The increase in cost of operations in 2005 for our U.S. operations of $38.9 million or 30.8% was primarily driven by a full period of cost related to acquisitions made in Florida during the second quarter of 2004, higher overall operating and labor costs in our Florida operations, the opening of our domestic transfer stations and landfill operations in Arizona and Texas and increased fuel costs. As a percentage of revenue, cost of operations in our domestic operations was 76.4% and 75.2% for the year ended December 31, 2005 and 2004, respectively. This decline in our domestic gross margin is primarily due to the acquisition of lower margin collection operations in Florida. As compared to Canada, our lower margins in the United States are primarily driven by lower-margin residential collection business and higher operating costs in the United States.
      The increase in cost of operations in 2005 for our Canadian operations of $14.0 million or 14.5% was due to increased fuel costs of $1.8 million or 1.9%, increased equipment and building repair and maintenance costs of $1.7 million or 1.8%, increased disposal volumes and sub-contractor costs of $1.2 million or 1.2%, increased labor, insurance and other costs of $1.8 million or 1.9% and the unfavorable effects of foreign exchange movements of $7.5 million or 7.7%. Cost of operations as a percentage of revenue improved to 66.7% from 68.0% for the year ended December 31, 2005 as compared to the previous year. The increase in gross margin is due to an increased percentage of higher margin landfill business, offset by increased operating costs.
      Cost of operations was $223.4 million and $84.7 million for the years ended December 31, 2004 and 2003, respectively, an increase of $138.7 million or in excess of 100.0%. As a percentage of revenue, cost of operations was 71.9% and 66.8% for the years ended December 31, 2004 and 2003, respectively. The increase in cost of operations in 2004 for our United States operations of $125.1 million or in excess of 100% was primarily driven by acquisitions in both Florida and Arizona and an increase in landfill operating costs at our recently opened landfill sites in both Florida and Arizona. As a percentage of revenue, cost of operations in our domestic operations was 75.2% and 73.7% for the years ended December 31, 2004 and 2003, respectively. Our lower margins in the United States, as compared to Canada, were primarily driven by the higher mix of lower margin collection revenue in the United States.
      The increase in cost of operations in 2004 for our Canadian operations of $13.6 million or 16.3% was due to disposal and sub-contractor costs of $3.0 million or 3.6%, increased labor of $3.0 million or 3.6%, and fuel and other operating costs of $0.8 million or 1.0%. The unfavorable effects of foreign exchange movements increased cost of operations by $6.8 million or 8.1%. The increase in disposal, subcontractor, and labor costs in aggregate dollars and as a percentage of revenue was due to increased disposal volumes as well as higher transportation and fuel costs in our Canadian operations coupled with a higher mix of lower margin collection revenue.

Selling, General and Administrative Expense
      Selling, general and administrative expense was $56.5 million and $54.7 million for the years ended December 31, 2005 and 2004, respectively, an increase of $1.8 million or 3.3%. As a percentage of revenue, selling, general and administrative expense was 14.8% and 17.6% for the years ended December 31, 2005 and 2004, respectively. Our stock based compensation expense (benefit) was $1.1 million and $(0.1) million for the years ended December 31, 2005 and 2004, respectively. The overall increase in selling, general and administrative expense is primarily due to the adverse effect of foreign exchange movements of $1.5 million. After eliminating the effects of foreign exchange movements, the reduction in selling, general and administrative expense is due primarily to lower provisions for corporate severance related costs of $0.9 million, doubtful accounts in our Arizona operations of $0.9 million and lower overall insurance costs of $0.6 million. Offsetting these decreases are $1.5 million of increases in legal and professional costs, labor and other related overhead costs, in part due to acquisitions in 2004. Separately, due to fourth quarter 2005 results not meeting management expectations we reversed $0.3 million of accrued bonus.
      Selling, general and administrative expense was $54.7 million and $30.4 million for the years ended December 31, 2004 and 2003, respectively, an increase of $24.3 million or 79.9%. As a percentage of revenue, selling, general and administrative expense was 17.6% and 24.0% for the years ended December 31, 2004 and 2003, respectively. Our stock based compensation expense (benefit) was $(0.1) million and $2.7 million for the years ended December 31, 2004 and 2003, respectively. The overall increase in selling, general and administrative expense was primarily due to acquisitions in the U.S., and to increased salaries, systems and other overhead costs incurred in connection with our expansion into the U.S. In the year ended December 31, 2004, we incurred legal and professional fees of $0.8 million in connection with our migration transaction. Concurrent with our bank amendment in 2004, we incurred approximately $0.8 million of legal and professional fees that were currently expensed. During 2004, our compliance efforts with Sarbanes-Oxley increased our overhead spending on third party professionals by approximately $0.9 million. Separately, during the third quarter of 2004 and as part of our cost reduction initiatives, we reduced our workforce by approximately 55 employees and incurred approximately $2.7 million in severance charges and other related costs, of which $1.7 million related to our former President. The unfavorable effects of foreign exchange movements increased selling, general and administrative expense by $1.5 million.
      Stock-based compensation expense (benefit) relates to options and warrants issued to certain employees and consultants for which variable accounting applies. Stock-based compensation expense (benefit) is partially based on changes in our stock price. As of January 1, 2006, we will change our method of accounting for stock based compensation. See Note 2 of our Notes to Consolidated Financial Statements.

Settlement with sellers of Florida Recycling
      In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”). Shortly after its acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling provided by the sellers contained misstatements and could not be relied upon. During the first half of 2005, these financial statements were re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at the closing market price as of September 24, 2004) with a total value of approximately $8.6 million, are recorded as income. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. We believe such cost approximates fair value at such date. The gain recognized on the settlement approximated $4.1 million for 2005.

Depreciation, Depletion and Amortization
      Depreciation, depletion and amortization was $43.0 million and $34.2 million for the years ended December 31, 2005 and 2004, respectively, an increase of $8.8 million or 25.7%. As a percentage of revenue, depreciation, depletion and amortization remained relatively flat at 11.2% and 11.0% for the years ended December 31, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the year ended December 31, 2005, as compared to the prior year, is primarily attributable to increases in landfill disposal volumes at our domestic and Canadian landfill sites, coupled with overall higher average depletion rates per ton. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $1.3 million. Landfill depletion rates ranged from $1.07 to $8.10 and $1.14 to $7.73 per ton for our operating U.S. landfills during the year ended December 31, 2005 and 2004, respectively. The change in the depletion rate per ton was primarily due to the opening of our Arizona and Texas landfills as well as changes in engineering estimates. Landfill depletion rates ranged from C$2.57 to C$17.80 and C$3.31 to C$15.88 per tonne for our Canadian landfills during the years ended December 31, 2005 and 2004, respectively. The change in the depletion rate per tonne was primarily due to changes in engineering estimates.
      Depreciation, depletion and amortization was $34.2 million and $14.9 million for the years ended December 31, 2004 and 2003, respectively, an increase of $19.3 million or in excess of 100.0%. As a percentage of revenue, depreciation, depletion and amortization was 11.0% and 11.8% for the years ended December 31, 2004 and 2003, respectively. The overall increase in depreciation, depletion and amortization was primarily due to our acquisitions in the United States coupled with depletion at three landfills that were opened during 2004. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $1.1 million. Landfill depletion rates during the year ended December 31, 2004 ranged from $1.14 to $7.73 per ton for our operating U.S. landfills and C$3.31 to C$15.88 per tonne for our operating Canadian landfills.

Foreign Exchange Loss (Gain) and Other
      Foreign exchange loss (gain) and other was $(0.2) million, $(0.4) million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The foreign exchange loss and other relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. The other gains or losses primarily relate to sales of equipment or properties.

Interest Expense
      The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Preferred Stock and amortization of issue costs	$20,984	$17,582	$10,161
Credit facility and Senior Subordinated Note interest	25,374	19,858	4,011
Amortization of debt issue costs	1,408	10,294	3,281
Capitalized interest	—	(178)	—
Other interest expense	1,414	864	986

	$49,180	$48,420	$18,439

      Interest expense was $49.2 million and $48.4 million for the years ended December 31, 2005 and 2004, respectively, an increase of $0.8 million or 1.7%. The increase in cash interest expense for the year is due to overall higher amended rates on our Credit Facilities coupled with penalty interest on our Senior Subordinated Notes. Amortization of debt issue costs decreased for the year due to the full amortization in 2004 of the bridge financing fees of $9.9 million offset by amortization on our Credit Facilities and our Senior Subordinated Notes. The increase in the Preferred Stock dividends is primarily due to compounding and accretion. The weighted average interest rate on secured credit facility borrowings was 7.80% and 7.11% for the years ended December 31, 2005 and 2004, respectively. As is discussed further in Liquidity and Capital Resources, through the first three quarters of 2005 we incurred liquidated damages (penalty interest) due to the delay of the registration of our Senior Subordinated Notes. During the third quarter of 2005, the registration statement was filed and declared effective and the exchange offer was commenced and consummated. The liquidated damages were $1.1 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. As of September 28, 2005, we were no longer subject to liquidated damages.
      Interest expense was $48.4 million and $18.4 million for the years ended December 31, 2004 and 2003, respectively, an increase of $30.0 million or in excess of 100.0%. The increase in interest expense is due primarily to: (i) increased amortization of debt issue costs, which includes a $6.5 million charge for the remaining unamortized debt issue costs associated with the repayment of our 364-day Credit Facility in April 2004, (ii) increased interest expense relative to our senior credit facilities and Senior Subordinated Notes, and (iii) increased non-cash dividends and amortization of issue costs relative to our cumulative mandatorily redeemable Preferred Stock. The weighted average interest rate on credit facility borrowings was 7.11% and 6.54% for the years ended December 31, 2004 and 2003, respectively.

Changes in fair value of warrants pending registration
      Due to the nature of certain financial penalties within the registration rights agreement in our April 2004 equity private placement, the common shares, warrants and related proceeds from the offering were classified outside of shareholders’ equity until the registration was declared effective during August of 2004. Such amounts were reclassified to permanent equity during the third quarter of 2004. There were no penalties associated with this registration.

Income Tax Provision (Benefit)
      The income tax provision (benefit) was $12.1 million, $7.6 million and $(0.6) million for the years ended December 31, 2005, 2004 and 2003, respectively. The income tax provision is in excess of amounts at the combined federal and state/provincial statutory rates due to the non-deductible nature of dividends accrued on our Preferred Stock, coupled with valuation allowances on our net operating losses in the United States.
      As of December 31, 2005, we had $93.1 million of net operating loss carry-forwards, of which, $79.8 million related to our U.S. operations. Refer to our Consolidated Financial Statements for the amount of net operating loss carry-forwards expiring in each future year. We have determined that the realization of the future tax benefit related to the Canadian loss carry-forwards totaling $13.3 million is more likely than not and accordingly, have not provided a tax valuation allowance against the benefit of these tax loss carry-forwards as they are expected to be utilized through future operations and certain tax planning strategies. Due to the start-up nature of our U.S. operations, we have provided a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. Separately, changes in our ownership structure in the future could result in limitations on the utilization of loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.
Liquidity and Capital Resources
      Our principal capital requirements are to fund capital expenditures, debt service and business and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities and proceeds from debt and equity issuances.

Senior Secured Credit Facilities
      On April 30, 2004, we entered into Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of December 31, 2005, there were no amounts outstanding on the revolving credit facility, while $18.7 million of capacity was used to support outstanding letters of credit.
      As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On October 4, 2004, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the Credit Facilities and increased the interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Eurodollar loans. Until we met certain target leverage ratios, as defined, availability under the amended revolving credit facility was reduced to $50.0 million, up to $12.5 million of which was available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005 we issued 2,640,845 shares of common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million in satisfaction of this covenant.
      On October 26, 2005, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment, among other items, decreases the current interest rate on our term loan by 125 basis points to 325 basis points over Eurodollar loans. In addition, the amendment restored access under the revolving credit facility to $60.0 million, up to $15.0 million of which is available to our Canadian operations.
      On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at closing to refinance amounts then outstanding under our existing revolving credit facility. The $25.0 million available portion of the new term loan tranche is available on a delayed draw basis until March 30, 2006 for the financing of potential acquisitions that are otherwise permitted under the terms of the Credit Facilities and that do not materially increase total leverage on a pro forma basis.
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

Maximum Consolidated
	Maximum Consolidated	Senior Secured Leverage	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Ratio	Interest Coverage Ratio

FQ1 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ2 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ3 2006	5.00:1.00	2.25:1.00	2.00:1.00
FQ4 2006	4.75:1.00	2.25:1.00	2.25:1.00
      As of December 31, 2005, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

Senior Subordinated Notes
      On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Senior Subordinated Notes mature on April 15, 2014. Interest on the Senior Subordinated Notes is payable semi annually on October 15 and April 15. The Senior Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Senior Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Senior Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay indebtedness under our Credit Facilities.
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
      In April 2004, we entered into a Registration Rights Agreement with the initial purchaser of the Senior Subordinated Notes in which we agreed to file a registration statement for the exchange of the Senior Subordinated Notes for registered notes with identical terms and have such registration declared effective within specified time frames. Prior to the third quarter of 2005, as we had not complied with these requirements of the Registration Rights Agreement, we were required to pay liquidated damages to the holders of the notes. These liquidated damages were expensed as incurred and were payable, in cash, at the same time as interest payments due under the Subordinated Notes. During the third quarter of 2005, the registration statement was filed and declared effective, and the exchange offer was commenced and consummated. As of September 28, 2005 we were no longer required to pay liquidated damages.

Equity Placements
      On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 shares of our common stock and warrants to purchase 1,340,000 common shares in private placement transactions to certain investors. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, a director of ours at the time of such issuance, is a principal of Sanders Morris Harris Inc.
      On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, and issued 2,640,845 shares of common stock to Mr. DeGroote for net proceeds of approximately $6.8 million. Additionally, we issued warrants to purchase 264,085 shares of common stock at an exercise price of $2.84 per share. The warrants remain exercisable until March 2010. This equity infusion was required as a condition to our Credit Facilities.

Cumulative Mandatory Redeemable Preferred Stock
      In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of our common stock (on a one-for-one basis) for $3.00 per share. The warrants are exercisable at anytime until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $87.3 million as of December 31, 2005. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.
      As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividends are accrued. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets to redeem approximately $156.1 million of principal and accrued dividends, on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Senior Subordinated Notes issued on April 30, 2004, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Senior Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Senior Subordinated Notes are fully repaid or otherwise satisfied; or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.
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

Migration Transaction
      Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, Waste Services was a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became a subsidiary of Waste Services.
      The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 87,657,035 shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
      The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares: (i) will receive the same dividends as holders of shares of our common stock, and (ii) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are a component of our common equity.
      Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of our common stock.

Surety Bonds and Letters of Credit
      Municipal solid waste services contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2005, we had provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $65.5 million to collateralize our obligations, of which $18.7 million relates to estimated closure and post closure obligations at our landfills and transfer stations. We expect future increases in these levels of financial assurance relative to our closure and post closure obligations as we utilize capacity at our landfills.

Cash Flows
      The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2005, 2004 and 2003.

Cash Flows from Operating Activities
      Cash provided by operating activities was $24.6 million and $24.7 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our operations.
      Cash provided by operating activities was $24.7 million and $9.4 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash provided by operating activities was primarily due to cash generated from our Canadian operations and domestic acquisitions as well as improvements in working capital.

Cash Flows used in Investing Activities
      Cash used in investing activities was $39.5 million and $198.2 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cash used in investing activities is primarily due to the various business acquisitions we completed during 2004, which used $164.8 million of cash, coupled with lower capital expenditures as compared to 2004 of $12.6 million, offset by minor asset acquisitions and contingent purchase price payments of $8.1 million in 2005. We expect our capital expenditures to range from $42.0 million to $45.0 million for all of 2006. We intend to finance capital expenditures and business acquisitions through operating cash flow, borrowings under our Credit Facilities, subject to the limitations on our investing activities set out in the Credit Facilities Agreement, proceeds from asset sales and the issuance of additional debt and/or equity securities. Cash used in deposits for business acquisitions primarily relates to ongoing negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we have reimbursed Mr. Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired and with ongoing efforts to expand the capacity of a solid waste landfill.
      Cash used in investing activities was $198.2 million and $195.6 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash used in investing activities was primarily due to the various business acquisitions we completed during 2004, which used $164.8 million of cash, and increased capital expenditures by $21.8 million as compared to 2003. Proceeds from business divestitures of $14.2 million primarily related to the sale of non-core assets acquired as part of the Allied and Florida Recycling transactions.

Cash Flows from Financing Activities
      Cash provided by financing activities was $14.9 million and $160.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cash provided by financing activities is due to our debt and equity private placements of $336.6 million in 2004 not recurring to the same extent in 2005. In 2005, we issued $25.0 million under our credit facilities and equity private placements of $7.5 million.
      Cash provided by financing activities was $160.7 million and $205.1 million for the years ended December 31, 2004 and 2003, respectively. The decrease in cash flows from financing activities was due to overall lower equity offerings and related proceeds offset by releases of cash collateral supporting outstanding letters of credit.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.
      As a result of the amendment to Rule 4-01(a) adopted in April 2005, SFAS 123(R) will be effective for us at the beginning of the first quarter of 2006. We expect to adopt the provisions of SFAS 123(R) using the modified prospective method, which will result in the recognition of compensation expense for all awards granted after the effective date and all previously granted share-based awards that remain unvested at the effective date. As a result of adopting SFAS 123(R) we expect our stock based compensation costs related to those options outstanding at December 31, 2005 and continuing to vest, to approximate $2.0 million for the year ended December 31, 2006.

Seasonality
      We expect the results of our Canadian operations to vary seasonally, with revenue typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The seasonality is attributable to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity. Second, certain operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis. Also, during the summer months, there are more tourists and part-time residents in some of our service areas, resulting in more residential and commercial collection. Consequently, we expect operating income to be generally lower during the winter. The effect of seasonality on our results of operations from our U.S. operations, which are located in warmer climates than our Canadian operations, is less significant than on our Canadian operations.

Off-Balance Sheet Financing
      We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreements are further described in the notes to our Consolidated Financial Statements. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we have provided for the draw as of December 31, 2005. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director.

Tabular Disclosure of Contractual Obligations
      We have various commitments primarily related to funding of short-term debt, our Preferred Stock, closure and post-closure obligations and capital and operating lease commitments. You should also read our discussion regarding “Liquidity and Capital Resources” earlier in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table provides details regarding our contractual obligations and other commercial commitments subsequent to December 31, 2005 (in thousands):

						Beyond 5
	2006	2007	2008	2009	2010	Years	Total

Contractual cash obligations:
Senior secured credit facilities(1)	$1,188	$1,250	$1,250	$1,250	$88,812	$29,500	$123,250
Senior subordinated notes payable(1)	—	—	—	—	—	160,000	160,000
Capital lease obligations	454	—	—	—	—	—	454
Other subordinated promissory notes payable	177	190	203	217	232	1,946	2,965
Operating lease commitments	5,359	4,656	4,016	2,773	2,389	7,895	27,088
Cumulative mandatorily redeemable Preferred Stock(2)	—	—	—	156,142	—	—	156,142
Construction commitments	7,014	—	—	—	—	—	7,014
Closure and post-closure obligations(3)	107	394	394	5,839	1,970	185,877	194,581

	$14,299	$6,490	$5,863	$166,221	$93,403	$385,218	$671,494

(1)	Refer to the notes contained in our Consolidated Financial Statements included elsewhere in this annual report for information relative to interest repayment provisions.

(2)	This table includes our cumulative mandatorily redeemable Preferred Stock, which must be redeemed in full no later than May 2015. The future payment of $156.1 million represents the principal, plus accrued dividends at 17.75% compounded quarterly to May 6, 2009, which is the earliest date Kelso may require us to repay the obligation. If we do not redeem by May 6, 2009, Kelso may require us to initiate a sale of our assets on terms acceptable to our Board of Directors.

(3)	Future payments on closure and post-closure obligations are not discounted and contemplate full utilization of current and probable expansion airspace.

Other Contractual Arrangements
      As a condition of the purchase of the Cactus Landfill in Arizona, the sellers are entitled to additional purchase consideration upon the landfill achieving certain average tons per day thresholds in any quarter. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. During 2005, we paid $3.0 million relative to our obligation under this agreement.
      During December 2003, we issued 600,000 common shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.
      From time to time and in the ordinary course of business, we may enter into certain acquisitions of disposal facilities whereby we will also enter into a royalty agreement. These agreements are usually based upon the amount of waste deposited at our landfill sites or in certain instances, our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.
      In the normal course of our business, we have other commitments and contingencies relating to environmental and legal matters. For a further discussion of commitments and contingencies, see our Consolidated Financial Statements contained elsewhere in this annual report. In addition certain of our executives are retained under employment agreements. These employment agreements vary in term and related benefits. Refer to Item 11 — “Executive Compensation” contained elsewhere in this annual report for a more detailed discussion of our employment agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2005 and 2004 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.6 million.
      As of December 31, 2005, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base Eurodollar loans as defined. A 25 basis point increase in base interest rates relative to our revolving and term facilities would increase annual cash interest expense by approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data
      All financial statements and supplementary data that are required by this Item are listed in Part IV, Item 15 of this annual report and are presented beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not Applicable

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
      The report is included in Item 8 of this annual report.
Attestation Report of Registered Public Accounting Firm
      The report is included in Item 8 of this annual report.

Item 9B.	Other Information
      None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Directors
      The following table sets forth certain information with respect to our directors as of March 1, 2006:

Name	Age	Since	Position

David Sutherland-Yoest	49	September 6, 2001	Chairman, Chief Executive Officer and Director
Gary W. DeGroote(3)	50	September 6, 2001	Director
Michael B. Lazar(3)	36	May 6, 2003	Director
George E. Matelich(2)	49	May 6, 2003	Director
Lucien Rémillard	58	September 6, 2001	Director
Jack E. Short(1)(2)	65	July 28, 2004	Director
Wallace L. Timmeny(1)(2)(3)	68	July 28, 2004	Director
Michael J. Verrochi(1)(2)	66	July 28, 2004	Director

(1)	Member of the Audit Committee.

(2)	Member of the Governance Committee.

(3)	Member of the Compensation Committee.
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

      Michael B. Lazar has been a director since May 6, 2003. Mr. Lazar is the Chief Operating Officer of BlackRock Kelso Capital, a business development company that provides debt and equity capital to middle market companies. Prior to joining BlackRock Kelso Capital in 2005, Mr. Lazar was a Managing Director and Principal at Kelso & Company having joined in 1993. Prior to joining Kelso, Mr. Lazar worked in the Acquisition Finance Group at Chemical Securities, Inc. (predecessor to JP Morgan Securities, Inc.). Mr. Lazar began his career in the Corporate Finance and Structured Finance Groups at Chemical Bank. Mr. Lazar is also a director of Endurance Business Media, Inc.. Mr. Lazar is a nominee to the Board of Directors of Kelso Investment Associates VI, L.P. and KEP VI, LLC, affiliates of Kelso & Company, as holders of our Preferred Stock.
      George E. Matelich has been a director since May 6, 2003. Mr. Matelich has been a Managing Director of Kelso & Company since 1990. Mr. Matelich has been affiliated with Kelso & Company since 1985. Mr. Matelich serves as a director of Coffeyville Resources LLC, Optigas, Inc. and as a Trustee of the University of Puget Sound. Mr. Matelich is a nominee to the Board of Directors of Kelso Investment Associates VI, L.P. and KEP VI, LLC, affiliates of Kelso & Company, as holders of our Preferred Stock.
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
      Wallace L. Timmeny became a director on July 28, 2004. Mr. Timmeny has been a partner in the law firm of Dechert LLP since 1996. Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association. From 1965 to 1979, Mr. Timmeny was an attorney with the U.S. Securities and Exchange Commission and ultimately the deputy director of its Division of Enforcement. Mr. Timmeny serves on the board of directors for Friedman, Billings, Ramsey Group, Inc.
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
      We have a separately designated standing Audit Committee. The members of the Audit Committee are Jack E. Short, Wallace L. Timmeny and Michael J. Verrochi. The Board has determined that we have at least one financial expert on our Audit Committee, Jack E. Short, who is an independent director.
Section 16(a) Beneficial Ownership Reporting Compliance
      Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16 (a) of the Exchange Act that were furnished to us during fiscal 2005 for persons who were, at any time during fiscal 2005, our directors or executive officers or beneficial owners of more than 10% of the outstanding shares of our common stock, all filing requirements for reporting persons were met except by David Sutherland-Yoest who filed one late report with respect to one transaction and Westbury Bermuda Ltd. which filed one late report with respect to one transaction.
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

Item 11.     Executive Compensation
Compensation Paid to Named Executive Officers
      The following table provides information relating to compensation for our last three fiscal years for each person who served as the Chief Executive Officer during fiscal 2005 and our four other most highly compensated executive officers serving at the end of 2005. The amounts shown include compensation for services in all capacities that were provided to us and to our direct and indirect subsidiaries and predecessors.
Summary Compensation Table

				Long-Term
				Compensation
				Awards
		Annual Compensation		Securities
				Underlying
		Salary	Bonus	Options/	All Other
Name and Principal Position	Year	($)(1)	($)	SARS	Compensation

	(In thousands of U.S. dollars,
	except securities underlying options/SARS)

David Sutherland-Yoest	2005	$589.0	$224.0	—	$0.9	(2)
Chairman and Chief Executive Officer	2004	476.7	—	—	—
	2003	223.1	428.3	1,000,000	—
Charles A. Wilcox	2005	463.5	151.2	—	25.2	(3)
President and Chief Operating Officer	2004	192.1	125.0	1,250,000	11.5
Effective July 14, 2004	2003	—	—	—	—
Ivan R. Cairns	2005	399.1	147.8	—	8.6	(4)
Executive Vice-President, General Counsel and Corporate Secretary	2004	330.3	—	—	4.8
Effective January 5, 2004	2003	—	—	600,000	—
Mark A. Pytosh	2005	399.2	134.4	—	25.2	(5)
Executive Vice-President, Effective February 23, 2004	2004	312.3	—	1,500,000	18.9
Chief Financial Officer, Effective May 18, 2005	2003	—	—	—	—
Brian A. Goebel	2005	207.4	75.0	30,000	25.2	(6)
Vice-President, Controller and Chief Accounting Officer	2004	194.4	25.0	75,000	22.4
Effective October 1, 2003	2003	35.0	54.4	75,000	1.8

(1)	All our named executive officers took a salary reduction of 20% of their base salary during the last 4 months of 2004.

(2)	Consists of $900 in term life insurance premiums.

(3)	Consists of $23,500 in health insurance premiums and $1,740 in term life insurance premiums.

(4)	Consists of $6,740 in contributions to our Canadian deferred profit sharing plan and $1,860 in term life insurance premiums.

(5)	Consists of $23,500 in health insurance premiums and $1,740 in term life insurance premiums.

(6)	Consists of $23,500 in health insurance premiums and $1,740 in term life insurance premiums.

Year-End Option/ SAR Values
      The following table shows the value of unexercised options held by the named executive officers at the end of 2005. No options were exercised by the named executive officers during 2005.

	Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options/SARs at		In-the-Money Options/SARs
	Year End (#)		at Year End ($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

David Sutherland-Yoest	1,000,000	—	—	—
Charles A. Wilcox	—	1,250,000	—	—
Ivan R. Cairns	600,000	—	—	—
Mark A. Pytosh	—	1,500,000	—	—
Brian A. Goebel	75,000	105,000	—	—
Directors’ Compensation
      The Board of Directors has determined that non-employee directors will receive the following compensation for acting as directors effective from July 31, 2004:

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
Employment Agreements
      David Sutherland-Yoest. Mr. Sutherland-Yoest has served as our Chairman and Chief Executive Officer since September 6, 2001. On October 26, 2005, we amended Mr. Sutherland-Yoest’s employment agreement to reflect terms and conditions substantially similar to those in the employment agreements we have with our other senior executive officers. The agreement continues until terminated and provides for a base salary of $500,000.00 per year, subject to future increases as determined by the Board or the Compensation Committee, and eligibility for a performance based cash bonus with a target of 100% of his base salary. By the terms of the agreement, if we terminate Mr. Sutherland-Yoest’s employment other than for “cause” or if he terminates his employment with us for “good reason” ( as such terms are defined in the employment agreement), he is entitled to continuance of his base salary for a period of 3 years and to receive three times his average bonus in the prior three fiscal years (“Bonus Average”) in equal installments over 36 months and all options then outstanding will vest and continue to be exercisable in accordance with the terms of the stock option plan pursuant to which such options were granted, as then in effect. If a change of control has occurred within two years preceding or one year after the effective date of termination of his employment by us without “cause” or by Mr. Sutherland-Yoest for “good reason” or if a change of control has occurred within six months preceding the effective date of termination where Mr. Sutherland-Yoest terminates his employment without “good reason”, then Mr. Sutherland-Yoest is entitled to be paid a lump sum of three times the sum of his base salary and Bonus Average. Mr. Sutherland-Yoest’s employment agreement also provides for benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Sutherland- Yoest from competing against us during the term of his employment and for a specified period of time following his termination.
      Charles A. Wilcox. Mr. Wilcox is employed as our President and Chief Operating Officer pursuant to the terms of an employment agreement dated as of July 1, 2004. The agreement continues until terminated and provides for a base salary of $450,000, subject to annual review, and eligibility for a performance based cash bonus with a target of 75% of his base salary in 2004 and thereafter, of 100% of his base salary. Mr. Wilcox received a one-time bonus of $125,000 at the time of entering into his employment agreement. By the terms of the agreement, if we terminate Mr. Wilcox’s employment other than for “cause” or if he terminates his employment with us for “good reason” ( as such terms are defined in the employment agreement), he is entitled to continuance of his base salary for a period of three years months and to receive three times his average bonus in the prior three fiscal years (“Bonus Average”) in equal installments over 36 months and all options then outstanding will vest and continue to be exercisable in accordance with the terms of the stock option plan pursuant to which such options were granted, as then in effect. If a change of control has occurred within two years preceding or one year after the effective date of termination of his employment by us without “cause” or by Mr. Wilcox for “good reason”, then Mr. Wilcox is entitled to be paid a lump sum of three times the sum of his base salary and Bonus Average. Mr. Wilcox’s employment agreement also provides for benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Wilcox from competing against us during the term of his employment and for a specified period of time following his termination.
      Ivan R. Cairns. Mr. Cairns is employed as our Executive Vice-President, General Counsel and Corporate Secretary pursuant to an employment agreement effective January 5, 2004. The agreement continues until terminated and provides for a base salary of $330,000, subject to annual review and eligibility for a performance based cash bonus with a target of 100% of his base salary. By the terms of the agreement, if we terminate Mr. Cairns’ employment other than for “cause”, death or disability or if he terminates his employment with us for “good reason” ( as such terms are defined in the employment agreement), he is entitled to continuance of his base salary for a period of two years and to receive two times his average bonus in the prior three fiscal years (“Bonus Average”) in equal installments over 24 months and all options then outstanding will vest and continue to be exercisable in accordance with the terms of the stock option plan pursuant to which such options were granted, as then in effect. If a change of control has occurred within two years preceding or one year after the effective date of termination of his employment by us without “cause” or by Mr. Cairns for “good reason”, then Mr. Cairns is entitled to be paid a lump sum of three times the sum of his base salary and Bonus Average. On termination by reason of death or disability, Mr. Cairns’ entitlement is to be paid his base salary for a period for three years and his Bonus Average in equal installments over 36 months and all of his options then outstanding vest and continue to be exercisable in accordance with the terms of the plan pursuant to which the options were granted, as then in effect. Mr. Cairns’ employment agreement also provides for benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Cairns from competing against us during the term of his employment and for a specified period of time following his termination.
      Mark A. Pytosh. Mr. Pytosh is employed as our Executive Vice-President and Chief Financial Officer pursuant to an employment agreement dated February 23, 2004. The agreement continues until terminated and provides for a base salary of $400,000, subject to annual review and eligibility for a performance based cash bonus with a target of 100% of his base salary. By the terms of the agreement, if we terminate Mr. Pytosh’s employment other than for “cause” or if he terminates his employment with us for “good reason” ( as such terms are defined in the employment agreement), he is entitled to continuance of his base salary for a period of two years and to receive 3 times his average bonus in the prior three fiscal years (“Bonus Average”) in equal installments over 36 months and all options then outstanding will vest and continue to be exercisable in accordance with the terms of the stock option plan pursuant to which such options were granted, as then in effect. If a change of control has occurred within two years preceding or one year after the effective date of termination of his employment by us without “cause” or by Mr. Pytosh for “good reason”, then Mr. Pytosh is entitled to be paid a lump sum of three times the sum of his base salary and Bonus Average. On termination by reason of death or disability, Mr.Pytosh’s entitlement is to be paid his base salary for a period for three years and his Bonus Average in equal installments over 36 months and all of his options then outstanding vest and continue to be exercisable in accordance with the terms of the plan pursuant to which the options were granted, as then in effect. Mr. Pytosh employment agreement also provides for benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Pytosh from competing against us during the term of his employment and for a specified period of time following his termination.

      Brian A. Goebel. Mr. Goebel is employed as our Vice-President, Controller and Chief Accounting Officer pursuant to an employment agreement dated October 1, 2003. The agreement is for continuous one year terms, provides for annual compensation of an amount fixed by the Chief Financial Officer and eligibility for a performance based cash bonus with a target of 60% of his base salary. By the terms of the agreement, if we terminate Mr. Goebel’s employment without “cause”, or if he terminates his employment with us for “good reason” (as such terms are defined in the employment agreement), Mr. Goebel is entitled to continuance of his base salary for a period of twelve months and all options then outstanding will vest and be exercisable in accordance with the terms of the plan pursuant to which the options were granted, as then in effect. Mr. Goebel’s employment agreement also provides for certain benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Goebel from competing against us during the term of his employment and for a specified period of time following his termination.
Compensation Committee Interlocks and Insider Participation
      Wallace L. Timmeny, Chair, Gary W. DeGroote and Michael B. Lazar served as the members of our Compensation Committee during 2005. None of the members of our Compensation Committee are officers or employees or former officers or employees of ours or of any of our subsidiaries.
      The following is a description of transactions in the period January 1, 2004 to March 1, 2006 between us and any member of our Compensation Committee or any related person to any member of our Compensation Committee:
      During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.
      During 2004, we entered into a lease of office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, Gary W. DeGroote’s brother. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10.5 years, with a right to extend for a further five years. Base rent escalates from Cdn.$0.1 million to Cdn.$0.2 million per year in increments over the term of the lease.
      On October 4, 2004, we entered into a standby purchase agreement with Michael G. DeGroote, the father of Gary W. DeGroote, pursuant to which we could require Mr. Michael DeGroote to purchase shares of our common stock for a purchase price of $7.5 million. Mr. Michael DeGroote received a fee of $0.4 million upon execution of the standby purchase agreement. On March 4, 2005, we exercise our put right under the agreement and on March 28, 2005, we issued 2,640,845 shares of our common stock to Mr. Michael DeGroote for a consideration of $2.84 per share, being 85% of the average closing bid price of our common stock for the ten trading days ending on the second trading day preceding March 28, 2005. Mr. Michael DeGroote also received warrants to purchase 264,085 shares of our common stock at an exercise price of $2.84 per share. These warrants remain exercisable until March 28, 2010. An additional fee of $0.4 million was paid to Mr. Michael DeGroote on March 28, 2005.
      In February 2004, we paid Kelso & Company, L.P. a $0.5 million fee in connection with services related to the arrangement of the senior secured credit facilities that were entered into on December 31, 2003. Michael B. Lazar is a nominee of Kelso & Company, L.P. to our Board and was a Managing Director of Kelso & Company, L.P. at the time of such payment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information regarding the beneficial ownership of our shares of common stock and exchangeable shares as of March 1, 2006, by each person or entity that is known by us to own more than 5% of the shares of common stock and exchangeable shares. As of that date, the number of issued and outstanding shares in our capital stock was 100,990,643 including exchangeable shares of Waste Services (CA) not owned directly or indirectly by us.

	Shares Beneficially Owned

		Percentage of
	Number of	Total Issued
	Common/Exchangeable	Common/Exchangeable
Name of Beneficial Owner(1)	Shares	Shares

Westbury (Bermuda) Limited(2)	20,559,973	19.9%
Prides Capital Partners, LLC(3)	10,100,230	10.0%
Kelso & Company, L.P(4)	7,150,000	6.6%
David Sutherland-Yoest(5)	5,470,183	5.3%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2006 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Consists of 18,076,640 shares of common stock and 2,483,333 shares of common stock issuable upon the exercise of warrants. The stockholder of Westbury Bermuda Limited is Westbury Trust. The trustees of Westbury Trust are Robert Martyn, Gary W. DeGroote and Rick Burdick. The address for Westbury Bermuda Limited is Victoria Hall, 11 Victoria Street, P.O. Box HM 1065, Hamilton, Bermuda, HMEX.

(3)	Based on information contained in a Form 13-D/ A filed with the Securities Exchange Commission by Prides Capital Partners, LLC on February 16, 2006. The principal business office of Prides Capital Partners, LLC is 200 High Street, Suite 700, Boston MA 02110.

(4)	Consists of 6,435,000 shares of common stock issuable upon the exercise of warrants issued to Kelso Investment Associates VI, L.P. and 715,000 shares of common stock issuable upon the exercise of warrants issued to KEP VI, LLC. Kelso Investment Associates VI, L.P. and KEP VI, LLC are affiliates of Kelso & Company, L.P. The address of Kelso & Company, L.P. is 320 Park Avenue, 24th Floor, New York, New York, 10022.

(5)	Consists of 1,949,497 exchangeable shares of Waste Services (CA) Inc. owned by D.S.Y. Investments Ltd., of which Mr. Sutherland-Yoest is the sole director and stockholder, as well as 755,486 shares of common stock owned by Mr. Sutherland-Yoest personally, 1,000,000 shares of common stock issuable upon the exercise of currently exercisable warrants to purchase common shares, 1,000,000 shares of common stock issuable upon the exercise of currently exercisable options, 500,000 shares of common stock owned by Mr. Sutherland-Yoest’s wife and 265,200 shares of common stock owned by Mr. Sutherland-Yoest’s daughter which Mr. Sutherland-Yoest may be deemed to beneficially own. Mr. Sutherland-Yoest disclaims beneficial ownership with respect to the shares owned by his wife and his daughter. The address of Mr. Sutherland-Yoest is c/o Waste Services, Inc., 1122 International Blvd., Suite 601, Burlington, Ontario L7L 6Z8.

      Information regarding share ownership as of March 1, 2006 of our directors and named executive officers is set forth below:

	Outstanding	% of
Name	Shares(1)	Shares(2)

David Sutherland-Yoest(3)	5,470,183	5.3%
Lucien Rémillard(6)	3,073,497	3.0%
Gary W. DeGroote(4)	2,385,000	2.4%
George E. Matelich(5)	774,697	*
Ivan R. Cairns(7)	602,500	*
Mark A. Pytosh	520,000	*
Charles A. Wilcox	400,000	*
Michael J. Verrochi	385,739	*
Brian A. Goebel(8)	150,000	*
Wallace L. Timmeny	15,500	*
Michael B. Lazar	14,562	*
Jack E. Short	10,000	*

All executive officers and directors as a group (12 persons)	13,801,678	13.3%

*	Less than one (1%) percent.

(1)	In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 1, 2006 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages based upon 100,990,643 shares of common stock outstanding as of March 1, 2006, which includes 6,326,882 exchangeable shares of Waste Services (CA) Inc. not owned directly or indirectly by us.

(3)	Consists of 1,949,497 exchangeable shares of Waste Services (CA) Inc. owned by D.S.Y. Investments Ltd., of which Mr. Sutherland-Yoest is the sole director and stockholder, as well as 755,486 shares of common stock owned by Mr. Sutherland-Yoest personally, 1,000,000 shares of common stock issuable upon the exercise of currently exercisable warrants to purchase common shares, 1,000,000 shares of common stock issuable upon the exercise of currently exercisable options, 500,000 Common Shares owned by Mr. Sutherland-Yoest’s wife and 265,200 shares of common stock owned by Mr. Sutherland-Yoest’s daughter, which Mr. Sutherland-Yoest may be deemed to beneficially own. Mr. Sutherland-Yoest disclaims beneficial ownership with respect to the shares owned by his wife and his daughter.

(4)	Consists of 2,275,000 exchangeable shares of Waste Services (CA) Inc. owned by GWD Management Inc., and 110,000 shares of common stock issuable upon exercise of currently exercisable options to purchase shares of our common stock issued to Mr. DeGroote. Mr. DeGroote is the controlling stockholder and director of GWD Management Inc.

(5)	Consists of 728,797 shares of common stock owned by Mr. Matelich, 900 shares of common stock owned by Mr. Matelich’s children and 45,000 shares of common stock issuable upon the exercise of currently exercisable options to purchase common shares issued to Mr. Matelich. Mr. Matelich disclaims beneficial ownership of the shares owned by his children. Mr. Matelich is a Managing Director of Kelso & Company, L.P. Affiliates of Kelso & Company, L.P. own currently exercisable warrants to purchase 7,150,000 shares of common stock. Mr. Matelich disclaims beneficial ownership of the shares owned by affiliates of Kelso & Company, L.P.

(6)	Consists of 1,500,000 exchangeable shares of Waste Services (CA) Inc. owned by Historia Investments Inc., 1,478,497 shares of common stock owned by The Victoria Bank (Barbados) Incorporated, and 95,000 shares of common stock issuable upon the exercise of currently exercisable options issued to Mr. Rémillard. Mr. Rémillard is the controlling stockholder of Historia Investments Inc. and is indirectly the controlling stockholder of The Victoria Bank (Barbados) Incorporated, and is deemed to beneficially own the common and exchangeable shares owned by each such entity Mr. Rémillard disclaims beneficial ownership of the common and exchangeable shares owned by The Victoria Bank (Barbados) Incorporated and Historia Investments Inc.

(7)	Consists of 600,000 options to acquire common shares that are currently exercisable and 2,500 shares of common stock owned by Mr. Cairns.

(8)	Consists of 150,000 options to acquire common shares that are currently exercisable or are exercisable within 60 days of March 1, 2006.

Securities Authorized for Issuance under Equity Compensation Plans
      The following table summarizes securities authorized for issuance under our existing equity compensation plans as of December 31, 2005:

	(a)		(b)	(c)
				Number of Securities
				Remaining Available
				for Future Issuance
				Under Equity
				Compensation Plans
	Number of Securities to		Weighted-Average	(Excluding Securities to be
	be Issued upon Exercise		Exercise Price of	Issued upon Exercise of
	of Outstanding Options,		Outstanding Options,	Outstanding Options,
Plan Category	Warrants and Rights		Warrants and Rights	Warrants or Rights)

Equity compensation plans approved by security holders	12,563,500		$4.85	6,439,591	(1)
Equity compensation plans not approved by security holders	1,000,000	(2)	$2.70	—

Total	13,563,500		$4.69	6,439,591	(1)

(1)	Under our 1999 Stock Option Plan, we may grant options to a maximum of 19% of our issued common shares and common share equivalents outstanding from time to time.

(2)	Warrants to purchase 1,000,000 shares of our common stock, at an exercise price of $2.70 per share, were granted to David Sutherland-Yoest in September 2001 as a term of the commencement of his employment. All of the warrants have vested and will expire in September 2011. The warrants are exercisable until their expiration so long as Mr. Sutherland-Yoest is an employee. In the event of a change of control, or if Mr. Sutherland-Yoest’s employment is terminated by reason of death, disability or by us without cause, the warrants continue to be exercisable as if Mr. Sutherland-Yoest had remained an employee. If Mr. Sutherland-Yoest’s employment is terminated by his voluntary resignation or by us for cause, all vested warrants may be exercised within 180 days of the date of such termination.

Item 13.	Certain Relationships and Related Transactions
      Other than those listed in this section, we have not entered into any material transactions during the period beginning on January 1, 2004 through March 1, 2006 in which anyone who currently holds a position as director or officer, or held more than 5% of our common stock, or any member of the immediate family of any such person or shareholder has or had any interest.
Advisory Services
      In February 2004, we paid Kelso & Company, L.P. a $0.5 million fee in connection with services related to the arrangement of the senior secured credit facilities that were entered into on December 31, 2003. Two of our directors are nominees to the Board of Kelso & Company, L.P. and are affiliates of Kelso & Company, L.P. George E. Matelich is a Managing Director of Kelso & Company, L.P., and Michael B. Lazar, at the time of the payments to Kelso & Company, L.P. was a Managing Director.

Placement Agent Fees
      Sanders Morris Harris Inc. or SMH acted as placement agent on the issuance of 1,340,000 common shares and were paid a placement agent fee of approximately $2.7 million on April 30, 2004. SMH is a beneficial owner of our common stock and Don A. Sanders, a director at the time that the payments were made, is a principal of SMH.
Lease of Premises
      In 2003, we assumed a lease of premises from David Sutherland-Yoest. The lease, with annual rent and operating costs of less than $0.1 million, expired on March 31, 2005.
Florida Recycling Acquisition
      On April 30, 2004, we acquired from Larry Henk, our then President and Chief Operating Officer, 3% of the total issued common stock of Florida Recycling Services, Inc., or FRS which Mr. Henk had acquired prior to his commencing his employment with us. Mr. Henk was paid approximately $3.0 million in cash and was issued 277,500 Common Shares as consideration. Under an agreement with the sellers of FRS entered into prior to Mr. Henk’s employment, Mr. Henk was paid a fee of approximately $2.5 million by the sellers following the closing of our acquisition of the shares of FRS. In September 2004 pursuant to an agreement with the sellers of FRS, Mr. Henk agreed to repay $22,500 of the proceeds he received and return 15,000 common shares to us.
Standby Purchase Agreement
      In March 2005, we sold 2,640,845 shares of our common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million to Michael G. DeGroote, Gary W. DeGroote’s father, pursuant to a standby purchase agreement entered into on September 30, 2004. The shares were sold to Mr. DeGroote at a purchase price equal to 85% of the average of the closing prices of our common stock during the period from the eleventh trading day through the second trading day preceding March 28, 2005. The warrants have an exercise price of $2.84 per share and are exercisable until March 28, 2010. We paid Mr. DeGroote a commitment fee of $0.4 million at the time of entering into the standby purchase agreement and a further commitment fee of $0.4 million on March 28, 2005.
Other Transactions
      During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote, a director and member of our Compensation Committee at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.
      Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our Chairman and Chief Executive Officer, was employed by us in 2005 as Executive Vice President and Chief Operating Officer, Western Canada and received $0.5 million in employment compensation for the year ended December 31, 2005. This compensation was consistent with compensation paid to other executives in similar positions.
      During 2004 and 2005, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Lucien Rémillard, a director, with respect to our potential acquisition of the RCI Companies, a solid waste collection and disposal operation owned by Mr. Rémillard in Quebec. In connection with these negotiations, we reimbursed Mr Rémillard’s company for expenses in the aggregate amount of approximately C$3.2 million for services provided by third parties to December 31, 2005 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. If an acquisition of the business is not completed, we will not be reimbursed for the expenses we have incurred. Additionally, on November 22, 2002, we entered into a Put or Pay Disposal Agreement with the RCI Companies, and Intersan, a subsidiary of Waste Management of Canada Corporation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. On January 17,

2006, C$0.3 million was drawn against the letter of credit as more fully described in Note 12 contained in our Notes to Consolidated Financial Statements included elsewhere in this annual report.
      During 2004, we entered into a lease of office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, Gary W. DeGroote’s brother. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10.5 years, with a right to extend for a further five years. Base rent escalates from C$0.1 million to C$0.2 million per year in increments over the term of the lease.

Item 14.	Principal Accountant Fees and Services
Audit Fees
      Audit fees billed or expected to be billed for the 2005 and 2004 audit by BDO Seidman, LLP approximate $1.2 million and $1.3 million, respectively. Audit fees billed and paid for 2005 and 2004 quarterly reviews approximated $300,000 and $344,000, respectively.
Audit-Related Fees
      Audit-related fees billed and paid in 2005 were $0.6 million, and primarily related to our re-audit of Florida Recycling for each of the three years ended December 31, 2003. Audit-related fees billed in 2004 approximated $10,000.
Tax Fees
      Tax related fees were approximately nil and $40,000 in 2005 and 2004, respectively for BDO Seidman, LLP.
All Other Fees
      All other fees were nil in 2005 and 2004 for BDO Seidman, LLP.
Pre-Approval Policies and Procedures
      The audit committee approves all audit, audit-related services, tax services and other services provided by our auditors. Any services provided by BDO Seidman, LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimus exception prior to the completion of an audit engagement. In 2005, none of the fees paid to BDO Seidman, LLP were approved pursuant to the de minimus exception.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Consolidated Financial Statements
      (1) Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules
      Schedule II — Valuation and Qualifying Accounts schedule has been omitted as the required information is included in the Notes to Consolidated Financial Statements included herewith.
      All other schedules have been omitted because they are not applicable.
      (3) Exhibits
      Documents filed as exhibits to this report or incorporated by reference:

2.1	Plan of Arrangement under Section 182 of the Business Corporations Act (Ontario). (Incorporated by reference to Exhibit 2.1 to Form 10-K (No. 000-25955) filed March 16, 2004).
3.1	Amended and Restated Certificate of Incorporation of Waste Services, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.2	Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-K (No. 000-25955) filed March 16, 2004).
3.3	Certificate of Designation of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.4	By-law No. 1 of Waste Services, Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.5	Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.6	Amended Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.1	Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.2	Amending Agreement No. 1 to Preferred Subscription Agreement dated as of February 13, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed February 26, 2004).
4.3	Amending Agreement No. 2 to Preferred Subscription Agreement dated June 8, 2004 (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 00-25955) filed June 9, 2004).
4.4	Agreement effective as of December 28, 2005 between Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC.
4.5	Form of Warrants to Purchase Common Stock by and between the Company and certain investors (Incorporated by reference to Exhibit 4.2 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.6	Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the Preferred Stock (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.7	Warrant, dated July 27, 2001 issued by us to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.8	Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.9	Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004 (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.10	Supplemental Indenture dated as of August 8, 2005 to the Notes Indenture among Sanford Recycling and Transfer, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form S-4 (No. 333-127444) filed August 11, 2005).

4.11	Supplemental Indenture dated as of November 29, 2005 to the Notes Indenture among WSI Waste Services of Texas, LP., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee.
4.12	Support Agreement among Waste Services, Inc. Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.9 to Form 10-K (No. 000-25955) filed March 16, 2004).
4.13	Support Agreement dated July 31, 2004, among Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10 to Form 8-K (No. 000-25955) filed March 16, 2004).
4.14	Standby Purchase Agreement dated as of September 30, 2004 between Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed on October 5, 2004).
10.1	Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D dated February 5, 2002 and filed by certain holders of the Company’s Common Shares with the Commission on February 15, 2002).
10.2	Amended and Restated Stock Purchase Agreement dated as of March 11, 2004, by and among Waste Services, Inc., certain affiliates of Waste Services, Inc., Capital Environmental Resource Inc., Florida Recycling Services, Inc. and certain affiliates thereof (Incorporated by reference to Exhibit 10.5 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.3	First Amendment to Amended and Restated Stock Purchase Agreement and Settlement Agreement dated September 24, 2004 (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed September 24, 2004).
10.4	Form of Subscription Agreement dated as of April 30, 2004, between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.5	Form of Registration Rights Agreement dated as of April 30, 2004, among us and certain investors. (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.6	9 1/2% Senior Subordinated Notes Registration Rights Agreement dated April 20, 2004. (Incorporated by reference to Exhibit 10.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.7	Amended and Restated Credit Agreement dated as of April 30, 2004 among Capital Environmental Resource Inc., Waste Services, Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, CIBC World Markets Corp., as Syndication Agent, Bank of America, N.A., as Documentation Agent, Canadian Imperial Bank of Commerce, as Canadian Agent, and Lehman Commercial Paper Inc., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to Form 8-K (No. 000-25955) filed May 20, 2004).
10.8	First Amendment to Amended and Restated Credit Agreement dated as of August 25, 2004 (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) field August 27, 2004).
10.9	Second Amendment to Amended and Restated Credit Agreement dated as of October 4, 2004 (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) filed October 5, 2004).
10.10	Third Amendment to Amended and Restated Credit Agreement dated as of October 26, 2005 (Incorporated by reference to Exhibit 20.1 to Form 10-K (No. 000-25955) filed October 26, 2005).
10.11	Fourth Amendment to Amended and Restated Credit Agreement dated as of December 28, 2005 (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955) filed December 28, 2005.
10.12	Employment Agreement dated as of October 26, 2005 between Waste Services, Inc. and David Sutherland-Yoest (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed October 31, 2005).
10.13	Employment Agreement dated as of July 1, 2004 between Waste Services, Inc. and Charles A. Wilcox (Incorporated by reference to Exhibit 10.13 to Form 10-K (No. 000-25955) filed March 16, 2004).
10.14	Employment Agreement dated January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).
10.15	Employment Agreement dated as of February 23, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Mark A. Pytosh. (Incorporated by reference to Exhibit 10.2 to Form 10-Q (No. 000-25955), filed May 17, 2004).

10.16	Employment Agreement dated October 1, 2003, between Capital Environmental Resource Inc. and Brian A. Goebel (Incorporated by reference to Exhibit 4.27 to Form 20-F for the year ended December 31, 2003 (No. 000-25955), filed March 31, 2004).
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003 (No. 000-25955), filed June 9, 2004).
16.1	Letter from BDO Dunwoody LLP to the Securities and Exchange Commission dated July 27, 2004 (Incorporated by reference to Exhibit 16.1 to Form 8-K (No. 000-25955), filed July 27, 2004).
18.1	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004 (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2004 (No. 000-25955), filed May 17, 2004).
21.1	List of Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of BDO Dunwoody LLP.
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Mark A. Pytosh, Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE SERVICES, INC.

/s/ David Sutherland-Yoest

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer and Director
March 13, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Sutherland-Yoest David Sutherland-Yoest	Chairman of the Board, Chief Executive Officer Director	March 13, 2006

/s/ Mark A. Pytosh Mark A. Pytosh	Executive Vice President and Chief Financial Officer	March 13, 2006

/s/ Brian A. Goebel Brian A. Goebel	Vice President, Corporate Controller and Chief Accounting Officer	March 13, 2006

/s/ Gary W. DeGroote Gary W. DeGroote	Director	March 13, 2006

/s/ Michael B. Lazar Michael B. Lazar	Director	March 13, 2006

/s/ George E. Matelich George E. Matelich	Director	March 13, 2006

/s/ Lucien Rémillard Lucien Rémillard	Director	March 13, 2006

/s/ Jack E. Short Jack E. Short	Director	March 13, 2006

/s/ Wallace L. Timmeny Wallace L. Timmeny	Director	March 13, 2006

/s/ Michael J. Verrochi Michael J. Verrochi	Director	March 13, 2006

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
      We conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.
      BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on our assessment of internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
To the Board of Directors and Stockholders of Waste Services, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8 of Part II of this Form 10-K, that Waste Services, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows thereon for each of the two years in the period ended December 31, 2005 and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP
Phoenix, Arizona
February 27, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Waste Services, Inc.
      We have audited the accompanying consolidated balance sheets of Waste Services, Inc., (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Services, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2004, the Company changed its method of accounting for closure and post-closure obligations and the associated asset retirement costs.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Phoenix, Arizona
February 27, 2006

REPORT OF INDEPENDENT AUDITORS
To the Shareholders of Capital Environmental Resource Inc.
      We have audited the consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows of Capital Environmental Resource Inc. (the “Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
      In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003 in accordance with generally accepted accounting principles in the United States.
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
BDO DUNWOODY LLP
Chartered Accountants
Toronto, Ontario
March 12, 2004

WASTE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)
As of December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$8,887	$8,507
Accounts receivable (net allowance for doubtful accounts of $925 and $1,264 as of December 31, 2005 and 2004, respectively)	49,583	47,856
Prepaid expenses and other current assets	11,112	10,940

Total current assets	69,582	67,303
Property and equipment, net	133,263	130,467
Landfill sites, net	172,128	169,616
Goodwill and other intangible assets, net	329,471	327,756
Other assets	23,945	25,441

Total assets	$728,389	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,152	$25,949
Accrued expenses and other current liabilities	40,700	42,533
Short-term financing and current portion of long-term debt	1,365	1,166

Total current liabilities	68,217	69,648
Long-term debt	284,850	276,214
Accrued closure, post-closure and other obligations	25,860	10,974
Cumulative mandatorily redeemable Preferred Stock (net of discount of $2,347 and $8,426 as of December 31, 2005 and 2004, respectively)	84,971	64,971

Total liabilities	463,898	421,807

Shareholders’ equity:
Common stock $0.01 par value; 500,000,000 shares authorized; 93,685,889 and 90,358,196 shares issued and outstanding as of December 31, 2005 and 2004, respectively	937	904
Additional paid-in capital	383,618	374,186
Treasury stock at cost; 500,000 shares as of December 31, 2005 and 2004	(1,235)	(1,235)
Accumulated other comprehensive income	35,673	29,133
Accumulated deficit	(154,502)	(104,212)

Total shareholders’ equity	264,491	298,776

Total liabilities and shareholders’ equity	$728,389	$720,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except per share amounts)
For the Years Ended December 31,

	2005	2004	2003

Revenue	$382,446	$310,785	$126,750
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	276,329	223,397	84,677
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	56,485	54,679	30,432
Settlement with sellers of Florida Recycling	(4,120)	(8,635)	—
Depreciation, depletion and amortization	42,954	34,204	14,927
Foreign exchange loss (gain) and other	(228)	(377)	1,760

Income (loss) from operations	11,026	7,517	(5,046)
Interest expense	28,196	30,838	8,278
Changes in fair value of warrants	—	(111)	—
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	20,984	17,582	10,161

Loss before income taxes	(38,154)	(40,792)	(23,485)
Income tax provision (benefit)	12,136	7,587	(587)

Loss before cumulative effect of change in accounting principle	(50,290)	(48,379)	(22,898)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 and $256 for the years ended December 31, 2004 and 2003, respectively	—	225	518

Net loss	(50,290)	(48,154)	(22,380)
Deemed dividend on Series 1 Preferred Stock	—	—	(54,572)

Net loss attributable to common shareholders	$(50,290)	$(48,154)	$(76,952)

Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.51)	$(0.55)	$(1.99)
Cumulative effect of change in accounting principle	—	—	0.01

Loss per share — basic and diluted	$(0.51)	$(0.55)	$(1.98)

Weighted average common shares outstanding — basic and diluted	98,640	88,232	38,782

Statements of Comprehensive Loss
Net loss	$(50,290)	$(48,154)	$(22,380)
Foreign currency translation adjustment	6,540	13,181	19,903

Comprehensive loss	$(43,750)	$(34,973)	$(2,477)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Waste Services,		Waste Services,		Waste Services,
	(CA) Inc.		(CA) Inc.		Inc.				Accumulated
	Common Stock		Preferred Stock		Common Stock		Additional	Treasury	Other		Total
							Paid in	Shares	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	at Cost	Income	Deficit	Equity

	(In thousands of U.S. dollars and share amounts)
Balance, December 31, 2002	35,195	$113,549	—	$—	—	$—	$1,897	$—	$(3,951)	$(33,678)	$77,817
Warrants issued in connection with Redeemable Preferred	—	—	—	—	—	—	13,774	—	—	—	13,774
Issuance of Series 1 Preferred Stock	—	—	28,146	76,236	—	—	7,586	—	—	—	83,822
Issuance of Common Stock	4,850	24,812	—	—	—	—	—	—	—	—	24,812
Issuance of warrants	—	—	—	—	—	—	138	—	—	—	138
Conversion of Series 1 Preferred to Common Stock	28,146	76,236	(28,146)	(76,236)	—	—	—	—	—	—	—
Exercise of options and warrants	148	798	—	—	—	—	(244)	—	—	—	554
Additional value of warrants and deferred stock-based compensation	—	—	—	—	—	—	2,677	—	—	—	2,677
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	19,903	—	19,903
Net loss	—	—	—	—	—	—	—	—	—	(22,380)	(22,380)

Balance, December 31, 2003	68,339	215,395	—	—	—	—	25,828	—	15,952	(56,058)	201,117

Sale of common shares and warrants	13,400	49,126	—	—	—	—	2,552	—	—	—	51,678
Common shares and warrants issued in acquisitions	14,837	80,856	—	—	40	—	215	—	—	—	81,071
Exercise of options and warrants	311	1,253	—	—	—	—	(212)	—	—	—	1,041
Deferred stock-based compensation	—	—	—	—	—	—	122	—	—	—	122
Migration transaction	(96,887)	(346,630)	—	—	87,658	877	345,753	—	—	—	—
Conversion of exchangeable shares	—	—	—	—	2,660	27	(27)	—	—	—	—
Settlement with sellers of Florida Recycling	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Other paid in capital	—	—	—	—	—	—	(45)	—	—	—	(45)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	13,181	—	13,181
Net loss	—	—	—	—	—	—	—	—	—	(48,154)	(48,154)

Balance, December 31, 2004	—	—	—	—	90,358	904	374,186	(1,235)	29,133	(104,212)	298,776

Common shares and warrants issued acquisitions	—	—	—	—	2,926	29	7,881	—	—	—	7,910
Exercise of options and warrants	—	—	—	—	162	2	519	—	—	—	521
Stock-based compensation	—	—	—	—	—	—	1,060	—	—	—	1,060
Conversion of exchangeable shares	—	—	—	—	240	2	(2)	—	—	—	—
Other paid in capital	—	—	—	—	—	—	(26)	—	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	6,540	—	6,540
Net loss	—	—	—	—	—	—	—	—	—	(50,290)	(50,290)

Balance, December 31, 2005	—	$—	—	$—	93,686	$937	$383,618	$(1,235)	$35,673	$(154,502)	$264,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
For the Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(50,290)	$(48,154)	$(22,380)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	42,954	34,204	14,927
Non-cash component of settlement with sellers of Florida Recycling	(4,120)	(1,235)	—
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	20,984	17,582	10,161
Amortization of debt issue costs	1,408	10,294	3,281
Deferred income tax provision (benefit)	11,581	7,218	(990)
Non-cash stock-based compensation expense (benefit)	1,060	(90)	2,677
Changes in fair value of warrants	—	(111)	—
Cumulative effect of change in accounting principle, net of tax	—	(225)	(518)
Foreign exchange loss (gain)	755	(90)	1,915
Other non-cash items	(229)	86	455
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(1,201)	(7,085)	(1,749)
Prepaid expenses and other current assets	4,495	(2,303)	(5,959)
Accounts payable	(2,157)	3,363	3,886
Accrued expenses and other current liabilities	(617)	11,243	3,740

	24,623	24,697	9,446

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(8,090)	(164,679)	(161,371)
Capital expenditures	(33,573)	(46,209)	(24,438)
Proceeds from asset sales and business divestitures	3,198	14,231	952
Deposits for business acquisitions and other	(1,046)	(1,551)	(10,776)

	(39,511)	(198,208)	(195,633)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	25,000	283,000	166,493
Principal repayments of debt and capital lease obligations	(16,704)	(187,158)	(74,251)
Sale of common shares and warrants	7,125	53,600	—
Proceeds from release of restricted cash and release of (deposits on) collateral supporting letters of credit	—	24,341	(9,929)
Proceeds from the issuance of Series 1 Preferred Shares	—	—	86,189
Proceeds from the issuance of cumulative mandatorily redeemable Preferred Shares	—	—	55,000
Proceeds from the exercise of options and warrants	521	1,041	554
Fees paid for financing transactions	(995)	(14,141)	(18,967)

	14,947	160,683	205,089

Effect of exchange rate changes on cash and cash equivalents	321	273	385

Increase (decrease) in cash and cash equivalents	380	(12,555)	19,287
Cash and cash equivalents at the beginning of the year	8,507	21,062	1,775

Cash and cash equivalents at the end of the year	$8,887	$8,507	$21,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Business and Basis of Presentation
      The accompanying Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia).
      We are the successor to Capital Environmental Resource Inc. now Waste Services (CA) Inc. (“Waste Services (CA)”), by a migration transaction completed effective July 31, 2004. The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and was approved by the Ontario Superior Court of Justice. Pursuant to the plan of arrangement, holders of Waste Services (CA) common shares received shares of our common stock unless they elected to receive exchangeable shares of Waste Services (CA). The terms of the exchangeable shares of Waste Services (CA) are the functional and economic equivalent of our common stock. As a result of the migration, Waste Services (CA) became our indirect subsidiary and Waste Services became the parent company.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, liabilities for potential litigation and deferred taxes.
      Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. All significant intercompany transactions and accounts have been eliminated. All amounts are in thousands of U.S. dollars, unless otherwise stated.
      A portion of our operations is domiciled in Canada, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive loss. Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Business Combinations and Acquisitions
      We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities. The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares issued in connection with an acquisition is based upon the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced.

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

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts based on the expected collectibility of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends, and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding over 120 days. We evaluate and revise our reserve on a monthly basis based upon a review of specific accounts outstanding and our history of uncollectible accounts.
      The changes to the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance at the beginning of the year	$1,264	$620	$350
Acquisitions	—	1,380	243
Provisions	1,199	2,243	229
Impact of foreign exchange rate fluctuations	5	12	73
Bad debts charged to reserves, net of recoveries	(1,543)	(2,991)	(275)

Balance at the end of the year	$925	$1,264	$620

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Buildings	10 to 25 years
Vehicles	10 years
Containers, compactors and landfill and recycling equipment	5 to 12 years
Furniture, fixtures and other office equipment	3 to 5 years
Leasehold improvements	Shorter of term of lease or estimated life

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
      We use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of estimated expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We assess the carrying value of our landfill sites in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). These provisions, as well as possible instances that may lead to impairment, are addressed in the Long-Lived Assets discussion. We consider certain impairment indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.
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

Goodwill and Other Intangible Assets
      We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada, Florida, Texas and Arizona. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 37% and 40%; (iii) future estimated rate of capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimate to range between 8.0% and 9.0%; and (v) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.
      In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; or (iv) the testing for recoverability under SFAS 144 of a significant asset group within the reporting unit.
      Other intangible assets primarily include customer relationships and contracts and covenants not-to-compete. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over the period we are expected to benefit by such intangibles. We periodically evaluate the carrying value and remaining estimated useful life of our other intangible assets subject to amortization in accordance with the provisions of SFAS 144.

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

Fair Value of Financial Instruments
      The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Borrowings under our senior credit facilities as of December 31, 2005 have carrying values that approximate their respective fair values based on the current rate offered to us for instruments with similar market risk and maturities. The fair value of our 9.5% Senior Subordinated Notes at December 31, 2005 is estimated at $160.4 million based on the year end quoted market price. The fair value of our cumulative mandatorily redeemable Preferred Stock at December 31, 2005 is estimated at $87.3 million based upon the aggregate liquidation preference as no quoted market price is available for this security.

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

Accrued Closure and Post-Closure Obligations
      Accrued closure and post-closure obligations represent an estimate of the current value of the future obligations associated with closure and post-closure monitoring of solid waste landfills. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when a landfill facility ceases to accept waste and closes. In accruing for closure and post-closure monitoring and maintenance, site inspection, groundwater monitoring, leachate management, methane gas management and recovery, and operating and maintenance costs are considered to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas management costs, are also incurred during the operating life of the site in accordance with the landfill operating requirements. Site specific closure and post-closure engineering cost estimates are prepared annually. The impact of changes in estimates is accounted for on a prospective basis.
      Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the inflated total to its present value using a 9.5% credit-adjusted risk-free discount rate. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.

Revenue Recognition
      We recognize revenue when services, such as providing hauling services and accepting waste at our disposal facilities, are rendered. Amounts billed to customers prior to providing the related services, are reflected as deferred revenue and reported as revenue in the period in which the services are rendered.

Royalty Arrangements
      It is customary in the waste industry for landfill acquisition agreements to include royalty arrangements. Amounts paid under these royalty arrangements are charged to operations based upon a systematic and rational allocation of the royalty over the period in which the royalty is incurred.

Advertising Costs
      We expense advertising costs as they are incurred. Advertising expense was $1.0 million, $0.8 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying Statements of Operations.

Risk Management
      Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by insurance companies, which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2005 we had posted letters of credit with our U.S. insurer of $8.4 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based upon periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
known. Changes in insurance reserves for our U.S. operations for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance at the beginning of the year	$2,426	$—
Provisions	4,141	2,978
Payments	(2,211)	(552)

Balance at the end of the year	$4,356	$2,426

      There were no reserves for the year ended December 31, 2003 as we had no retained losses in the U.S at this time.

Stock-Based Compensation Plans
      Our stock-based compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Pro forma information regarding the impact of stock-based compensation on net income and earnings per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such pro forma information, determined as if we had accounted for our employee stock options under the fair value recognition provisions of SFAS 123, is illustrated in the following table:

	2005	2004	2003

Net loss attributable to Common Shareholders as reported	$(50,290)	$(48,154)	$(76,952)
Add: Employee compensation expense (benefit) for equity awards included in the determination of net loss as reported	344	(1,420)	2,677
Less: Stock based compensation expense for equity awards determined by the fair value based method	(9,994)	(8,892)	(6,160)

Pro forma net loss attributable to Common Shareholders	$(59,940)	$(58,466)	$(80,435)

Basic and diluted loss per share:
As reported	$(0.51)	$(0.55)	$(1.98)

Pro forma	$(0.61)	$(0.66)	$(2.07)

      The fair value of options granted up to December 31, 2005, was estimated using the Black-Scholes option pricing model using the following assumptions:

	2005	2004	2003

Annual dividend yield	—	—	—
Weighted average expected lives (years)	2.8 years	3.0 years	3.0 years
Risk-free interest rate	2.57% to 4.62%	2.57% to 3.25%	3.05% to 3.47%
Volatility	39%	84%	72%
      The weighted-average grant-date fair value of options granted was $3.60, $2.33 and $2.42 for the years ended December 31, 2005, 2004 and 2003, respectively.
      Compensation expense recognized for employee stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, expire or are forfeited.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We account for the issuance of options or warrants for services from non-employee consultants in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, by estimating the fair value of options or warrants issued using the Black-Scholes pricing model. The model’s calculations include the option or warrant exercise price, the market price of our shares on the grant date, the weighted average information for risk-free interest, the contracted life of the option or warrant, expected volatility of our stock and expected dividends. The assumptions in this model approximate those disclosed in the preceding assumption table.
      If options or warrants issued as compensation to non-employees for services are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services”.

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

Net Income (Loss) Per Share Information
      Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, including 6,330,382 exchangeable shares of Waste Services (CA) not owned by us as of December 31, 2005. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding, including the exchangeable shares, during the year plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible instruments using the if-converted method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses attributable to common shareholders for the years ended December 31, 2005, 2004 and 2003, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Change in Accounting Principle
      On January 1, 2003, we adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 required us to change our methodology used to record liabilities related to capping, closure and post-closure of our landfill operations. Under SFAS 143, we are required to recognize as an asset, the fair value of the liability for an asset retirement obligation. The asset is then depleted, consistently with other capitalized landfill costs, over the remaining useful life of the site based upon units of consumption as airspace in the landfill is consumed. Upon adoption, the liability we recognized represented the present value of the total estimated future asset retirement obligation. The methodology we used to define the cost pool related to an obligating event included total capping, closure and post-closure costs to be incurred, on a discounted basis, over the remaining life of the site.
      In connection with the opening of our JED Landfill in Florida in the first quarter of 2004, we re-evaluated and changed the methodology used to define an obligating event, and we segregated the cost pool for the

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
obligation into closure and post-closure obligations and landfill capping obligations. Effective January 1, 2004, we recognize the fair value of the liability for the closure and post-closure obligations over the life of the landfill as waste is placed in the site as opposed to at the time at which the landfill commences operations. Additionally, under our new method, we view landfill capping events, which occur in phases throughout the life of a landfill, as discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with specific waste placed under an area to be capped. As a result, we use a separate capping rate per ton to recognize the principal amount of the retirement obligation and related asset associated with each capping event. We deplete the asset recorded pursuant to this approach as waste volume covered by the capping event is placed into the landfill.
      We believe this method is preferable as it (i) provides a better measure of the fair value of the asset retirement obligation by more precisely matching the landfill obligating events with the recognition of the fair value of the asset retirement obligation; (ii) is more consistent with our policies for the allocation of purchase price in landfill acquisitions and the related valuation of assumed retirement obligations; (iii) reflects a more accurate rate of accretion thereby creating a more accurate value of our current and future retirement obligations; and (iv) is the predominant method used in our industry.
      The effect of the change in methodology, had it been adopted January 1, 2003, would have been to increase net loss before cumulative effect of change in accounting principle for the year ended December 31, 2003 by approximately $0.4 million, or $0.01 per share on basic or diluted loss per share. The effect of this change on basic or diluted loss per share as of December 31, 2004 would have been $0.01.
      The following table summarizes the balance sheet impact of our change in accounting methodology for asset retirement obligations under SFAS 143:

		Adjustment for
	December 31,	Change in	January 1,
	2003	Accounting	2004

Landfill sites	$128,044	$(3,191)	$124,853
Accumulated depletion	(10,503)	717	(9,786)

Landfill sites, net	$117,541	$(2,474)	$115,067

Accrued closure and post-closure obligations	$7,737	$(2,831)	$4,906

Deferred income tax asset (liability)	$3,727	$(132)	$3,595

Adoption of New Accounting Standard
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. Generally, the approach to determining fair value under the original pronouncement has not changed. However, there are revisions to the accounting guidelines, such as accounting for forfeitures, that will change our accounting for stock-based awards in the future.
      As a result of the amendment to Rule 4-01(a) adopted in April 2005, SFAS 123(R) will be effective for us at the beginning of the first quarter of 2006. We expect to adopt the provisions of SFAS 123(R) using the modified prospective method, which will result in the recognition of compensation expense for all awards granted after the effective date and all previously granted share-based awards that remain unvested at the

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effective date. As a result of adopting SFAS 123(R) we expect our stock based compensation costs related to those options outstanding at December 31, 2005 and continuing to vest, to approximate $2.0 million for the year ended December 31, 2006.
      During December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company has completed its assessment and will not repatriate any foreign earnings under the provisions of the Jobs Act.

3.	Business Combinations, Significant Asset Acquisitions and Disposals of Businesses
      In May 2003, we acquired the JED Landfill, a newly permitted landfill in central Florida, for $68.1 million in cash, assumed liabilities of $6.2 million and the issuance of 2,050,000 common shares valued at approximately $9.7 million. In addition, we issued 1,200,000 common shares valued at approximately $4.8 million in consideration for transaction related services provided to us in connection with the acquisition. The landfill commenced operations during January 2004.
      In July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which had been zoned to permit the development of a landfill. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the “Cactus Landfill”) and as a condition of the purchase, we issued 1,250,000 common shares valued at $5.5 million to the sellers during the second quarter of 2004, which has been capitalized as a cost of the landfill. The Cactus Landfill began operations during July 2004. The sellers are entitled to additional purchase consideration upon the Cactus Landfill achieving certain average tons per day thresholds in any quarter. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. During 2005 we paid $3.0 million relative to our obligation under this agreement.
      In November 2003, we entered into an agreement to acquire the assets of Allied Waste Industries, Inc.’s (“Allied”) northern and central Florida operations (the “Allied Assets”) for a cash purchase price of approximately $120.0 million subject to an adjustment for working capital. The primary metropolitan areas served by the Allied Assets were Tampa, Sarasota and Jacksonville, Florida. On December 31, 2003, we completed the first phase of the Allied Assets acquisition. During the first six months of 2004, we completed the acquisition of the remaining Allied Assets. In the second quarter of 2004, we divested a certain landfill and related assets and liabilities in exchange for a collection operation in the metropolitan Orlando area and cash proceeds of $10.0 million. Proceeds in excess of net assets exchanged reduced goodwill from the original Allied Assets acquisition by $8.6 million.
      In April 2004, we also completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, and the issuance of 9,250,000 common shares valued at approximately $51.4 million. Florida Recycling’s operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers and Tampa markets. Shortly after the acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon. During the first half of 2005 these financial statements were re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. The cash and the shares received (valued at the quoted market price as of September 24, 2004) with a total value of approximately $8.6 million, were recorded as income. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. The gain recognized on the settlement approximated $4.1 million for 2005.
      In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). The landfill commenced operations during August 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million, which has since been repaid, and the issuance of 4,375,000 common shares valued at approximately $25.0 million. The Fort Bend Regional Landfill, which serves the metropolitan Houston, Texas area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston, which we subsequently constructed and opened in January 2005.
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
      During 2005, we acquired minor “tuck-in” hauling assets in Canada and Arizona for aggregate cash consideration of $1.1 million.
      On February 6, 2006 we announced the signing of definitive agreements to acquire Liberty Waste, LLC (“Liberty Waste”) and Sun Country Materials, LLC (“Sun Country Materials”) to expand our operations in the Tampa, Florida market. Liberty Waste is a collection operation based in Tampa with two transfer stations located in Tampa and Clearwater. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida that is currently seeking an expansion permit. The transactions are both subject to certain customary closing conditions, with the landfill acquisition also subject to the receipt of the expansion permit. The purchase price for the two businesses is $38.5 million, consisting of $13.0 million in cash, $19.0 million in shares of our common stock and $6.5 million of previous cash deposits.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Details of the net assets acquired and cash used in asset and business acquisitions for the years ended December 31 are as follows:

		2004

		Allied	Florida	All
	2005	Assets	Recycling	Others	Total	2003

Purchase price:
Cash	$1,122	$45,988	$104,234	$18,350	$168,572	$161,371
Seller financed note payable	—	—	—	5,000	5,000	—
Common stock and warrants	—	—	51,357	36,721	88,078	18,382

Total purchase price	1,122	45,988	155,591	60,071	261,650	179,753

Allocated as follows:
Working capital assumed:
Accounts receivable	—	3,755	7,426	409	11,590	6,676
Prepaid expenses and other current assets	25	182	935	69	1,186	324
Accounts payable	—	—	(8,604)	(738)	(9,342)	(976)
Accrued expenses and other current liabilities	(8)	(870)	(4,410)	—	(5,280)	(6,930)

Net working capital	17	3,067	(4,653)	(260)	(1,846)	(906)
Property and equipment	810	10,728	23,911	6,044	40,683	13,030
Landfill sites	—	—	—	41,982	41,982	90,094
Other assets	—	—	271	—	271	—
Deferred taxes	—	—	—	(334)	(334)	—
Long-term debt assumed	—	—	—	—	—	(4,429)
Accrued closures, post-closure and other obligations assumed	—	—	—	(52)	(52)	(1,483)

Net book value of assets acquired and liabilities assumed	827	13,795	19,529	47,380	80,704	96,306

Excess purchase price to be allocated	$295	$32,193	$136,062	$12,691	$180,946	$83,447

Allocated as follows:
Goodwill	$172	$23,201	$108,906	$12,667	$144,774	$66,639
Other intangible assets	123	8,992	27,156	24	36,172	16,808

Total allocated	$295	$32,193	$136,062	$12,691	$180,946	$83,447

      For 2004, the above table includes cash deposits and acquisition related costs of $4.0 million and 1,000,000 common shares and warrants valued at $5.7 million, which relate to the Florida Recycling acquisition that were paid or deposited during 2003 and were capitalized to the cost of the acquisition during 2004.
      During 2005 we also made the following payments related to previously completed acquisitions and other asset purchases: (i) $2.5 million as additional purchase price for working capital delivered, primarily related to the Allied Assets acquisition; and (ii) $1.5 million, 285,715 common shares valued at approximately

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1.1 million and an operating facility in Pinellas with a book value of approximately $0.6 million for the acquisition of land adjacent to the Sanford Recycling and Transfer Station.
      We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market.
      The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the years ended December 31, 2005, 2004 and 2003 as if completed business combinations had occurred at the beginning of the respective period (in thousands except per share amounts):

	2005	2004	2003

Revenue	$383,071	$350,408	$315,300

Net loss attributable to common shareholders	$(50,267)	$(54,058)	$(99,893)

Basic and diluted net loss per Common Share	$(0.51)	$(0.60)	$(2.05)

Basic and diluted pro forma weighted average number of common shares outstanding	98,640	90,503	48,632

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

4.	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets consist of the following as of December 31, 2005 and 2004:

	2005	2004

Prepaid expenses	$2,694	$6,990
Deferred income taxes	4,763	$—
Inventory	1,832	1,791
Other current assets	1,823	2,159

	$11,112	$10,940

5.	Property and Equipment
      Property and equipment consist of the following as of December 31, 2005 and 2004:

	2005	2004

Land and buildings	$27,446	$18,872
Vehicles	103,120	101,215
Containers, compactors and landfill and recycling equipment	71,228	61,550
Furniture, fixtures, other office equipment and leasehold improvements	10,389	8,562

Total property and equipment	212,183	190,199
Less: Accumulated depreciation	(78,920)	(59,732)

Property and equipment, net	$133,263	$130,467

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in property and equipment are vehicles under capital leases with an aggregate cost of $2.8 million and related accumulated depreciation of $1.1 million and $0.7 million as of December 31, 2005 and 2004, respectively.

6.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites
      Landfill sites consist of the following as of December 31, 2005 and 2004:

	2005	2004

Landfill sites	$205,345	$188,616
Less: Accumulated depletion	(33,217)	(19,000)

Landfill sites, net	$172,128	$169,616

      On an annual basis, we update the development cost estimates, closure and post-closure and future capacity estimates for our landfills. Future capacity estimates are updated using surveys to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior management on an annual basis.
      Changes in landfill sites for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Balance at the beginning of the year	$169,616	$117,541	$13,084
Landfill site construction costs	10,775	12,839	12,268
Landfill purchase price	3,000	41,982	90,094
Additional asset retirement obligations	1,777	858	—
Purchase price allocation adjustments for prior acquisitions	99	5,907	—
Depletion	(13,434)	(8,105)	(4,789)
Divestitures	—	(154)	—
Capitalized interest	—	178	—
Effect of foreign exchange rate fluctuations	295	1,044	3,227
Change in accounting principle	—	(2,474)	3,657

Balance at the end of the year	$172,128	$169,616	$117,541

Accrued Closure, Post-Closure and Other Obligations
      Accrued closure, post-closure and other obligations consist of the following as of December 31, 2005 and 2004:

	2005	2004

Accrued closure and post-closure obligations	$9,106	$6,390
Deferred income tax liability	16,206	3,984
Other obligations	548	600

	$25,860	$10,974

      Accrued closure and post-closure obligations include the costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
useful life of each landfill as well as the duration of the post-closure monitoring period. Changes in accrued closure and post-closure obligations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance at the beginning of the year	$6,390	$7,737	$1,925
Additional asset retirement obligations	1,777	858	—
Accretion	724	463	455
Acquisitions	—	52	1,483
Divestitures	—	(146)	—
Purchase price allocation adjustments for prior acquisitions	—	(92)	—
Effect of foreign exchange rate fluctuations	215	349	991
Change in accounting principle	—	(2,831)	2,883

Balance at the end of the year	$9,106	$6,390	$7,737

      The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for our permitted landfill sites as of December 31, 2005 are as follows:

2006	$107
2007	394
2008	394
2009	5,839
2010	1,970
Thereafter	185,877

$194,581

      The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

7.	Goodwill and Other Intangible Assets
      Goodwill and other intangible assets consist of the following as of December 31, 2005 and 2004:

	2005	2004

Other intangible assets subject to amortization:
Customer relationships and contracts	$35,394	$50,495
Non-competition agreements and other	3,136	4,126

	38,530	54,621
Less: Accumulated amortization:
Customer relationships and contracts	(12,310)	(5,913)
Non-competition agreements and other	(1,950)	(1,782)

Other intangible assets subject to amortization, net	24,270	46,926
Goodwill	305,201	280,830

Goodwill and other intangible assets, net	$329,471	$327,756

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Changes in goodwill by reportable segment for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31, 2005

	Florida	Canada	All Other	Total

Balance at the beginning of the year	$174,629	$85,255	$20,946	$280,830
Acquisitions	—	163	9	172
Divestitures	—	—	—	—
Effect of foreign exchange rate fluctuations	—	2,730	—	2,730
Purchase price allocation adjustments for prior acquisitions	24,748	(3,279)	—	21,469

Balance at the end of the year	$199,377	$84,869	$20,955	$305,201

      During the first half of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling.

	Year Ended December 31, 2004

	Florida	Canada	All Other	Total

Balance at the beginning of the year	$56,034	$78,722	$9,788	$144,544
Acquisitions	133,093	314	11,367	144,774
Divestitures	(8,599)	—	—	(8,599)
Effect of foreign exchange rate fluctuations	—	6,219	—	6,219
Purchase price allocation adjustments for prior acquisitions	(5,899)	—	(209)	(6,108)

Balance at the end of the year	$174,629	$85,255	$20,946	$280,830

      Amortization expense for other intangible assets was $7.1 million, $6.1 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated future amortization of other intangible assets based on balances existing at December 31, 2005 is as follows:

2006	$5,178
2007	3,738
2008	2,720
2009	2,142
2010	1,835
Thereafter	8,657

$24,270

      As of December 31, 2005, the weighted average amortization period for other intangible assets is as follows:

Customer relationships and contracts	11.5 years
Non-competition agreements and other	3.0 years

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Assets
      Other assets consist of the following as of December 31, 2005 and 2004:

	2005	2004

Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $4,761 and $2,271 as of December 31, 2005 and 2004, respectively	$9,428	$10,833
Acquisition deposits and deferred acquisition costs	13,815	12,576
Other assets	702	2,032

	$23,945	$25,441

9.	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004

Deferred revenue	$10,205	$9,443
Accrued compensation, benefits and subcontractor costs	8,090	8,393
Accrued waste disposal costs	7,099	8,220
Accrued insurance	4,360	2,426
Accrued interest	4,207	4,762
Accrued acquisition costs	1,637	2,230
Current portion of capital lease obligations	454	567
Other accrued expenses and current liabilities	4,648	6,492

	$40,700	$42,533

10.	Debt
      Debt consists of the following as of December 31, 2005 and 2004:

	2005	2004

Senior Secured Credit Facilities:
Revolving credit facility, floating interest rate at 6.71% as of December 31, 2004, due April 2009	$—	$15,000
Term loan facility, floating interest rate at 7.91% and 6.78% as of December 31, 2005 and 2004, respectively, due $313 per quarter to March 2010, $29,500 per quarter thereafter, due March 2011	123,250	99,250
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other subordinated promissory note payable, interest at 6.67%, due through June 2017	2,965	3,130

	286,215	277,380
Less: Current portion	(1,365)	(1,166)

Long-term portion	$284,850	$276,214

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate annual principal repayments required in respect to debt as of December 31, 2005 are as follows:

2006	$1,365
2007	1,440
2008	1,453
2009	1,467
2010	89,044
Thereafter	191,446

$286,215

Senior Secured Credit Facilities
      On April 30, 2004, we entered into Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of December 31, 2005, there were no amounts outstanding on the revolving credit facility, while $18.7 million of capacity was used to support outstanding letters of credit.
      As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On October 4, 2004, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the credit facilities and increased the interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we met certain target leverage ratios, as defined, availability under the amended revolving credit facility was reduced to $50.0 million, up to $12.5 million of which was available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005 we issued 2,640,845 shares of common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million in satisfaction of this covenant.
      On October 26, 2005, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment, among other items, decreases the current interest rate on our term loan by 125 basis points to 325 basis points over Eurodollar loans. In addition, the amendment restored access under the revolving credit facility to $60.0 million, up to $15.0 million of which is available to our Canadian operations.
      On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at closing to refinance amounts then outstanding under our existing revolving credit facility. The $25.0 million un-drawn portion of the new term loan tranche is available on a delayed draw basis until March 30, 2006 for the financing of potential acquisitions that are otherwise permitted under the terms of the Credit Facilities and that do not materially increase total leverage on a pro forma basis.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of December 31, 2005, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.
          Senior Subordinated Notes
      On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semiannually on October 15 and April 15. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay indebtedness under our Credit Facilities.
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
      In April 2004, we entered into a Registration Rights Agreement with the initial purchaser of the Senior Subordinated Notes in which we agreed to file a registration statement for the exchange of the Senior Subordinated Notes for registered notes with identical terms and have such registration statement declared effective within specified time frames. Prior to the third quarter of 2005 we were required to pay liquidated damages to the holders of the notes, as we had not yet complied with these registration requirements. These liquidated damages were expensed as incurred and were payable in cash at the same time as interest payments were due under the notes. During the third quarter of 2005, the registration statement was filed and declared effective, and the exchange offer was commenced and consummated. As of September 28, 2005 we were no longer required to pay liquidated damages.

11.	Cumulative Mandatorily Redeemable Preferred Shares
      In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso 7,150,000 warrants to purchase shares of our common stock

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(on a one-for-one basis) for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $87.3 million as of December 31, 2005. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.
      As we are not permitted to declare and pay cash dividends pursuant to the terms of our Credit Facilities, the dividend payments accrue. The Preferred Stock, including all accrued and unpaid dividends, must be redeemed in full by no later than May 6, 2015. Until May 6, 2006, we may redeem all or any part of the Preferred Stock on payment of the sum of $1,000 per share plus accrued and unpaid dividends calculated as if the Preferred Stock were redeemed on May 6, 2006, or approximately $92.7 million subject to the restrictions in our Credit Facilities and our Senior Subordinated Notes. If we do not exercise our option to redeem all of the Preferred Stock by May 6, 2009, Kelso may require us to initiate a sale of our assets to redeem approximately $156.1 million of principal and accrued dividends, on terms acceptable to our board consistent with the exercise of their fiduciary duties. Pursuant to an amendment to the Certificate of Designations of Waste Services dated April 30, 2004, if we determine, after conducting a sale process, that any such sale would not yield sufficient proceeds to repay in full the indebtedness then outstanding under our Credit Facilities and the redemption amount of our Senior Subordinated Notes issued on April 30, 2004, then we may elect to delay such sale. The sale date may be delayed until the earliest to occur of (i) the final maturity date of the Senior Subordinated Notes (April 15, 2014); (ii) the date on which our Credit Facilities and the Senior Subordinated Notes are fully repaid or otherwise satisfied; or (iii) a sale of our assets to a third party. We refer to this date as the delayed sale date. If we do not initiate and complete a sale of our assets within 20 months of initiation of the sale process by the holders of the Preferred Stock, then on notice from the holders of the Preferred Stock, all outstanding Preferred Stock will become due and payable on the first anniversary of the date on which the holders of Preferred Stock gave notice requiring the initiation of a sale process, for a liquidation amount of 1.20 times the liquidation preference of $1,000 per share. If the sale day has been delayed, then we are not required to pay this increased liquidation amount until the delayed sale date.
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
      Due to its redeemable provisions we classified the Preferred Stock as a liability. We allocated the relative fair value of the proceeds to Preferred Stock and warrants. The 7,150,000 warrants had an allocated value on the date of issue of approximately $14.8 million. The value allocated to the warrants was treated as a component of equity, with an offsetting amount treated as a discount which will accrete to interest expense

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using the effective interest method over the life of the Preferred Stock to the earliest redemption date of May 6, 2006.

12.	Commitments and Contingencies

Leases
      The following is a schedule of future minimum operating lease payments as of December 31, 2005:

2006	$5,359
2007	4,656
2008	4,016
2009	2,773
2010	2,389
Thereafter	7,895

$27,088

      We have entered into operating lease agreements, primarily consisting of leases for our various facilities. Total rent expense under operating leases charged to operations was approximately $4.1 million, $4.0 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. We lease certain heavy equipment and hauling vehicles under capital lease agreements, all of which are due in 2006. The assets related to these leases have been capitalized and are included in property and equipment.

Surety Bonds and Letters of Credit
      Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $65.5 million and $67.7 million as of December 31, 2005 and 2004, respectively. The majority of these obligations expire each year and will need to be renewed.

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
      Any substantial liability for environmental damage incurred by us could have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these Consolidated Financial Statements, we estimate the range of reasonably possible losses related to environmental matters to be insignificant and are not aware of any such environmental liabilities that would be material to our operations or financial condition.

Disposal Agreement
      On November 22, 2002, we entered into a Put or Pay Disposal Agreement, or the Disposal Agreement, with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environne-

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ment Inc. collectively the RCI Companies, and Intersan Inc., or Intersan, a subsidiary of Waste Management of Canada Corporation (formerly Canadian Waste Services, Inc.), pursuant to which we, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the 5 year period from the date of the Disposal Agreement, 850,000 metric tonnes of waste per year, and for the next 2 years after the expiration of the first 5 year term, 710,000 metric tonnes of waste per year at a fixed disposal rate set out in the Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site we are also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations; as such we have provided for the draw as of December 31, 2005. The companies within the RCI Group are controlled by a director of ours and/or individuals related to that director.
      Concurrent with the Disposal Agreement, we entered into a three-year agreement with Canadian Waste Services, Inc. to allow us to deliver up to 75,000 tons in year one and up to 100,000 tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton, which has now expired.

Collective Bargaining Agreements
      As of December 31, 2005, approximately 45% of our employees in Canada were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

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
      In December 2002, Waste Management of Canada Corporation (formerly Canadian Waste Service, Inc.), one of our competitors, commenced an action in the Court of Queen’s Bench of Alberta against us and one of our former employees in Western Canada who had previously been employed by Canadian Waste. The action alleges breach of the employment contract between the former employee and Canadian Waste, and breach of fiduciary duties. The action also alleges that we participated in those alleged breaches. The action seeks damages in the amount of approximately C$14.5 million, and an injunction enjoining the former employee from acting contrary to his alleged employment contract and fiduciary duties.
      In July 2004, Waste Management, Inc. filed a suit in the District Court of Harris County, Texas against our President and Chief Operating Officer, Charles A. Wilcox, for breach of contract, including breach of a non-competition agreement, and for a temporary and a permanent injunction. Mr. Wilcox is presently subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management, Inc. In April 2005, Waste Management filed an amended petition and application for injunction

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
naming us as a defendant to the suit and claiming, among other things, tortious interference with contractual relations and seeking compensatory damages from us.
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

Other Commitments
      During December 2003, we issued 600,000 common shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share.

13.	Capital Stock

Migration Transaction
      Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.
      The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 87,657,035 shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
      The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares: (i) will receive the same dividends as holders of shares of our common stock, and (ii) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one vote for each exchangeable share). As such, the exchangeable shares are classified as part of our equity.
      Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than December 31, 2016. Holders of exchangeable shares also have the right at any anytime at their option, to exchange their exchangeable shares for shares of our common stock.

Equity Placements
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

Series 1 Preferred Shares
      During 2003 and 2002, we completed several private offerings of our Series 1 Preferred Shares, which were converted to common shares. The Series 1 Preferred Shares were non-voting and were not entitled to receive any dividends declared by us. The following table sets forth the varied tranches of Series 1 Preferred Shares issued during 2003 (amounts in thousands except share and per share amounts):

							Warrant
	Series 1						Exercise
	Preferred	Price Per	Gross			Warrants	Price
Period	Shares	Share	Proceeds	Net Proceeds		Issued	Per Share

March - June	10,241,666	$3.00	$30,725	$28,925		$2,048,333	$3.00
June(a)	5,000,000	3.00	15,000	14,100		1,000,000	3.00
July(b)	4,154,667	3.00	12,464	11,600		830,933	3.00
September(b)	8,750,000	3.20	28,000	27,877		1,575,000	3.20

	28,146,333		$86,189	$82,502	(c)	$5,454,266

(a)	The proceeds from this issue were received and recorded as of June 25, 2003; the shares were issued July 8, 2003.

(b)	A shareholder and certain of our officers and directors and/or their affiliates, purchased 1,762,500 Series 1 Preferred Shares in these private placement transactions.

(c)	Separately, we recorded a tax asset of $1.3 million for the deductible portion of the fees paid.
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

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At our annual meeting held in December 2003, the shareholders approved the conversion of the Series 1 Preferred Shares to common shares, thereby affecting the exchange on the basis of one common share for each one Series 1 Preferred Share and the exercisability of the warrants that were issued with the Series 1 Preferred Shares.

Employee and Director Stock Option Plans and Option Grants
      Under the 1997 Stock Option Plan, we may grant options to acquire shares of our common stock up to a maximum of 10.0% of the then issued and outstanding common shares on an as converted basis. All of the options issued under the 1997 plan vested on completion of the initial public offering of our securities. No options remain outstanding under the 1997 plan as at December 31, 2005.
      Under the 1999 Stock Option Plan, we may grant options to acquire shares of our common stock up to a maximum of 19% of the then issued and outstanding shares of common stock and common stock equivalents, including stock options issued under the 1997 Stock Option Plan. Options granted to non-employee directors will generally vest one year from the date of grant. Options granted to employees become exercisable only after the second anniversary of the grant date, unless otherwise determined by the Compensation Committee. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.
      All options granted under the 1997 and 1999 Stock Option Plans have been granted at or above market price. The weighted average exercise price of the aggregate outstanding options was $4.85, $4.91 and $4.71 as of December 31, 2005, 2004 and 2003, respectively. The weighted average contractual life of the options outstanding at December 31, 2005 was 2.6 years. The weighted average exercise price of options that were exercisable was $4.25, $3.90 and $5.07 as of December 31, 2005, 2004 and 2003, respectively. Certain of our options are priced in Canadian dollars and certain options are priced in U.S. dollars. Stock option activity, for

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee options covered by the 1997 and 1999 Stock Option Plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Options outstanding at the beginning of the year	12,652,964	7,806,699	2,435,816
Options granted during the year	876,000	5,472,000	5,493,000
Options exercised during the year	(15,000)	(192,500)	(20,000)
Options forfeited during the year	(950,464)	(433,235)	(102,117)

Options outstanding at the end of the year	12,563,500	12,652,964	7,806,699

Options exercisable at the end of the year	6,586,000	2,727,964	1,790,699

Weighted average exercise price: (C$ Options In C$)
Options granted	$—	$7.37	$6.49
Options exercised	$—	$5.22	$4.05
Options forfeited	$10.35	$8.33	$9.47
Options outstanding at the end of the year	$6.37	$6.45	$6.15
Option price ranges: (C$ Options In C$)
Options granted	$—	$3.23-$8.40	$5.25-$7.28
Options exercised	$—	$4.05-$6.03	$4.05
Options forfeited	$5.25-$18.05	$5.25-$18.05	$5.89-$14.44
Options outstanding at the end of the year	$4.05-$18.05	$3.23-$18.05	$4.05-$18.05
Weighted average exercise price: (US$ Options)
Options granted	$3.60	$4.82	$4.49
Options exercised	$3.53	$3.73	$—
Options forfeited	$4.98	$7.42	$6.34
Options outstanding at the end of the year	$4.45	$4.61	$4.55
Option price ranges: (US$ Options)
Options granted	$3.58-$3.96	$2.70-$6.25	$3.89-$5.52
Options exercised	$3.53	$3.46-$4.15	$—
Options forfeited	$2.70-$12.00	$3.89-$12.00	$4.00-$12.00
Options outstanding at the end of the year	$2.70-$6.25	$2.70-$6.25	$3.12-$12.00

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrants
      We have outstanding warrants to purchase shares of our common stock. The following table summarizes these warrants for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

	Number of	Warrant	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges	Warrants	Price Ranges

Warrants outstanding at the beginning of the year	15,230,115	$2.70-$5.75	13,810,515	$2.70-$4.70	1,150,000	$2.70-$3.94
Warrants issued during the year	264,085	$2.84	1,540,000	$4.00-$5.75	12,660,515	$3.00-$4.70
Warrants exercised during the year	(149,650)	$3.00-$3.20	(120,400)	$3.00	—	—
Warrants expired during the year	(150,000)	$3.94	—	—	—	—

Warrants outstanding at the end of the year	15,194,550	$2.70-$5.75	15,230,115	$2.70-$5.75	13,810,515	$2.70-$4.70

Warrants exercisable at the end of the year	15,061,217	$2.70-$5.75	15,030,115	$2.70-$5.75	13,349,265	$2.70-$3.94

      The weighted average exercise price of warrants that were exercisable was $3.10, $3.11 and $3.01 as of December 31, 2005, 2004 and 2003, respectively. The weighted average remaining contractual life of warrants outstanding at December 31, 2005 was 2.7 years.

14.	Income Taxes
      The income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—	—
Canada	555	369	403

Current income tax provision	555	369	403

Deferred:
Federal and state deferred	5,452	3,983	—
Foreign deferred	6,129	3,235	(990)

Deferred income tax provision (benefit)	11,581	7,218	(990)

Provision (benefit) for income taxes	$12,136	$7,587	$(587)

      Pre-tax loss from our U.S. operations was $53.0 million, $50.7 million and $17.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Pre-tax income (loss) from our Canadian operations was $14.8 million, $9.9 million and $(6.1) million for the years ended December 31, 2005, 2004 and 2003, respectively.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As discussed in Note 13, pursuant to the migration transaction we reorganized from an Ontario, Canada company to a U.S. company in 2004. Accordingly, for the following reconciliation, statutory rates are based on U.S. federal income tax rates in 2005 and 2004 and Canadian federal and provincial rates in 2003. The reconciliation of the difference between income taxes at the statutory rate and the income tax provision (benefit) before cumulative effect of change in accounting principle for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Provision at statutory rate	$(13,263)	$(14,277)	$(8,675)
State, net of federal benefit	425	499	—
Effect of change in enacted rates on deferred taxes	—	—	(478)
Non-deductible warrant expense	377	514	903
Non-deductible interest expense and preferred stock dividends	7,490	6,921	3,790
Non-deductible foreign exchange (gains) and loss	146	(16)	366
Other permanent differences	710	(601)	509
Distributed earnings in foreign subsidiary	2,430	1,866	—
Valuation allowance	13,585	12,412	2,641
Large corporations tax	236	269	357

Income tax provision (benefit)	$12,136	$7,587	$(587)

      The income tax provision of nil, $0.1 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to the cumulative effect of change in accounting principle and was provided at statutory rates.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income tax assets and liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004

Deferred income tax assets:
Tax loss carry forward — U.S.	$27,928	$15,955
Tax loss carry forward — Canada	4,763	10,602
Accruals not currently deductibles — U.S.	123	1,753
Less: Valuation allowance — U.S.	(28,051)	(15,842)

Net deferred tax assets	4,763	12,468
Deferred income tax liabilities:
Book basis in property and goodwill in excess of tax basis — U.S.	(9,436)	(3,984)
Book basis in property and goodwill in excess of tax basis — Canada	(6,770)	(9,400)
Undistributed earnings in foreign subsidiary — U.S.	—	(1,866)

Net deferred income tax asset (liability)	(11,443)	(2,782)
Less: current portion of deferred taxes	(4,763)	—

Net deferred income tax asset (liability) long-term	$(16,206)	$(2,782)

      Due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our U.S. net operating loss carryforwards and deferred tax assets, net of certain deferred tax liabilities. We have provided for current taxes on the distributed earnings of our Canadian subsidiaries in connection with certain tax planning initiatives.
      Gross net operating loss carry-forwards expire as follows:

	U.S.	Canada	Total

2006	$—	$—	$—
2007	—	—	—
2008	—	9,509	9,509
2009	—	3,841	3,841
2010	—	—	—
Thereafter	79,796	—	79,796

	$79,796	$13,350	$93,146

      For tax purposes generally, goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.
      Changes in the deferred tax valuation allowance for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Balance at the beginning of the year	$15,842	$2,641	$—
Additions to valuation allowance	13,585	12,412	2,641
Adjustments to valuation allowance	(1,376)	789	—

Balance at the end of the year	$28,051	$15,842	$2,641

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Net Loss Per Share Information
      The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Numerator:
Net loss attributable to common shareholders	$(50,290)	$(48,154)	$(76,952)

Denominator:
Basic and diluted pro forma weighted average number of common shares outstanding	98,640	88,232	38,782

Antidilutive securities not included in the diluted earnings per share calculation:
Series 1 Preferred Shares	—	—	13,582
Options to purchase Common Shares	44	299	707
Warrants to purchase Common Shares	2,158	2,189	3,189

	2,202	2,488	17,478

16.	Retirement Plan
      We sponsor a defined contribution Deferred Profit Sharing Plan (“DPSP”) for our Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to a Registered Retirement Savings Plan, subject to certain governmental limits and restrictions. We match 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after two years of employment. The matched contributions totaled approximately $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      During 2004, we established a 401(k) Plan for employees located in the United States. The domestic plan provides for employees to contribute up to 50% of their eligible compensation, subject to certain IRS limits. We match 50% of the employee contributions, up to the first 6% of the employee’s contribution. Participant contributions vest immediately and employer contributions vest after two years of employment. We matched contributions totaling approximately $0.4 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.

17.	Segment Information
      We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida, Texas and Arizona. We believe our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) these segments are economically similar, (ii) the nature of the service, waste collection and disposal, is the same and transferable across locations; (iii) the type and class of customer is consistent among regions/districts; (iv) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (v) the regulatory environment is consistent within Canada. We do not have significant (in volume or dollars)

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inter-segment related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.”
      For information regarding our geographic areas refer to Note 21.
      Summarized financial information concerning our reportable segments as of and for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005

			All Other
	Florida	Canada	Operations	Corporate	Total

Revenue	$187,041	$166,331	$29,074	$—	$382,446
Depreciation, depletion and amortization	20,044	18,045	3,285	1,580	42,954
Income (loss) from operations	11,572	23,622	(948)	(23,220)	11,026
Capital expenditures	16,581	9,670	5,603	1,719	33,573
Total assets	398,255	191,108	101,360	37,666	728,389

	2004

			All Other
	Florida	Canada	Operations	Corporate	Total

Revenue	$144,089	$142,718	$23,978	$—	$310,785
Depreciation, depletion and amortization	15,588	15,392	2,226	998	34,204
Income (loss) from operations	8,170	16,550	(955)	(16,248)	7,517
Capital expenditures	14,687	12,054	18,179	1,289	46,209
Total assets	368,619	196,204	94,907	60,853	720,583

	2003

			All Other
	Florida	Canada	Operations	Corporate	Total

Revenue	$—	$124,985	$1,765	$—	$126,750
Depreciation, depletion and amortization	4	14,160	196	567	14,927
Income (loss) from operations	(403)	12,404	(158)	(16,889)	(5,046)
Capital expenditures	7,851	12,721	2,332	1,534	24,438
Total assets	185,926	182,241	26,815	76,016	470,998

18.	Related Party Transactions
      During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote, at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.
      Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our Chairman and Chief Executive Officer, was employed by us in 2005 as Executive Vice President and Chief Operating Officer, Western Canada and received $0.5 million in employment compensation for the year ended December 31, 2005. This compensation was consistent with compensation paid to other executives in similar positions.
      During 2004 and 2005, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Lucien Rémillard with respect to our potential acquisition of the solid waste collection and disposal assets owned by a company controlled by Mr. Rémillard in Quebec. In connection with these negotiations, we reimbursed Mr Rémillard’s company for expenses in the aggregate amount of approximately C$3.2 million for services provided by third parties to December 31, 2005 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
solid waste landfill. There is no assurance that an acquisition of the business will be completed and, if not, we will not be reimbursed for the expenses we have incurred.
      We lease office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, a brother of Gary W. DeGroote, one of our directors. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10.5 years commencing in 2004, with a right to extend for a further five years. Base rent escalates from C$0.1 million to C$0.2 million per year in increments over the term of the lease.
      We paid Kelso and Company, L.P., an affiliate of Kelso, an advisory services fee of $1.65 million in connection with the issuance of 55,000 shares of WSI Preferred Stock to Kelso in May 2003. In February 2004, we also paid Kelso and Company, L.P., a $0.5 million fee in connection with services related to the arrangement of the 364-Day Credit Facilities that was entered into on December 31, 2003 and repaid in full on April 30, 2004. One of our directors, George E. Matelich is a Managing Director of Kelso & Company L.P. Another of our directors, Michael B. Lazar was a Managing Director of Kelso & Company, L.P from 1993 to 2005.
      Effective March 31, 2003, we entered into a placement agent agreement with Sanders Morris Harris Inc. (“SMH”), pursuant to which we agreed to pay SMH a fee for Series 1 Preferred Shares sold through SMH. We paid SMH fees of $1.9 million pursuant to the agreement. SMH is a beneficial owner of our common shares. However, effective July 28, 2004 Don Sanders, a principal of SMH, is no longer one of our directors.
      During 2003, we purchased legal services for less than $0.1 million from Durkin and Durkin. A former executive officer, Thomas E. Durkin III, was an inactive partner in Durkin and Durkin.
      In 2003, we purchased furnishings and leasehold improvements from H2O Technologies, Ltd. for $0.3 million and assumed a lease of premises from David Sutherland-Yoest. David Sutherland-Yoest, our Chairman and Chief Executive Officer was, until October of 2003, Chairman and Chief Executive Officer of H2O Technologies, Ltd. and until January 2004, was a director of H2O Technologies, Ltd. The lease expired on March 31, 2005 and had annual rent and operating costs of less than $0.1 million.
      Certain affiliates of our officers and directors were purchasers of Series 1 Preferred Shares in September 2003. An independent committee consisting of David Sutherland-Yoest and George E. Matelich reviewed and approved the terms of issuance of the Series 1 Preferred Shares in which the shareholders, officers and directors or their affiliates were purchasers.
      In November of 2002, we entered into a Put or Pay Disposal agreement with the RCI Companies which are controlled by one of our directors, Mr. Lucien Rémillard. Concurrently with the Put or Pay Disposal Agreement, we entered into a three year disposal agreement with Canadian Waste Services Inc. which provided us with access to Canadian Waste’s Michigan landfill at negotiated fixed rates per ton and which expired in the third quarter of 2005. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we have provided for the draw as of December 31, 2005.
      These transactions are in the normal course of operations and are recorded at the exchange amount, which is the consideration agreed to between the respective parties.

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplementary Cash Flow Information
      Supplemental non-cash financing activities for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

Common Shares issued relative to acquisitions	$1,146	$88,078	$24,812
Beneficial conversion feature of Series 1 Preferred Shares	—	—	54,572
Amounts accrued for capital expenditures	2,439	—	2,564
Other cash flow information:
Cash paid for interest	$26,847	$15,782	$5,147
Cash paid for income taxes	828	341	1,220

20.	Selected Quarterly Financial Data (unaudited)
      The following table summarizes the unaudited quarterly results of operations as reported for 2005 and 2004 (in thousands of U.S. dollars, except per share amounts) (See also Note 3 — Business Combinations, Significant Asset Acquisitions and Disposals of Businesses):

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$88,985	$95,384	$101,751	$96,326
Income (loss) from operations	(283)	786	6,507	4,016
Net loss	(14,267)	(14,514)	(9,411)	(12,098)
Basic and diluted loss per share	$(0.15)	$(0.15)	$(0.10)	$(0.12)
Shares used in computing per share amounts	96,516	99,072	99,413	99,516

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$50,317	$72,626	$94,615	$93,227
Income from operations	205	871	5,660	781
Loss before cumulative effect of change in accounting principal	(10,959)	(18,615)	(5,719)	(13,086)
Cumulative effect of change in accounting principle	225	—	—	—
Net loss	(10,734)	(18,615)	(5,719)	(13,086)
Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.15)	$(0.21)	$(0.06)	$(0.14)
Cumulative effect of change in accounting principle	—	—	—	—

Basic and diluted loss per share	$(0.15)	$(0.21)	$(0.06)	$(0.14)

Shares used in computing per share amounts	70,583	88,855	96,854	96,418

21.	Condensed Consolidating Financial Statements
      Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations and the guarantees of its domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are Consolidating Balance Sheets

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as of December 31, 2005 and 2004 and the related Condensed Consolidating Statements of Operations and Cash Flows for each of the three years ended December 31, 2005 of Waste Services and the guarantor subsidiaries (“Guarantors”), our domestic operations, and the subsidiaries which are not guarantors (“Non-guarantors”), our Canadian operations. Changes in our investment in subsidiary balances are primarily affected by equity earnings in investee, changes in accumulated other comprehensive income, subsidiary

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock-based compensation and contributions (distributions) from/to parent. These condensed consolidating statements have been re-cast to reflect Waste Services, Inc. as the parent from the earliest period presented:

	December 31, 2005

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$3,681	$5,206	$—	$8,887
Accounts receivable, net	25,438	24,145	—	49,583
Prepaid expenses and other current assets	3,018	8,094	—	11,112

Total current assets	32,137	37,445	—	69,582
Property and equipment, net	67,354	65,909	—	133,263
Landfill sites, net	162,028	10,100	—	172,128
Goodwill and other intangible assets, net	243,276	86,195	—	329,471
Other assets	10,391	13,554	—	23,945
Due from affiliates	—	2,295	(2,295)	—
Investment in subsidiary	177,883	—	(177,883)	—

Total assets	$693,069	$215,498	$(180,178)	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,665	$11,487	$—	$26,152
Accrued expenses and other current liabilities	27,911	12,789	—	40,700
Short-term financing and current portion of long-term debt	1,365	—	—	1,365

Total current liabilities	43,941	24,276	—	68,217
Long — term debt	284,850	—	—	284,850
Accrued closure, post-closure and other obligations	12,521	13,339	—	25,860
Cumulative mandatorily redeemable Preferred Stock	84,971	—	—	84,971
Due to affiliates	2,295	—	(2,295)	—

Total liabilities	428,578	37,615	(2,295)	463,898

Shareholders’ equity:
Common stock of Waste Services, Inc.	937	—	—	937
Additional paid-in capital	383,618	177,883	(177,883)	383,618
Treasury stock of Waste Services, Inc.	(1,235)	—	—	(1,235)
Accumulated other comprehensive income	35,673	—	—	35,673
Accumulated deficit	(154,502)	—	—	(154,502)

Total shareholders’ equity	264,491	177,883	(177,883)	264,491

Total liabilities and shareholders’ equity	$693,069	$215,498	$(180,178)	$728,389

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$6,223	$2,284	$—	$8,507
Accounts receivable, net	24,509	23,347	—	47,856
Prepaid expenses and other current assets	6,439	4,501	—	10,940

Total current assets	37,171	30,132	—	67,303
Property and equipment, net	64,805	65,662	—	130,467
Landfill sites, net	155,710	13,906	—	169,616
Deferred income taxes, net	—	—	—	—
Goodwill and other intangible assets, net	240,578	87,178	—	327,756
Other assets	12,106	13,335	—	25,441
Due from affiliates	—	8,869	(8,869)	—
Investment in subsidiary	192,115	—	(192,115)	—

Total assets	$702,485	$219,082	$(200,984)	$720,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,757	$10,192	$—	$25,949
Accrued expenses and other current liabilities	31,104	11,429	—	42,533
Short-term financing and current portion of long-term debt	1,166	—	—	1,166

Total current liabilities	48,027	21,621	—	69,648
Long — term debt	276,214	—	—	276,214
Accrued closure, post-closure and other obligations	5,628	5,346	—	10,974
Cumulative mandatorily redeemable Preferred Stock	64,971	—	—	64,971
Due to affiliates	8,869	—	(8,869)	—

Total liabilities	403,709	26,967	(8,869)	421,807

Shareholders’ equity:
Common stock of Waste Services, Inc.	904	—	—	904
Additional paid-in capital	374,186	192,115	(192,115)	374,186
Treasury stock of Waste Services, Inc.	(1,235)	—	—	(1,235)
Accumulated other comprehensive income	29,133	—	—	29,133
Accumulated deficit	(104,212)	—	—	(104,212)

Total shareholders’ equity	298,776	192,115	(192,115)	298,776

Total liabilities and shareholders’ equity	$702,485	$219,082	$(200,984)	$720,583

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$216,115	$166,331	$—	$382,446
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	165,316	111,013	—	276,329
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	33,288	23,197	—	56,485
Settlement with sellers of Florida Recycling	(4,120)	—	—	(4,120)
Depreciation, depletion and amortization	23,598	19,356	—	42,954
Foreign exchange gain and other	(799)	571	—	(228)
Equity earnings in investees	(5,264)	—	5,264	—

Income (loss) from operations	4,096	12,194	(5,264)	11,026
Interest expense	27,950	246	—	28,196
Cumulative mandatorily redeemable Preferred Stock dividends and amortization of issue costs	20,984	—	—	20,984

Income (loss) before income taxes	(44,838)	11,948	(5,264)	(38,154)
Income tax provision	5,452	6,684	—	12,136

Net income (loss) attributable to Common Shareholders	$(50,290)	$5,264	$(5,264)	$(50,290)

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$168,067	$142,718	$—	310,785
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	126,406	96,991	—	223,397
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	32,883	21,796	—	54,679
Settlement with sellers of Florida Recycling	(8,635)	—	—	(8,635)
Depreciation, depletion and amortization	17,888	16,316	—	34,204
Foreign exchange gain and other	—	(377)	—	(377)
Equity earnings in investees	(4,403)	—	4,403	—

Income (loss) from operations	3,928	7,992	(4,403)	7,517
Interest expense	30,517	321	—	30,838
Changes in fair value of warrants	—	(111)	—	(111)
Cumulative mandatorily redeemable Preferred Stock dividends and amortization of issue costs	17,582	—	—	17,582

Income (loss) before income taxes	(44,171)	7,782	(4,403)	(40,792)
Income tax provision	3,983	3,604	—	7,587

Income (loss) before cumulative effect of change in accounting principle	(48,154)	4,178	(4,403)	(48,379)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132	—	225	—	225

Net income (loss) attributable to Common Shareholders	$(48,154)	$4,403	$(4,403)	(48,154)

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$1,765	$124,985	$—	126,750
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	1,300	83,377	—	84,677
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	4,617	25,815	—	30,432
Depreciation, depletion and amortization	200	14,727	—	14,927
Foreign exchange gain and other	—	1,760	—	1,760
Equity loss in investees	5,035	—	(5,035)	—

Loss from operations	(9,387)	(694)	5,035	(5,046)
Interest expense	2,832	5,446	—	8,278
Cumulative mandatorily redeemable Preferred Stock dividends and amortization of issue costs	10,161	—	—	10,161

Loss before income taxes	(22,380)	(6,140)	5,035	(23,485)
Income tax provision	—	(587)	—	(587)

Loss before cumulative effect of change in accounting principle	(22,380)	(5,553)	5,035	(22,898)
Cumulative effect of change in accounting principle, net of provision for income taxes of $256	—	518	—	518

Net loss	(22,380)	(5,035)	5,035	(22,380)
Deemed dividend on Series 1 Preferred Shares	—	(54,572)	—	(54,572)

Net loss attributable to Common Shareholders	$(22,380)	$(59,607)	$5,035	$(76,952)

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash provided by (used in) operating activities:	$(13,942)	$38,565	$—	$24,623

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(7,593)	(497)	—	(8,090)
Capital expenditures	(22,206)	(11,367)	—	(33,573)
Proceeds from asset sales and business divestitures	2,487	711	—	3,198
Deposits for business acquisitions and other	(73)	(973)	—	(1,046)
Intercompany	—	(23,300)	23,300	—

	(27,385)	(35,426)	23,300	(39,511)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	25,000	—	—	25,000
Principal repayments of debt and capital lease obligations	(16,166)	(538)	—	(16,704)
Sale of common shares and warrants	7,125	—	—	7,125
Proceeds from the exercise of options and warrants	521	—	—	521
Fees paid for financing transactions	(995)	—	—	(995)
Intercompany	23,300	—	(23,300)	—

	38,785	(538)	(23,300)	14,947

Effect of exchange rate changes on cash and cash equivalents	—	321	—	321

Increase in cash and cash equivalents	(2,542)	2,922	—	380
Cash and cash equivalents at the beginning of the year	6,223	2,284	—	8,507

Cash and cash equivalents at the end of the year	$3,681	$5,206	$—	$8,887

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) operating activities:	$(665)	$25,362	$—	$24,697

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(163,555)	(1,124)	—	(164,679)
Capital expenditures	(33,159)	(13,050)	—	(46,209)
Proceeds from asset sales and business divestitures	14,231	—	—	14,231
Deposits for business acquisitions and other	1,359	(2,910)	—	(1,551)
Intercompany	—	(78,985)	78,985	—

	(181,124)	(96,069)	78,985	(198,208)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	283,000	—	—	283,000
Principal repayments of debt and capital lease obligations	(186,031)	(1,127)	—	(187,158)
Sale of common shares and warrants	—	53,600	—	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	14,433	9,908	—	24,341
Proceeds from the exercise of options and warrants	—	1,041	—	1,041
Fees paid for financing transactions	(11,218)	(2,923)	—	(14,141)
Intercompany	78,985	—	(78,985)	—

	179,169	60,499	(78,985)	160,683

Effect of exchange rate changes on cash and cash equivalents	—	273	—	273

Increase in cash and cash equivalents	(2,620)	(9,935)	—	(12,555)
Cash and cash equivalents at the beginning of the year	8,843	12,219	—	21,062

Cash and cash equivalents at the end of the year	$6,223	$2,284	$—	$8,507

WASTE SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from (used in) operating activities:	$(2,682)	$12,128	$—	$9,446

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(159,913)	(1,458)	—	(161,371)
Capital expenditures	(10,260)	(14,178)	—	(24,438)
Proceeds from asset sales and business divestitures	—	952	—	952
Deposits for business acquisitions and other	—	(10,776)	—	(10,776)
Intercompany	(15,524)	—	15,524	—

	(185,697)	(25,460)	15,524	(195,633)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	157,692	8,801	—	166,493
Principal repayments of debt and capital lease obligations	(1,144)	(73,107)	—	(74,251)
Proceeds from the issuance of Series 1 Preferred Shares	—	86,189	—	86,189
Proceeds from the issuance of cumulative mandatorily redeemable Preferred Stock	55,000	—	—	55,000
Deposits on collateral supporting letters of credit	—	(9,929)	—	(9,929)
Proceeds from the exercise of options and warrants	—	554	—	554
Fees paid for financing transactions	(14,326)	(4,641)	—	(18,967)
Intercompany	—	15,524	(15,524)	—

	197,222	23,391	(15,524)	205,089

Effect of exchange rate changes on cash and cash equivalents	—	385	—	385

Increase in cash and cash equivalents	8,843	10,444	—	19,287
Cash and cash equivalents at the beginning of the year	—	1,775	—	1,775

Cash and cash equivalents at the end of the year	$8,843	$12,219	$—	$21,062