Form 10-Q
period 2006-03-31
WASTE SERVICES, INC.
filed 2006-04-28
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
(Address of principal executive offices) (zip code)
(905) 319-1237
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 24, 2006 was 101,760,484 (net of treasury shares and assuming exchange of 6,326,882 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,045	$8,887
Accounts receivable (net of allowance for doubtful accounts of $1,182 and $925 as of March 31, 2006 and December 31, 2005, respectively)	46,733	49,583
Prepaid expenses and other current assets	10,738	11,112

Total current assets	59,516	69,582

Property and equipment, net	134,160	133,263
Landfill sites, net	174,720	172,128
Goodwill and other intangible assets, net	327,807	329,471
Other assets	24,116	23,945

Total assets	$720,319	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,912	$26,152
Accrued expenses and other current liabilities	44,606	40,700
Short-term financing and current portion of long-term debt	1,430	1,365

Total current liabilities	70,948	68,217

Long-term debt	284,491	284,850
Accrued closure, post-closure and other obligations	26,371	25,860
Cumulative mandatorily redeemable Preferred Stock (net of discount of $696 and $2,347 as of March 31, 2006 and December 31, 2005, respectively)	90,400	84,971

Total liabilities	472,210	463,898

Shareholders’ equity:
Common stock $0.01 par value; 500,000,000 shares authorized; 94,663,761 and 93,685,889 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	947	937
Additional paid-in capital	386,726	383,618
Treasury stock at cost; 500,000 shares	(1,235)	(1,235)
Accumulated other comprehensive income	34,938	35,673
Accumulated deficit	(173,267)	(154,502)

Total shareholders’ equity	248,109	264,491

Total liabilities and shareholders’ equity	$720,319	$728,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$95,682	$88,985

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	68,295	64,839
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	16,561	15,118
Impairment of deferred acquisition costs	5,612	—
Depreciation, depletion and amortization	10,337	9,549
Foreign exchange gain and other	(81)	(238)

Loss from operations	(5,042)	(283)
Interest expense	7,057	6,825
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,697	4,842

Loss before income taxes	(17,796)	(11,950)
Income tax provision	969	2,317

Net loss	$(18,765)	$(14,267)

Basic and diluted loss per share:

Loss per share — basic and diluted	$(0.19)	$(0.15)

Weighted average common shares outstanding — basic and diluted	100,132	96,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(In thousands)

					Accumulated
					Other
	Waste Services, Inc.			Treasury	Comprehensive		Total
	Common Stock		Additional	Shares	Income	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	at Cost	(Loss)	Deficit	Equity
Balance, December 31, 2005	93,686	$937	$383,618	$(1,235)	$35,673	$(154,502)	$264,491

Common shares and warrants issued	946	9	2,905	—		—	2,914
Exercise of options and warrants	28	1	84	—		—	85
Stock-based compensation	—	—	1,048	—		—	1,048
Conversion of exchangeable shares	4	—	—	—		—	—
Share reimbursement agreement	—	—	(929)	—		—	(929)
Foreign currency translation adjustment	—	—	—	—	(735)	—	(735)
Net loss	—	—	—	—	—	(18,765)	(18,765)

Balance, March 31, 2006	94,664	$947	$386,726	$(1,235)	$34,938	$(173,267)	$248,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,765)	$(14,267)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	10,337	9,549
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,697	4,842
Amortization of debt issue costs	388	345
Deferred income tax provision	858	2,161
Non-cash stock-based compensation expense	1,048	506
Impairment of deferred acquisition costs	5,612	—
Other non-cash items	219	143
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,784	1,528
Prepaid expenses and other current assets	(582)	1,197
Accounts payable	(828)	(4,477)
Accrued expenses and other current liabilities	4,352	2,751

	11,120	4,278

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(639)
Capital expenditures	(14,383)	(6,804)
Proceeds from asset sales and business divestitures	371	453
Deposits for business acquisitions and other	(3,555)	(398)

	(17,567)	(7,388)

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(485)	(402)
Sale of common shares and warrants	—	7,125
Proceeds from the exercise of options and warrants	85	—

	(400)	6,723

Effect of exchange rate changes on cash and cash equivalents	5	(76)

Increase (decrease) in cash and cash equivalents	(6,842)	3,537
Cash and cash equivalents, beginning of period	8,887	8,507

Cash and cash equivalents, end of period	$2,045	$12,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia).
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. Except for the adoption of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is more fully described in Note 2, the accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2005, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2005. Income taxes during these interim periods have been provided based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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
     As a portion of our operations is domiciled in Canada, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income. Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, and exchangeable shares of Waste Services (CA) not owned by us. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three months ended March 31, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows (unaudited) (in thousands):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended March 31,
	2006	2005
Options to purchase common shares	6	31
Warrants to purchase common shares	908	1,653

Dilutive securities	914	1,684

     For purposes of computing net income (loss) per common share — basic and diluted, for the three months ended March 31, 2006 and 2005, the weighted average number of shares of common stock outstanding includes the effect of 6,326,882 and 6,512,102 exchangeable shares of Waste Services (CA), respectively, as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed.
2. Share-Based Payments
     We have a 1997 Stock Option Plan and a 1999 Stock Option Plan, which are described in our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K. Employee stock options are denominated in U.S. and Canadian dollars. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations. For the years ended December 31, 2005 and 2004, stock-based employee compensation expense was $0.3 million and $(1.4) million, respectively. In the three month period ended March 31, 2005, stock-based compensation expensed for employees was $0.1 million. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for the three months ended March 31, 2006, is approximately $0.9 million higher than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to: (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $(0.18) if the company had not adopted SFAS 123(R), compared to reported basic and diluted loss per share of $(0.19).
     Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There are no tax benefits, excess or otherwise, for the three months ended March 31, 2006 and 2005, and therefore there is no impact on the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three months ended March 31, 2005 (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net loss as reported	$(14,267)
Add: Employee compensation expense for equity awards included in the determination of net loss as reported	86
Less: Stock based compensation expense for equity awards determined by the fair value based method prescribed under Statement 123	(2,449)

Pro forma net loss	$(16,630)

Basic and diluted loss per share:
As reported	$(0.15)

Pro forma	$(0.17)

     Note that the above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three months ended March 31, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such period.
     During the three months ended March 31, 2006, we granted 165,000 options to certain employees with option exercise prices equal to the market value of our common stock on the date of the grant. The weighted-average grant-date fair value of these option grants was $1.04 per option. No employee options were granted during the three months ended March 31, 2005. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Annual dividend yield	—	—
Weighted-average expected life (years)	3.0	N/A
Risk-free interest rate	4.83%	N/A
Expected volatility	38%	N/A
     Expected volatility and expected life consider (i) historical trends and (ii) ways in which future volatility and option lives may differ from those historical trends. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.
     SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.
     During the three months ended March 31, 2006, no employee options were exercised and 142,000 options expired or were forfeited. As of March 31, 2006, $1.2 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.5 year. Additional information relative to our employee options outstanding at March 31, 2006 is summarized as follows (unaudited):

	Options		Options
	Outstanding		Exercisable
Number of U.S. dollar denominated options		7,846,500		4,735,000
Number of Canadian dollar denominated options		4,740,000		4,556,500
Total number of options		12,586,500		9,291,500
Aggregate intrinsic value of options	$0.1million		$0.1million
Weighted average remaining contractual term (years)		2.4		2.0
Weighted average exercise price — U.S. dollar denominated options		$4.43		$4.55
Weighted average exercise price — Canadian dollar denominated options	C$	6.37	C$	6.37
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006.
3. Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts based on the expected collectibility of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
basis based upon a review of specific accounts outstanding and our history of uncollectible accounts.
     The changes to the allowance for doubtful accounts for the three months ended March 31, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$925	$1,264
Provisions	623	395
Bad debts charged to reserves, net of recoveries	(365)	(609)
Impact of foreign exchange rate fluctuations	(1)	(1)

Balance, end of period	$1,182	$1,049

4. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Prepaid expenses	$3,083	$2,694
Deferred income taxes	3,749	4,763
Parts and supplies	1,897	1,832
Other current assets	2,009	1,823

	$10,738	$11,112

5. Property and Equipment
     Property and equipment consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Land and buildings	$29,072	$27,446
Vehicles	104,472	103,120
Containers, compactors and landfill and recycling equipment	73,108	71,228
Furniture, fixtures, other office equipment and leasehold improvements	10,725	10,389

Total property and equipment	217,377	212,183
Less: Accumulated depreciation	(83,217)	(78,920)

Property and equipment, net	$134,160	$133,263

6. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Landfill sites	$211,196	$205,345
Less: Accumulated depletion	(36,476)	(33,217)

Landfill sites, net	$174,720	$172,128

     The changes in landfill sites for the three months ended March 31, 2006 and 2005 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2006	2005
Balance, beginning of period	$172,128	$169,616
Additional landfill site costs	5,566	2,445
Additional asset retirement obligations	428	229
Depletion	(3,361)	(2,155)
Effect of foreign exchange rate fluctuations	(41)	(96)

Balance, end of period	$174,720	$170,039

Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Accrued closure and post-closure obligations	$9,693	$9,106
Deferred income tax liability	16,086	16,206
Other obligations	592	548

	$26,371	$25,860

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the three months ended March 31, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$9,106	$6,390
Accretion	187	121
Additional asset retirement obligations	428	229
Effect of foreign exchange rate fluctuations	(28)	(27)

Balance, end of period	$9,693	$6,713

7. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$35,381	$35,394
Non-competition agreements and other	3,132	3,136

	38,513	38,530

Less: Accumulated amortization:
Customer relationships and contracts	(13,409)	(12,310)
Non-competition agreements and other	(2,143)	(1,950)

Other intangible assets subject to amortization, net	22,961	24,270
Goodwill	304,846	305,201

Goodwill and other intangible assets, net	$327,807	$329,471

     The changes in goodwill for the three months ended March 31, 2006 and 2005 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2006
	Florida	Canada	All Other	Total
Balance, beginning of period	$199,377	$84,869	$20,955	$305,201
Effect of foreign exchange rate fluctuations	—	(355)	—	(355)

Balance, end of period	$199,377	$84,514	$20,955	$304,846

	Three Months Ended March 31, 2005
	Florida	Canada	All Other	Total
Balance, beginning of period	$174,629	$85,255	$20,946	$280,830
Acquisitions	—	—	9	9
Effect of foreign exchange rate fluctuations	—	(535)	—	(535)
Purchase price allocation adjustments for prior acquisitions	23,933	—	—	23,933

Balance, end of period	$198,562	$84,720	$20,955	$304,237

     During the first three months of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling Services, Inc.
8. Other Assets
     Other assets consist of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $5,443 and $4,761 as of March 31, 2006 and December 31, 2005, respectively	$8,774	$9,428
Acquisition deposits and deferred acquisition costs	14,687	13,815
Other assets	655	702

	$24,116	$23,945

     In April 2006, we concluded it is more-likely-than-not that we will not complete an acquisition with Lucien Rémillard, one of our directors, of a solid waste collection and disposal business controlled by Mr. Rémillard in Quebec, Canada for the foreseeable future, and therefore management has recorded an impairment charge of $5.6 million.
9. Debt
     Debt consists of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Senior Secured Credit Facilities:
Term loan facility, floating interest rate at 7.9% as of March 31, 2006 and December 31, 2005, due $313 per quarter to March 2010, $29,500 per quarter thereafter, due March 2011	$123,000	$123,250
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other subordinated promissory note payable, interest at 6.67%, due through June 2017	2,921	2,965

	285,921	286,215
Less: Current portion	(1,430)	(1,365)

Long-term portion	$284,491	$284,850

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of March 31, 2006, there were no amounts outstanding on the revolving credit facility, while $22.6 million of capacity was used to support outstanding letters of credit.
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
     On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at closing to refinance amounts then outstanding under our existing revolving credit facility. The remaining portion of the new term loan tranche is available on a delayed draw basis until May 31, 2006 and is to be used for the financing of acquisitions that are otherwise permitted under the terms of the Credit Facilities and that do not materially increase total leverage on a pro forma basis.
     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage, (ii) maximum total leverage and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of March 31, 2006, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.
Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi-annually on October 15 and April 15. The Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. In addition, prior to April 15, 2007, we may redeem up to 35.0% of the aggregate principal amount of the Subordinated Notes with the proceeds of certain equity offerings, at a redemption price equal to 109.5% of the principal amount. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay our indebtedness of our Credit Facilities.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
10. Cumulative Mandatorily Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso 7,150,000 warrants to purchase shares of our common stock (on a one-for-one basis) for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17 3/4% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $91.1 million as of March 31, 2006. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.
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
11. Commitments and Contingencies
Environmental Risks

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Our President and Chief Operating Officer, Charles A. Wilcox, is a defendant in a breach of contract suit filed by Waste Management, Inc. (“Waste Management”), which is more fully described in our annual report for the year ended December 31, 2005 as filed on Form 10-K. Mr. Wilcox is subject to a temporary order restraining him from engaging in certain activities adverse to the interests of Waste Management. In April 2005, Waste Management filed an amended petition and application for injunction naming us as a defendant to the suit, claiming, among other things, tortious interference with contractual relations and seeking compensatory damages from us. We intend to vigorously defend this claim both with respect to liability and damages.
     In March 2005, we filed a Complaint against Waste Management in the U.S. District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management could be liable for treble damages, or in excess of $75.0 million.
     No provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2006 and December 31, 2005, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $67.1 million and $65.5 million, respectively, to collateralize our obligations.
     Our U.S. based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2006, and included in the $67.1 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.
     The changes in insurance reserves for our U.S. operations for the three months ended March 31, 2006 and 2005 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$4,356	$2,426
Provisions	974	637
Payments	(460)	(106)
Favorable claim development	(315)	(279)

Balance, end of period	$4,555	$2,678

Disposal Agreement
     We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has now expired. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we have provided for the draw as of December 31, 2005. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2005, as filed on Form 10-K.
Other Contractual Arrangements
     During December 2003, we issued 600,000 common shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 per share. During the first quarter of 2006, we received a claim for reimbursement under the agreement of $0.9 million, as such the claim was accrued as of March 31, 2006 with a corresponding charge to equity.
     From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. These agreements are usually based upon the amount of waste deposited at our landfill sites or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.
12. Authorized Capital Stock and Migration Transaction
Total Shares
     We are authorized to issue a total of 505,000,000 shares of capital stock consisting of:
•	500,000,000 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.
Common Stock
     During the first three months of 2006, we issued 946,372 common shares valued at approximately $2.9 million as a deposit for our previously announced acquisition of Liberty Waste, LLC.
Preferred Stock
     The Series A Preferred Stock with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. 55,000 shares of Series A Preferred Stock are currently outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for a share of our common stock, plus all declared and unpaid dividends on the exchangeable share. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at anytime at their option, to exchange their exchangeable shares for shares of our common stock.
13. Comprehensive Loss
     Comprehensive loss includes the effects of foreign currency translation. Comprehensive loss for the three months ended March 31, 2006 and 2005 is as follows (unaudited):

	2006	2005
Net loss	$(18,765)	$(14,267)
Foreign currency translation adjustment	(735)	(1,226)

Comprehensive loss	$(19,500)	$(15,493)

14. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida, Texas and Arizona. We believe our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) these segments are economically similar, (ii) the nature of the service, waste collection and disposal, is the same and transferable across locations; (iii) the type and class of customer is consistent among regions/districts; (iv) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (v) the regulatory environment is consistent within Canada. We do not have significant (in volume or dollars) inter-segment related transactions. We have reflected our domestic corporate and Canadian corporate offices as “Corporate.”
     Summarized financial information concerning our reportable segments for the three months ended March 31, 2006 and 2005 is as follows:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2006
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$48,393	$39,207	$8,082	$—	$95,682
Depreciation, depletion and amortization	5,273	3,688	991	385	10,337
Income (loss) from operations	5,504	4,624	(870)	(14,300)	(5,042)
Capital expenditures	7,342	3,523	2,996	522	14,383

	Three Months Ended March 31, 2005
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$46,505	$36,144	$6,336	$—	$88,985
Depreciation, depletion and amortization	4,709	3,895	681	264	9,549
Income (loss) from operations	3,500	3,999	(235)	(7,547)	(283)
Capital expenditures	3,446	1,035	1,804	519	6,804
15. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Condensed Consolidating Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 and the related Unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2006 and 2005 and the Unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2006 and 2005 of Waste Services and the guarantor subsidiaries (“Guarantors”), our domestic operations, and the subsidiaries that are not guarantors (“Non-guarantors”), our Canadian operations:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$699	$1,346	$—	$2,045
Accounts receivable, net	25,735	20,998	—	46,733
Prepaid expenses and other current assets	3,432	7,306	—	10,738

Total current assets	29,866	29,650	—	59,516

Property and equipment, net	68,935	65,225	—	134,160
Landfill sites, net	164,790	9,930	—	174,720
Goodwill and other intangible assets, net	242,155	85,652	—	327,807
Other assets	15,736	8,380	—	24,116
Due from affiliates	—	6,153	(6,153)	—
Investment in subsidiary	174,349	—	(174,349)	—

Total assets	$695,831	$204,990	$(180,502)	$720,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,018	$8,894	$—	$24,912
Accrued expenses and other current liabilities	34,901	9,705	—	44,606
Short-term financing and current portion of long-term debt	1,430	—	—	1,430

Total current liabilities	52,349	18,599	—	70,948

Long—term debt	284,491	—	—	284,491
Accrued closure, post-closure and other obligations	14,329	12,042	—	26,371
Cumulative mandatorily redeemable Preferred Stock	90,400	—	—	90,400
Due to affiliates	6,153	—	(6,153)	—

Total liabilities	447,722	30,641	(6,153)	472,210

Shareholders’ equity:
Common stock of Waste Services, Inc	947	—	—	947
Other equity	247,162	174,349	(174,349)	247,162

Total shareholders’ equity	248,109	174,349	(174,349)	248,109

Total liabilities and shareholders’ equity	$695,831	$204,990	$(180,502)	$720,319

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,681	$5,206	$—	$8,887
Accounts receivable, net	25,438	24,145	—	49,583
Prepaid expenses and other current assets	3,018	8,094	—	11,112

Total current assets	32,137	37,445	—	69,582

Property and equipment, net	67,354	65,909	—	133,263
Landfill sites, net	162,028	10,100	—	172,128
Goodwill and other intangible assets, net	243,276	86,195	—	329,471
Other assets	10,391	13,554	—	23,945
Due from affiliates	—	2,295	(2,295)	—
Investment in subsidiary	177,883	—	(177,883)	—

Total assets	$693,069	$215,498	$(180,178)	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,665	$11,487	$—	$26,152
Accrued expenses and other current liabilities	27,911	12,789	—	40,700
Short-term financing and current portion of long-term debt	1,365	—	—	1,365

Total current liabilities	43,941	24,276	—	68,217

Long—term debt	284,850	—	—	284,850
Accrued closure, post-closure and other obligations	12,521	13,339	—	25,860
Cumulative mandatorily redeemable Preferred Stock	84,971	—	—	84,971
Due to affiliates	2,295	—	(2,295)	—

Total liabilities	428,578	37,615	(2,295)	463,898

Shareholders’ equity:
Common stock of Waste Services, Inc	937	—	—	937
Other equity	263,554	177,883	(177,883)	263,554

Total shareholders’ equity	264,491	177,883	(177,883)	264,491

Total liabilities and shareholders’ equity	$693,069	$215,498	$(180,178)	$728,389

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$56,475	$39,207	$—	$95,682

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	40,955	27,340	—	68,295
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	10,489	6,072	—	16,561
Impairment of deferred acquisition costs	438	5,174	—	5,612
Depreciation, depletion and amortization	6,273	4,064	—	10,337
Foreign exchange gain and other	56	(137)	—	(81)
Equity loss in investees	3,008	—	(3,008)	—

Loss from operations	(4,744)	(3,306)	3,008	(5,042)
Interest expense	6,961	96	—	7,057
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,697	—	—	5,697

Loss before income taxes	(17,402)	(3,402)	3,008	(17,796)
Income tax provision	1,363	(394)	—	969

Net loss attributable to Common Shareholders	$(18,765)	$(3,008)	$3,008	$(18,765)

	Three Months Ended March 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$52,841	$36,144	$—	$88,985

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	39,861	24,978	—	64,839
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	9,275	5,843	—	15,118
Depreciation, depletion and amortization	5,410	4,139	—	9,549
Foreign exchange gain and other	(82)	(156)	—	(238)
Equity earnings in investees	(279)	—	279	—

Income (loss) from operations	(1,344)	1,340	(279)	(283)
Interest expense	6,718	107	—	6,825
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,842	—	—	4,842

Loss before income taxes	(12,904)	1,233	(279)	(11,950)
Income tax provision	1,363	954	—	2,317

Net loss attributable to Common Shareholders	$(14,267)	$279	$(279)	$(14,267)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:	$6,814	$4,306	$—	$11,120

Cash flows from investing activities:
Capital expenditures	(10,522)	(3,861)	—	(14,383)
Proceeds from asset sales and business divestitures	94	277	—	371
Deposits for business acquisitions and other	(3,557)	2	—	(3,555)
Intercompany	—	(4,398)	4,398	—

	(13,985)	(7,980)	4,398	(17,567)

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(293)	(191)	—	(484)
Proceeds from the exercise of options and warrants	84	—	—	84
Intercompany	4,398	—	(4,398)	—

	4,189	(191)	(4,398)	(400)

Effect of exchange rate changes on cash and cash equivalents	—	5	—	5

Increase in cash and cash equivalents	(2,982)	(3,860)	—	(6,842)
Cash and cash equivalents, beginning of period	3,681	5,206	—	8,887

Cash and cash equivalents, end of period	$699	$1,346	$—	$2,045

	Three Months Ended March 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:	$(777)	$5,055	$—	$4,278

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(639)	—	—	(639)
Capital expenditures	(5,253)	(1,551)	—	(6,804)
Proceeds from asset sales and business divestitures	130	323	—	453
Deposits for business acquisitions and other	11	(409)	—	(398)
Intercompany	—	(3,641)	3,641	—

	(5,751)	(5,278)	3,641	(7,388)

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(290)	(112)	—	(402)
Sale of common shares and warrants	7,125	—	—	7,125
Intercompany	3,641	—	(3,641)	—

	10,476	(112)	(3,641)	6,723

Effect of exchange rate changes on cash and cash equivalents	—	(76)	—	(76)

Increase in cash and cash equivalents	3,948	(411)	—	3,537
Cash and cash equivalents, beginning of period	6,223	2,284	—	8,507

Cash and cash equivalents, end of period	$10,171	$1,873	$—	$12,044

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Disclosure Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
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
     We charge our landfill and transfer station customers a tipping fee on a per ton or per cubic yard basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of, or volume of the waste deposited. We generally base our transfer station tipping fees on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.
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

Expense Structure
     Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle, liability and workers’ compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of our waste volume. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to third party landfill or transfer station operators. We believe that internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. We expect that our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of collection volumes to our landfill sites.
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
Recent Developments
     During the first quarter of 2006 we announced the signing of definitive agreements to acquire Liberty Waste, LLC (“Liberty Waste”) and Sun Country Materials, LLC (“Sun Country Materials”) to expand our operations in the Tampa, Florida market. Liberty Waste is a collection operation based in Tampa with two transfer stations located in Tampa and Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida that is currently seeking an expansion permit. These acquisitions will compliment our existing operations in the Tampa market. In addition, we will be able to internalize our existing construction and demolition waste volumes and those of Liberty Waste into the acquired landfill. The transactions are both subject to certain customary closing conditions, with the landfill acquisition also subject to the receipt of the expansion permit. The purchase price for the two businesses is $38.0 million, consisting of $13.0 million in cash, $18.5 million in shares of our common stock and $6.5 million of previous cash deposits. As additional deposits, we paid a cash deposit of $3.0 million and 946,372 shares of our common stock. The number of shares of common stock to be issued for the balance of the purchase price is determined by dividing the consideration amount by the average closing price of a share of our common stock for the ten trading days preceding the date of issuance.
     On April 17, 2006 we announced the completion of the acquisition of a materials recovery facility and solid waste transfer station in Taft, Florida. The purchase price for the facility consisted of $11.0 million in cash and $4.0 million by the issuance of 1,269,841 shares of common stock of Waste Services, Inc. The $3.15 price per common share was negotiated at the time of execution of the agreement. An additional $1.5 million in cash and $4.0 million by the issuance of 1,269,842 shares of common stock will be paid at the time the final Orange County Solid Waste Management Permit is issued.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
     A portion of our operations is domiciled in Canada; as such, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Our consolidated results of operations for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31, 2006
	US		Canada		Total
Revenue	$56,475	100.0%	$39,207	100.0%	$95,682	100.0%
Operating expenses:
Cost of operations	40,955	72.5%	27,340	69.7%	68,295	71.4%
Selling, general and administrative expense	10,489	18.6%	6,072	15.5%	16,561	17.3%
Impairment of deferred acquisition costs	438	0.8%	5,174	13.2%	5,612	5.9%
Depreciation, depletion and amortization	6,273	11.1%	4,064	10.4%	10,337	10.8%
Foreign exchange loss (gain) and other	56	0.1%	(137)	-0.4%	(81)	-0.1%

Loss from operations	$(1,736)	-3.1%	$(3,306)	-8.4%	$(5,042)	-5.3%

	Three Months Ended March 31, 2005
	US		Canada		Total
Revenue	$52,841	100.0%	$36,144	100.0%	$88,985	100.0%
Operating expenses:
Cost of operations	39,861	75.4%	24,978	69.1%	64,839	72.9%
Selling, general and administrative expense	9,275	17.6%	5,843	16.2%	15,118	17.0%
Depreciation, depletion and amortization	5,410	10.2%	4,139	11.5%	9,549	10.7%
Foreign exchange gain and other	(82)	-0.1%	(156)	-0.5%	(238)	-0.3%

Income (loss) from operations	$(1,623)	-3.1%	$1,340	3.7%	$(283)	-0.3%

Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended March 31,
	2006		2005
Collection	$79,193	76.1%	$75,340	79.0%
Landfill disposal	12,632	12.1%	7,723	8.1%
Transfer station	9,266	8.9%	8,728	9.1%
Material recovery facilities	2,368	2.3%	2,802	2.9%
Other specialized services	598	0.6%	844	0.9%

	104,057	100.0%	95,437	100.0%
Intercompany elimination	(8,375)		(6,452)

	$95,682		$88,985

Three Months Ended			All Other	Total
March 31,	Florida	Canada	Operations	Revenue
2006	$48,393	$39,207	$8,082	$95,682
2005	46,505	36,144	6,336	88,985
     Revenue was $95.7 million and $89.0 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $6.7 million or 7.5%. The increase in revenue for our Florida operations for the three months ended March 31, 2006 of $1.9 million or 4.1% was driven by price increases of $3.1 million, of which $1.0 million related to fuel surcharges, increased volume at our landfill sites of $3.1 million, other organic volume growth of $0.7 million and other increases of $0.4 million. Offsetting these increases were net decreases of $5.4 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts and divestitures of previously acquired operations.
     The increase in revenue for our Canadian operations for the three months ended March 31, 2006 of $3.1 million or 8.5% was due to price increases of $2.4 million, of which $0.6 million related to fuel surcharges, other organic volume growth of $1.1 million and the favorable effects of foreign exchange movements of $2.3 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $1.2 million and decreases related to the expiration of certain contracts of $1.5 million.
     The increase in revenue for our other operating segments for the three months ended March 31, 2006 of $1.7 million or 27.6% was due to price increases of $0.4 million, of which $0.3 million related to fuel surcharges, increased volume at our landfill sites of $0.4 million, other organic volume growth of $1.5 million, offset by other decreases of $0.6 million.
Cost of Operations
     Cost of operations was $68.3 million and $64.8 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $3.5 million or 5.3%. As a percentage of revenue, cost of operations was 71.4% and 72.9% for three months ended March 31, 2006 and 2005, respectively.
     The increase in cost of operations for our U.S. operations, primarily in Florida, for the three months ended March 31, 2006, of $1.1 million or 2.7% was driven by higher landfill operating costs related to increased host and royalty fees from increased disposal volumes of $1.0 million, maintenance and repairs increases of $0.6 million and increased fuel costs of $0.5 million. Offsetting these cost increases were lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $0.6 million and lower costs for third party disposal, due to increased internalization, of $0.4 million. As a percentage of revenue, cost of operations for our domestic operations was 72.5% and 75.4% for the three months ended March 31, 2006 and 2005, respectively. This improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites.
     The increase in cost of operations for our Canadian operations for the three months ended March 31, 2006 of $2.3 million or 9.5% was due to increased disposal volumes and sub-contractor costs of $0.6 million, increased fuel costs of $0.2 million and the unfavorable effects of foreign exchange movements of $1.6 million, offset by decreased insurance and other costs of $0.1 million. Cost of operations as a percentage of revenue remained relatively flat at 69.7% and 69.1% for the three months ended March 31, 2006 and 2005, respectively.
Selling, General and Administrative Expense
     Selling, general and administrative expense was $16.6 million and $15.1 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $1.5 million or 9.5%. As a percentage of revenue, selling, general and administrative expense was 17.3% and 17.0% for the three months ended March 31, 2006 and 2005, respectively. The overall increase in selling, general and administrative expense is primarily due to provisions for severance and relocation costs due to our corporate office relocation to Florida of $0.7 million, increased salaries and wages of $0.6 million and increased provisions for doubtful accounts, primarily in our Arizona operations of $0.2 million. Offsetting these increases were decreases in our insurance costs of $0.4 million and decreased legal and professional fees and other net decreases of $0.5 million. As of January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Our stock-based compensation expense, inclusive of employees and consultants, increased by $0.5 million to $1.0 million for the three months ended March 31, 2006 from $0.5 million for the same period in the previous year. The unfavorable effects of exchange movements were $0.4 million.
Impairment of Deferred Acquisition Costs
     In April 2006, we concluded it is more-likely-than-not that we will not complete an acquisition with Lucien Rémillard, one of our directors, of a solid waste collection and disposal business controlled by Mr. Rémillard in Quebec, Canada for the foreseeable future, and therefore management has recorded an impairment charge of $5.6 million.
Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $10.3 million and $9.5 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $0.8 million or 8.3%. As a percentage of revenue, depreciation, depletion and amortization remained relatively flat at 10.8% and 10.7% for the three months ended March 31, 2006 and 2005, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increases in landfill disposal volumes at our domestic and Canadian landfill sites. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $0.2 million. Landfill depletion rates for our U.S. landfills ranged from $1.07 to $8.10 per ton during the three months ended March 31, 2006 and 2005. Landfill depletion rates for our Canadian landfills ranged from C$2.57 to C$17.80 per tonne during the three months ended March 31, 2006 and 2005.
Foreign Exchange Gain and Other
     Foreign exchange gain and other was $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively. The foreign exchange gain relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other items primarily relate to gains on sales of equipment.
Interest Expense
     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	2006	2005
Preferred Stock dividends and amortization of issue costs	$5,697	$4,842
Credit Facilities and Subordinated Note interest	6,620	6,428
Amortization of debt issue costs	388	345
Other interest expense	49	52

	$12,754	$11,667

Interest expense was $12.8 million and $11.7 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $1.1 million or 9.3%. Cash interest expense increased $0.2 million for the three months ended March 31, 2006 due to higher prevailing short-term interest rates, higher balances outstanding under our Credit Facilities and commitment fees paid on the new term loan tranche available under our Credit Facilities, offset by the elimination of penalty interest payable on our Subordinated Notes and lower amended rates on our Credit Facilities. The increase in Preferred Stock dividends and amortization of issue costs is primarily due to higher average amounts outstanding. The weighted average interest rate on Credit Facilities borrowings was 7.8% and 7.2% for the three months ended March 31, 2006 and 2005, respectively.
Income Tax Provision
     The provision for income taxes was $1.0 million and $2.3 million for the three months ended March 31, 2006 and 2005, respectively. We recognize a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on our cumulative mandatorily redeemable preferred stock and provisions for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.
Liquidity and Capital Resources
     Our principal capital requirements are to fund capital expenditures, and to fund debt service and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities and proceeds from debt and/or equity issuances. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.
Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of March 31, 2006, there were no amounts outstanding on the revolving credit facility, while $22.6 million of capacity was used to support outstanding letters of credit. As of April 24, 2006, there was $10.0 million outstanding on the revolving credit facility, while $19.6 million of capacity was used to support outstanding letters of credit.
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
     On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at closing to refinance amounts then outstanding under our existing revolving credit facility. The remaining portion of the new term loan tranche is available on a delayed draw basis until May 31, 2006 and is to be used for the financing of acquisitions that are otherwise permitted under the terms of the Credit Facilities and that do not materially increase total leverage on a pro forma basis. As of April 24, 2006, $13.0 million of the un-drawn $25.0 million was funded.
     The following table sets forth our financial covenant levels for the current and each of the next four quarters:

Maximum Consolidated
	Maximum Consolidated	Senior Secured Leverage	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Ratio	Interest Coverage Ratio

FQ1 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ2 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ3 2006	5.00:1.00	2.25:1.00	2.00:1.00
FQ4 2006	4.75:1.00	2.25:1.00	2.25:1.00
FQ1 2007	4.75:1.00	2.25:1.00	2.25:1.00
Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Subordinated Notes mature on April 15, 2014. Interest on the Subordinated Notes is payable semi-annually on October 15 and April 15.
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
Equity Placement
     During the first three months of 2006, we issued 946,372 common shares as a deposit for an acquisition. During the first three months of 2005, we issued 2,640,845 shares of our common stock and 264,085 common stock purchase warrants for net proceeds of approximately $6.8 million.
Cumulative Mandatory Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of cumulative mandatorily redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004, at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 shares of our common stock for $3.00 per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting.
     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears, and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $91.1 million as of March 31, 2006.
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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2006, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $67.1 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2006 and included in the $67.1 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.
Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2006 and 2005.
Cash Flows from Operating Activities
     Cash provided by operating activities was $11.1 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided by operating activities is primarily due to cash generated from our domestic operations and improvements in working capital.
Cash Flows from Investing Activities
     Cash used in investing activities was $17.6 million and $7.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily due to increased capital expenditures and deposits made for business acquisitions. Capital expenditures were $14.4 million and $6.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase in capital expenditures was primarily driven by landfill development costs. We expect our capital expenditures to range from $45.0 million to $50.0 million for all of 2006.
     Cash used in deposits for business acquisitions of $3.6 million primarily relates to the acquisition of a recyclery and transfer station in Taft, Florida for $3.0 million as well as ongoing negotiations during the quarter with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we have reimbursed Mr. Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired, with ongoing efforts to expand the capacity of a solid waste landfill, and in March 2006 we advanced $0.4 million directly to Mr. Rémillard. In April 2006, we concluded it is more-likely-than-not that we will not complete this acquisition for the foreseeable future and therefore management has recorded an impairment charge of $5.6 million.
Cash Flows from Financing Activities
     Cash provided by (used in) financing activities was $(0.4) million and $6.7 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash flows from financing activities is due to the equity private placement that occurred during the first quarter of 2005.

Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has now expired. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we have provided for the draw as of December 31, 2005. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2005, as filed on Form 10-K.
Landfill Sites
     The following table summarizes the changes in our operating landfill capacity for the three months ended March 31, 2006 (in thousands of cubic yards):

	March 31, 2006
	Balance,
	Beginning of	Airspace	Balance, End of
	Period	Consumed	Period
United States
Permitted Capacity	266,088	(703)	265,385
Probable expansion capacity	18,300	—	18,300

Total available airspace	284,388	(703)	283,685

Number of landfill sites	4	—	4

Canada
Permitted Capacity	11,878	(84)	11,794
Probable expansion capacity	—	—	—

Total available airspace	11,878	(84)	11,794

Number of landfill sites	3	—	3

Total
Permitted Capacity	277,966	(787)	277,179
Probable expansion capacity	18,300	—	18,300

Total available airspace	296,266	(787)	295,479

Number of landfill sites	7	—	7
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
New Accounting Pronouncements
     Refer to the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

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
     Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2005, included under Item 1A. of the annual report, “Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2006, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.2 million.
     As of March 31, 2006, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.1 million for the three months ended March 31, 2006.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 11, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     There are no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005.
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

Date: April 28, 2006	Waste Services, Inc.
	By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, Chief Executive Officer, and Director

By:	/s/ MARK A. PYTOSH
Mark A. Pytosh
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
Exhibit 31.1	—	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	—	Section 302 Certification of Mark A. Pytosh, Chief Financial Officer

Exhibit 32.1	—	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer