Form 10-Q
period 2006-06-30
WASTE SERVICES, INC.
filed 2006-08-01
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 25, 2006 was 36,066,236 (assuming exchange of 6,324,882 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,108,294 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,740	$8,886
Accounts receivable (net of allowance for doubtful accounts of $696 and $672 as of June 30, 2006 and December 31, 2005, respectively)	52,500	45,381
Prepaid expenses and other current assets	8,607	10,063
Current assets of discontinued operations	4,609	5,252

Total current assets	68,456	69,582

Property and equipment, net	139,445	119,485
Landfill sites, net	182,247	156,498
Goodwill and other intangible assets, net	337,443	307,869
Other assets	9,411	23,816
Non-current assets of discontinued operations	51,057	51,139

Total assets	$788,059	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,832	$25,959
Accrued expenses and other current liabilities	42,866	39,065
Short-term financing and current portion of long-term debt	1,677	1,365
Current liabilities of discontinued operations	1,997	1,827

Total current liabilities	77,372	68,216

Long-term debt	315,220	284,850
Accrued closure, post-closure and other obligations	30,713	25,651
Cumulative mandatorily redeemable Preferred Stock (net of discount of nil and $2,347 as of June 30, 2006 and December 31, 2005, respectively)	95,128	84,971
Non-current liabilities of discontinued operations	287	210

Total liabilities	518,720	463,898

Shareholders’ equity:
Common stock $0.01 par value; 166,666,666 and 500,000,000 (pre-reverse split) shares authorized at June 30, 2006 and December 31, 2005, respectively; 33,957,942 shares issued and outstanding at June 30, 2006; 93,685,889 shares (pre-reverse split) issued and 93,185,889 shares (pre-reverse split) outstanding at December 31, 2005	340	937
Additional paid-in capital	410,266	383,618
Treasury stock at cost; 500,000 shares (pre-reverse split)	—	(1,235)
Accumulated other comprehensive income	43,074	35,673
Accumulated deficit	(184,341)	(154,502)

Total shareholders’ equity	269,339	264,491

Total liabilities and shareholders’ equity	$788,059	$728,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$101,587	$88,853	$190,147	$171,760

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	70,000	64,515	132,378	124,816
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	14,363	13,371	29,600	27,587
Deferred acquisition costs	—	—	5,612	—
Depreciation, depletion and amortization	10,153	10,039	19,870	19,056
Foreign exchange loss (gain) and other	2,247	1	2,166	(184)

Income from operations	4,824	927	521	485
Interest expense	7,825	7,173	14,880	13,998
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,841	5,114	10,537	9,956

Loss from continuing operations before income taxes	(7,842)	(11,360)	(24,896)	(23,469)
Income tax provision	3,368	3,013	4,340	5,330

Net loss from continuing operations	(11,210)	(14,373)	(29,236)	(28,799)
Net income (loss) from discontinued operations	136	(141)	(603)	18

Net loss	$(11,074)	$(14,514)	$(29,839)	$(28,781)

Basic and diluted loss per share:
Loss per share — continuing operations	(0.33)	(0.44)	(0.87)	(0.88)
Loss per share — discontinued operations	0.01	—	(0.01)	—

Basic and diluted loss per share	$(0.32)	$(0.44)	$(0.88)	$(0.88)

Weighted average common shares outstanding — basic and diluted	34,130	33,024	33,756	32,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(In thousands)

					Accumulated
	Waste Services, Inc.			Treasury	Other		Total
	Common Stock		Additional	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	at Cost	Income	Deficit	Equity

Balance, December 31, 2005	93,686	$937	$383,618	$(1,235)	$35,673	$(154,502)	$264,491

Common shares issued	8,154	82	25,265	1,235	—	—	26,582
Exercise of options and warrants	28	—	86	—	—	—	86
Stock-based compensation	—	—	1,547	—	—	—	1,547
Conversion of exchangeable shares	6	—	—	—	—	—	—
Share reimbursement agreement	—	—	(929)	—	—	—	(929)
Foreign currency translation adjustment	—	—	—	—	7,401	—	7,401
Effect of reverse stock split	(67,916)	(679)	679	—	—	—	—
Net loss	—	—	—	—	—	(29,839)	(29,839)

Balance, June 30, 2006	33,958	$340	$410,266	$—	$43,074	$(184,341)	$269,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(29,839)	$(28,781)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss (income) from discontinued operations	603	(18)
Depreciation, depletion and amortization	19,870	19,056
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	10,537	9,956
Amortization of debt issue costs	776	705
Deferred income tax provision	4,289	5,063
Non-cash stock-based compensation expense	1,547	1,147
Deferred acquisition costs expensed	5,612	—
Foreign exchange loss (gain)	2,052	(6)
Other non-cash items	403	303
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(2,946)	(478)
Prepaid expenses and other current assets	(676)	1,843
Accounts payable	652	(1,995)
Accrued expenses and other current liabilities	3,011	1,085

Net cash provided by continuing operations	15,891	7,880
Net cash provided by discontinued operations	1,580	2,129

Net cash provided by operating activites	17,471	10,009

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(28,943)	(150)
Capital expenditures	(25,514)	(16,544)
Proceeds from asset sales and business divestitures	4,529	636
Share reimbursement agreement	(929)	—
Deposits for business acquisitions and other	—	(691)

Net cash used in continuing operations	(50,857)	(16,749)
Net cash used in discontinued operations	(2,107)	(3,643)

Net cash used in investing activities	(52,964)	(20,392)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	36,197	—
Principal repayments of debt and capital lease obligations	(7,038)	(830)
Sale of common shares and warrants	—	7,125
Proceeds from the exercise of options and warrants	86	521
Fees paid for financing transactions	(138)	—

Net cash provided by financing activities — continuing operations	29,107	6,816

Effect of exchange rate changes on cash and cash equivalents	240	(133)

Decrease in cash and cash equivalents	(6,146)	(3,700)
Cash and cash equivalents, beginning of period	8,886	8,476

Cash and cash equivalents, end of period	$2,740	$4,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). During the current quarter, we have presented our Arizona operations as discontinued.
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. Except for the adoption of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is more fully described in Note 3, the accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2005, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2005. Income taxes during these interim periods have been provided based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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
     On June 30, 2006, we effected a reverse one for three split of our common stock. As a result of the reverse split, each holder of three outstanding shares of common stock is entitled to one share of common stock. No fractional shares of common stock will be issued in connection with the reverse stock split. In lieu of such fractional shares, stockholders will receive a cash payment equal to the product obtained by multiplying the fraction of common stock by the average closing price per share of common stock (as adjusted for the reverse stock split) as quoted on the Nasdaq National Market for the five trading days immediately preceding June 30, 2006. Corresponding amendments have been made to the exchangeable shares of Waste Services (CA) Inc., so that each one exchangeable share will entitle the holder to one-third of one share of our common stock, without regard to any fractional shares.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three and six months ended June 30, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows (given effect for the reverse one for three split to the earliest period presented) (unaudited) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Common shares issuable under exercisable options	—	27	—	16
Common shares issuable under exercisable warrants	38	869	176	714

Dilutive securities	38	896	176	730

     For purposes of computing net income (loss) per common share — basic and diluted, for the three and six months ended June 30, 2006, the weighted average number of shares of common stock outstanding includes the effect of 6,326,135 and 6,322,915 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,108,711 and 2,107,638 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed. For the three and six months ended June 30, 2005, the weighted average number of shares of common stock outstanding includes the effect of 6,501,594 and 6,524,662 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,167,198 and 2,174,887 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004.
2. Discontinued Operations
     On July 20, 2006, we announced the execution of definitive agreements with Allied Waste Industries, Inc. (“Allied Waste”) whereby we will (i) purchase Allied Waste’s hauling, transfer station and recycling operations in Miami, Florida for $61.0 million with an additional contingent payment of $2.0 million due upon the successful renewal of a certain municipal recycling contract and (ii) sell our Arizona hauling, transfer station and landfill operations to Allied Waste for $53.0 million. Accordingly, we have presented the net assets and operations of Arizona as discontinued operations for all periods presented. Revenue from discontinued operations was $7.5 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively, and $14.5 million and $12.6 million for the six months ended June 30, 2006 and 2005, respectively. Pre-tax net income (loss) from discontinued operations was $0.1 million and $(0.1) million for the three months ended June 30, 2006 and 2005, respectively, and $(0.6) million and nil for the six months ended June 30, 2006 and 2005, respectively. Net assets related to discontinued operations are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005
Accounts receivable	$3,878	$4,202
Prepaid expenses and other current assets	731	1,050

Current assets of discontinued operations	4,609	5,252

Property and equipment	13,231	13,777
Landfill sites	16,188	15,630
Goodwill and other intangible assets	21,518	21,602
Other assets	120	130

Non-current assets of discontinued operations	51,057	51,139

Total assets of discontinued operations	$55,666	$56,391

Accounts payable	$294	$192
Accrued expenses and other current liabilities	1,703	1,635

Current liabilities of discontinued operations	1,997	1,827

Accrued closure, post closure and other obligations	287	210

Non-current liabilities of discontinued operations	287	210

Total liabilities of discontinued operations	2,284	2,037

Net assets of discontinued operations	$53,382	$54,354

3. Share-Based Payments
     We have a 1997 Stock Option Plan and a 1999 Stock Option Plan, which are described in our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K. Employee stock options are denominated in U.S. and Canadian dollars. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations. For the years ended December 31, 2005 and 2004, stock-based employee compensation expense was $0.3 million and $(1.4) million, respectively. For the three and six months ended June 30, 2005, stock-based compensation expensed for employees was $0.1 million and $0.2 million, respectively. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for the three and six months ended June 30, 2006, is approximately $0.4 million and $1.4 million higher, respectively, than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes due to: (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees.
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
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123 to options granted to employees under our stock option plans during the three and six months ended June 30, 2005 (unaudited):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss as reported	$(14,514)	$(28,781)
Add: Employee compensation expense for equity awards included in the determination of net loss as reported	86	172
Less: Stock based compensation expense for equity awards determined by the fair value based method prescribed under SFAS 123	(2,485)	(4,935)

Pro forma net loss	$(16,913)	$(33,544)

Basic and diluted loss per share:
As reported	$(0.44)	$(0.88)

Pro forma	$(0.51)	$(1.03)

     The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and six months ended June 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods.
     During the six months ended June 30, 2006 and 2005, we granted 165,000 (pre-reverse split) options and 815,000 (pre-reverse split) options, respectively, to certain employees with option exercise prices equal to the market value of our common stock on the date of the grant. The weighted-average grant-date fair value of these option grants was $1.04 (pre-reverse split) and $1.77 (pre-reverse split), respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Annual dividend yield	N/A	—	—	—
Weighted-average expected life (years)	N/A	2.8 years	3.0 years	2.8 years
Risk-free interest rate	N/A	2.57% to 4.62%	4.83%	2.57% to 4.62%
Expected volatility	N/A	74%	38%	74%
     Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the most recent three years. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.
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
     During the six months ended June 30, 2006, no employee options were exercised, 535,500 (pre-reverse split) options were forfeited and 6,500 (pre-reverse split) options expired. During the six months ended June 30, 2005, 15,000 (pre-reverse split) employee options were exercised and 112,194 (pre-reverse split) options expired. As of June 30, 2006, $0.8 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.6 year. Additional information relative to our employee options outstanding at June 30, 2006 is summarized as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options		Options
	Outstanding		Exercisable
Number of U.S. dollar denominated options		7,356,500		6,456,500
Number of Canadian dollar denominated options		4,830,000		4,825,000
Total number of options		12,186,500		11,281,500
Aggregate intrinsic value of options		$—		$—
Weighted average remaining contractual term (years)		2.1		1.9
Weighted average exercise price — U.S. dollar denominated options		$4.43		$4.54
Weighted average exercise price — Canadian dollar denominated options	C$	6.21	C$	6.21
     All share numbers and exercise prices in the above table are before giving effect to the reverse one for three split of our common stock. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. As of June 30, 2006, we have not provided for forfeitures relative to our unvested employee stock options due to the relatively short vesting period remaining on these options and the de minimus nature of potential future forfeitures for these options.
4. Business Combinations and Significant Asset Acquisitions
     We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market.
     In April 2006 we completed the acquisition of a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 1,269,841 (pre-reverse split) shares of common stock of Waste Services valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 1,269,842 (pre-reverse split) shares of common stock of Waste Services valued at approximately $3.7 million, of which 769,842 (pre-reverse split) shares were newly issued and 500,000 (pre-reverse split) shares were transferred from treasury. The acquisition of Taft Recycling will allow us greater access to third party waste volumes that can be disposed at our landfill facility in Osceola County, Florida.
     In May 2006, we completed the acquisition of Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 1,155,116 (pre-reverse split) shares of common stock of Waste Services valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 946,372 (pre-reverse split) shares of common stock of Waste Services valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.
     In June 2006, we completed the acquisition of Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 4,013,378 (pre-reverse split) shares of common stock of Waste Services valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, and the site has recently been issued an expansion permit.
     Details of the net assets acquired and cash used in asset and business acquisitions for the six months ended June 30, 2006 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Liberty Waste
	Taft	and Sun Country	Other
	Recycling	Materials	Acquisitions	Total
Purchase price:
Cash	$13,300	$20,622	$2,528	$36,450
Common stock	7,645	18,937	—	26,582

Total purchase price	20,945	39,559	2,528	63,032

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	125	488	—	613
Accounts receivable	952	2,144	—	3,096
Prepaid expenses and other current assets	10	591	—	601
Accounts payable	(462)	(2,724)	—	(3,186)
Accrued expenses and other current liabilities	(252)	(693)	—	(945)

Net working capital	373	(194)	—	179
Property and equipment	3,254	9,408	675	13,337
Landfill sites	—	23,290	—	23,290
Debt	—	(390)	—	(390)
Accrued closure, post-closure and other obligations	(73)	(2,257)	—	(2,330)

Net book value of assets acquired and liabilities assumed	3,554	29,857	675	34,086

Excess purchase price to be allocated	$17,391	$9,702	$1,853	$28,946

Allocated as follows:
Goodwill	17,391	9,702	1,672	28,765
Other intangible assets	—	—	181	181

Total allocated	$17,391	$9,702	$1,853	$28,946

     The above table includes cash deposits and acquisition related costs of $6.9 million, which relate to the Liberty Waste and Sun Country Materials acquisitions that were paid or deposited prior to 2006 and were capitalized to the cost of these acquisitions during 2006. We expect goodwill generated from these acquisitions to be deductible for income tax purposes.
     The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares issued in connection with an acquisition is based upon the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued as of the date the contingency is resolved.
     The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three and six months ended June 30, 2006 and 2005 as if completed acquisitions had occurred at the beginning of the respective period (in thousands except per share amounts):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$104,570	$96,083	$201,064	$186,098

Net loss	$(11,372)	$(14,941)	$(30,470)	$(29,748)

Basic and diluted net loss per common share	$(0.31)	$(0.42)	$(0.84)	$(0.84)

Basic and diluted pro forma weighted average number of common shares outstanding	36,186	35,909	36,067	35,485

     These unaudited condensed pro forma consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods, or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.
5. Allowance for Doubtful Accounts
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
     The changes to the allowance for doubtful accounts for the six months ended June 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$672	$545
Provisions	128	323
Bad debts charged to reserves, net of recoveries	(413)	(366)
Increase due to acquisitions	303	—
Impact of foreign exchange rate fluctuations	6	(2)

Balance, end of period	$696	$500

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Prepaid expenses	$2,961	$2,357
Deferred income taxes	2,280	4,763
Parts and supplies	1,770	1,673
Other current assets	1,596	1,270

	$8,607	$10,063

7. Property and Equipment
     Property and equipment consist of the following:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Land and buildings	33,681	24,596
Vehicles	109,596	96,492
Containers, compactors and landfill and recycling equipment	72,232	64,547
Furniture, fixtures, other office equipment and leasehold improvements	10,105	9,393

Total property and equipment	225,614	195,028
Less: Accumulated depreciation	(86,169)	(75,543)

Property and equipment, net	$139,445	$119,485

8. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Landfill sites	$222,623	$189,280
Less: Accumulated depletion	(40,376)	(32,782)

Landfill sites, net	$182,247	$156,498

     The changes in landfill sites for the six months ended June 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$156,498	$159,385
Acquisitions	23,290	—
Additional landfill site costs	7,632	4,184
Additional asset retirement obligations	1,013	721
Depletion	(6,622)	(5,369)
Purchase price allocation adjustments for prior acquisitions and other	—	99
Effect of foreign exchange rate fluctuations	436	(280)

Balance, end of period	$182,247	$158,740

Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Accrued closure and post-closure obligations	$11,945	$9,074
Deferred income tax liability	18,124	16,206
Other obligations	644	371

	$30,713	$25,651

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the six months ended June 30, 2006 and 2005 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005
Balance, beginning of period	$9,074	$6,385
Acquisitions	1,201	—
Accretion	386	356
Additional asset retirement obligations	1,013	721
Effect of foreign exchange rate fluctuations	271	(86)

Balance, end of period	$11,945	$7,376

9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$34,699	$34,768
Non-competition agreements and other	2,959	2,744

	37,658	37,512

Less: Accumulated amortization:
Customer relationships and contracts	(14,392)	(12,128)
Non-competition agreements and other	(2,134)	(1,761)

Other intangible assets subject to amortization, net	21,132	23,623
Goodwill	316,311	284,246

Goodwill and other intangible assets, net	$337,443	$307,869

     The changes in goodwill for the six months ended June 30, 2006 and 2005 are as follows (unaudited):

	Six Months Ended June 30, 2006
	Florida	Canada	Total
Balance, beginning of period	$199,377	$84,869	$284,246
Acquisitions	27,093	1,672	28,765
Purchase price allocation adjustments for prior acquisitions	(259)	—	(259)
Effect of foreign exchange rate fluctuations	—	3,559	3,559

Balance, end of period	$226,211	$90,100	$316,311

	Six Months Ended June 30, 2005
	Florida	Canada	Total
Balance, beginning of period	$174,629	$85,255	$259,884
Effect of foreign exchange rate fluctuations	—	(1,620)	(1,620)
Purchase price allocation adjustments for prior acquisitions	24,748	—	24,748

Balance, end of period	$199,377	$83,635	$283,012

     During the first six months of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling Services, Inc. (“Florida Recycling”).
10. Other Assets
     Other assets consist of the following:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $3,060 and $4,761 as of June 30, 2006 and December 31, 2005, respectively	$8,410	$9,428
Acquisition deposits and deferred acquisition costs	—	13,815
Other assets	1,001	573

	$9,411	$23,816

     In April 2006, we ceased being actively engaged in negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. During the first quarter of 2006, we recognized an expense related to these previously deferred acquisition costs of approximately $5.6 million.
11. Debt
     Debt consists of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Senior Secured Credit Facilities:
Revolving credit facility, floating interest rate at 9.8% as of June 30, 2006, due April 2009	$8,000	$—
Term loan facility, floating interest rate at 8.5% and 7.9% as of June 30, 2006 and December 31, 2005, respectively, due $370 per quarter to March 2010, $35,020 per quarter thereafter, due March 2011	145,630	123,250
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other notes payable, interest at 4.3% to 6.7%, due through June 2025	3,267	2,965

	316,897	286,215
Less: Current portion	(1,677)	(1,365)

Long-term portion	$315,220	$284,850

Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of June 30, 2006, there was $8.0 million outstanding on the revolving credit facility and an additional $21.1 million of capacity was used to support outstanding letters of credit.
     On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at close to refinance amounts then outstanding under our existing revolving credit facility. We drew another $23.0 million of this facility during the second quarter of 2006, which was used for the financing of acquisitions that are otherwise permitted under the terms of the Credit Facilities. Availability under this amendment expired in May 2006.
     On June 20, 2006, we further amended our Credit Facilities to provide us with more flexible terms, including the ability to increase our Canadian revolving facility from $15.0 million to $25.0 million in the future, and to allow for the potential redemption of our mandatorily redeemable preferred stock.
     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
12. Cumulative Mandatorily Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 (pre-reverse split) shares of our common stock for $3.00 (pre-reverse split) per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17 3/4% per annum compounding and accruing quarterly in arrears. The liquidation preference approximated $95.1 million as of June 30, 2006. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination.
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
13. Commitments and Contingencies
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
     During the second quarter of 2006, we resolved the litigation commenced by Waste Management, Inc. (“Waste Management”) against our President and Chief Operating Officer, Charles A. Wilcox, for breach of his employment contract and against us, claiming, among other things, tortious interference with contractual relations. In the settlement, we and Mr. Wilcox agreed to a final judgment entered in favor of Waste Management and to pay Waste Management the sum of $0.1 million. As a result of the settlement, Mr. Wilcox is no longer subject to any restrictions on his employment activities for us.
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
     Except for the settlement previously described, no provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2006 and December 31, 2005, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $74.0 million and $65.5 million, respectively, to collateralize our obligations.
     Our domestic based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2006, and included in the $74.0 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.
     The changes in insurance reserves for our U.S. operations for the six months ended June 30, 2006 and 2005 are as follows (unaudited):

	Six Months Ended June 30,
	2006	2005
Balance, beginning of period	$4,356	$2,426
Provisions	2,575	1,868
Payments	(1,317)	(428)
Favorable claim development	(315)	(279)

Balance, end of period	$5,299	$3,587

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
Other Contractual Arrangements
     During December 2003, we issued common shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we will reimburse the seller for the loss on sale of shares below $4.75 (pre-reverse split) per share. During the first quarter of 2006, we received a claim for reimbursement under the agreement of $0.9 million, which was charged to additional paid-in capital.
     From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. These agreements are usually based upon the amount of waste deposited at our landfill sites or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of June 30, 2006, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.
Preferred Stock
     The Series A Preferred Stock with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. 55,000 shares of Series A Preferred Stock are currently outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.
Migration Transaction
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 87,657,035 (pre-reverse split) shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
     The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares: (i) will receive the same dividends as holders of shares of our common stock, and (ii) will be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one-third of one vote for each exchangeable share). As such, the exchangeable shares are classified as part of our equity.
     Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for one-third of a share of our common stock, plus all declared and unpaid dividends on the exchangeable share and payment for any fractional shares resulting from the reverse stock split of our common stock, on the same basis as holders of our common stock received payment for their fractional shares. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of our common stock, on the basis of one-third of a share of common stock for each one exchangeable share.
15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(11,074)	$(14,514)	$(29,839)	$(28,781)
Foreign currency translation adjustment	8,136	(3,613)	7,401	(3,611)

Comprehensive loss	$(2,938)	$(18,127)	$(22,438)	$(32,392)

16. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida, Texas and Arizona. As previously discussed, we have entered into a definitive agreement whereby we plan to divest of our Arizona operations, as such the results of our Arizona operations are presented as discontinued operations and are not included in the segment data presented herein.
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
     Summarized financial information concerning our reportable segments as of and for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30, 2006
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$52,637	$47,843	$1,107	$—	$101,587
Depreciation, depletion and amortization	5,581	3,792	407	373	10,153
Income (loss) from operations	7,284	7,755	(101)	(10,114)	4,824
Capital expenditures	2,918	9,655	302	292	13,167

	Three Months Ended June 30, 2005
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$47,055	$41,134	$664	$—	$88,853
Depreciation, depletion and amortization	4,943	4,497	240	359	10,039
Income (loss) from operations	2,340	5,821	(274)	(6,960)	927
Capital expenditures	5,514	4,858	9	774	11,155

	Six Months Ended June 30, 2006
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$101,030	$86,934	$2,183	$—	$190,147
Depreciation, depletion and amortization	10,855	7,480	777	758	19,870
Income (loss) from operations	12,788	12,379	(232)	(24,414)	521
Capital expenditures	10,260	13,178	1,262	814	25,514

	Six Months Ended June 30, 2005
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$93,559	$77,278	$923	$—	$171,760
Depreciation, depletion and amortization	9,653	8,392	389	622	19,056
Income (loss) from operations	5,840	9,820	(666)	(14,509)	485
Capital expenditures	8,960	5,893	398	1,293	16,544
17. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Condensed Consolidating Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 and the related Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2006 and 2005 and the Unaudited

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2006 and 2005 of our guarantor subsidiaries, our U.S. operating and reporting segments, (“Guarantors”) and the subsidiaries which are not guarantors, our Canadian operating and reporting segments (“Non-guarantors”):

	June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$1,083	$—	$2,740
Accounts receivable, net	24,050	28,450	—	52,500
Prepaid expenses and other current assets	2,545	6,062	—	8,607
Current assets of discontinued operations	4,609	—	—	4,609

Total current assets	32,861	35,595	—	68,456
Property and equipment, net	64,234	75,211	—	139,445
Landfill sites, net	171,100	11,147	—	182,247
Goodwill and other intangible assets, net	246,164	91,279	—	337,443
Other assets	9,411	—	—	9,411
Due from affiliates	—	10,907	(10,907)	—
Investment in subsidiary	183,574	—	(183,574)	—
Non-current assets of discontinued operations	51,057	—	—	51,057

Total assets	$758,401	$224,139	$(194,481)	$788,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,011	$14,821	$—	$30,832
Accrued expenses and other current liabilities	30,208	12,658	—	42,866
Short-term financing and current portion of long-term debt	1,677	—	—	1,677
Current liabilities of discontinued operations	1,997	—	—	1,997

Total current liabilities	49,893	27,479	—	77,372

Long-term debt	315,220	—	—	315,220
Accrued closure, post-closure and other obligations	17,627	13,086	—	30,713
Cumulative mandatorily redeemable Preferred Stock	95,128	—	—	95,128
Due to affiliates	10,907	—	(10,907)	—
Non-current liabilities of discontinued operations	287	—	—	287

Total liabilities	489,062	40,565	(10,907)	518,720

Shareholders’ equity:
Common stock of Waste Services, Inc	340	—	—	340
Other equity	268,999	183,574	(183,574)	268,999

Total shareholders’ equity	269,339	183,574	(183,574)	269,339

Total liabilities and shareholders’ equity	$758,401	$224,139	$(194,481)	$788,059

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,680	$5,206	$—	$8,886
Accounts receivable, net	21,236	24,145	—	45,381
Prepaid expenses and other current assets	1,969	8,094	—	10,063
Current assets of discontinued operations	5,252	—	—	5,252

Total current assets	32,137	37,445	—	69,582

Property and equipment, net	53,576	65,909	—	119,485
Landfill sites, net	146,398	10,100	—	156,498
Goodwill and other intangible assets, net	221,674	86,195	—	307,869
Other assets	10,263	13,553	—	23,816
Due from affiliates	—	2,295	(2,295)	—
Investment in subsidiary	177,882	—	(177,882)	—
Non-current assets of discontinued operations	51,139	—	—	51,139

Total assets	$693,069	$215,497	$(180,177)	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,473	$11,486	$—	$25,959
Accrued expenses and other current liabilities	26,276	12,789	—	39,065
Short-term financing and current portion of long-term debt	1,365	—	—	1,365
Current liabilities of discontinued operations	1,827	—	—	1,827

Total current liabilities	43,941	24,275	—	68,216

Long-term debt	284,850	—	—	284,850
Accrued closure, post-closure and other obligations	12,311	13,340	—	25,651
Cumulative mandatorily redeemable Preferred Stock	84,971	—	—	84,971
Due to affiliates	2,295	—	(2,295)	—
Non-current liabilities of discontinued operations	210	—	—	210

Total liabilities	428,578	37,615	(2,295)	463,898

Shareholders’ equity:
Common stock of Waste Services, Inc	937	—	—	937
Other equity	263,554	177,882	(177,882)	263,554

Total shareholders’ equity	264,491	177,882	(177,882)	264,491

Total liabilities and shareholders’ equity	$693,069	$215,497	$(180,177)	$728,389

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$53,744	$47,843	$—	$101,587

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	37,234	32,766	—	70,000
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	8,634	5,729	—	14,363
Depreciation, depletion and amortization	5,999	4,154	—	10,153
Foreign exchange gain and other	85	2,162	—	2,247
Equity earnings in investees	(1,017)	—	1,017	—

Income from operations	2,809	3,032	(1,017)	4,824
Interest expense	7,704	121	—	7,825
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,841	—	—	4,841

Loss from continuing operations before income taxes	(9,736)	2,911	(1,017)	(7,842)
Income tax provision	1,474	1,894	—	3,368

Net loss from continuing operations	(11,210)	1,017	(1,017)	(11,210)

Net income from discontinued operations	136	—	—	136

Net income (loss) attributable to Common Shareholders	$(11,074)	$1,017	$(1,017)	$(11,074)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$47,719	$41,134	$—	$88,853

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	36,983	27,532	—	64,515
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	7,663	5,708	—	13,371
Depreciation, depletion and amortization	5,231	4,808	—	10,039
Foreign exchange gain and other	29	(28)	—	1
Equity earnings in investees	(1,417)	—	1,417	—

Income (loss) from operations	(770)	3,114	(1,417)	927
Interest expense	7,126	47	—	7,173
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,114	—	—	5,114

Loss from continuing operations before income taxes	(13,010)	3,067	(1,417)	(11,360)
Income tax provision	1,363	1,650	—	3,013

Net loss from continuing operations	(14,373)	1,417	(1,417)	(14,373)

Net loss from discontinued operations	(141)	—	—	(141)

Net income (loss) attributable to Common Shareholders	$(14,514)	$1,417	$(1,417)	$(14,514)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$103,213	$86,934	$—	$190,147

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	72,388	59,990	—	132,378
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,799	11,801	—	29,600
Deferred acquisition costs	439	5,173	—	5,612
Depreciation, depletion and amortization	11,653	8,217	—	19,870
Foreign exchange gain and other	140	2,026	—	2,166
Equity earnings in investees	1,991	—	(1,991)	—

Income (loss) from operations	(1,197)	(273)	1,991	521
Interest expense	14,663	217	—	14,880
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	10,537	—	—	10,537

Loss from continuing operations before income taxes	(26,397)	(490)	1,991	(24,896)
Income tax provision	2,839	1,501	—	4,340

Net loss from continuing operations	(29,236)	(1,991)	1,991	(29,236)

Net loss from discontinued operations	(603)	—	—	(603)

Net loss attributable to Common Shareholders	$(29,839)	$(1,991)	$1,991	$(29,839)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$94,482	$77,278	$—	$171,760

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	72,301	52,515	—	124,816
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	16,037	11,550	—	27,587
Depreciation, depletion and amortization	10,109	8,947	—	19,056
Foreign exchange gain and other	—	(184)	—	(184)
Equity earnings in investees	(1,692)	—	1,692	—

Income (loss) from operations	(2,273)	4,450	(1,692)	485
Interest expense	13,844	154	—	13,998
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	9,956	—	—	9,956

Loss from continuing operations before income taxes	(26,073)	4,296	(1,692)	(23,469)
Income tax provision	2,726	2,604	—	5,330

Net loss from continuing operations	(28,799)	1,692	(1,692)	(28,799)

Net income from discontinued operations	18	—	—	18

Net income (loss) attributable to Common Shareholders	$(28,781)	$1,692	$(1,692)	$(28,781)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,451	$15,020	$—	$17,471

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(26,415)	(2,528)	—	(28,943)
Capital expenditures	(11,732)	(13,782)	—	(25,514)
Proceeds from asset sales and business divestitures	4,182	347	—	4,529
Share reimbursement agreement	(929)	—	—	(929)
Intercompany	—	(2,955)	2,955	—

Net cash used in continuing operations	(34,894)	(18,918)	2,955	(50,857)
Net cash used in discontinued operations	(2,107)	—	—	(2,107)

Net cash used in investing activities	(37,001)	(18,918)	2,955	(52,964)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	34,000	2,197	—	36,197
Principal repayments of debt and capital lease obligations	(4,376)	(2,662)	—	(7,038)
Proceeds from the exercise of options and warrants	86	—		86
Fees paid for financing transactions	(138)	—	—	(138)
Intercompany	2,955	—	(2,955)	—

	32,527	(465)	(2,955)	29,107

Effect of exchange rate changes on cash and cash equivalents	—	240	—	240

Decrease in cash and cash equivalents	(2,023)	(4,123)	—	(6,146)
Cash and cash equivalents, beginning of period	3,680	5,206	—	8,886

Cash and cash equivalents, end of period	$1,657	$1,083	$—	$2,740

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(5,085)	$15,094	$—	$10,009

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(150)	—	—	(150)
Capital expenditures	(9,363)	(7,181)	—	(16,544)
Proceeds from asset sales and business divestitures	314	322	—	636
Deposits for business acquisitions and other	23	(714)	—	(691)
Intercompany	—	(6,715)	6,715	—

Net cash used in continuing operations	(9,176)	(14,288)	6,715	(16,749)
Net cash used in discontinued operations	(3,643)	—	—	(3,643)

Net cash used in investing activities	(12,819)	(14,288)	6,715	(20,392)

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(581)	(249)	—	(830)
Sale of common shares and warrants	7,125	—	—	7,125
Proceeds from the exercise of options and warrants	521	—		521
Intercompany	6,715	—	(6,715)	—

	13,780	(249)	(6,715)	6,816

Effect of exchange rate changes on cash and cash equivalents	—	(133)	—	(133)

Increase (decrease) in cash and cash equivalents	(4,124)	424	—	(3,700)
Cash and cash equivalents, beginning of period	6,192	2,284	—	8,476

Cash and cash equivalents, end of period	$2,068	$2,708	$—	$4,776

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
Overview
     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). During the current quarter, we have presented our Arizona operations as discontinued.
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
     We charge our landfill and transfer station customers a tipping fee per ton or per cubic yard basis for disposing of their solid waste at our transfer stations and landfills. We generally base our landfill tipping fees on market factors and the type and weight of, or volume of the waste deposited. We generally base our transfer station tipping fees on market factors and the cost of processing the waste deposited at the transfer station, the cost of transporting the waste to a disposal facility and the cost of disposal.
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
Recent Developments
     On July 20, 2006, we announced the execution of definitive agreements with Allied Waste Industries, Inc. (“Allied Waste”) whereby we will (i) purchase Allied Waste’s hauling, transfer station and recycling operations in Miami, Florida for $61.0 million with an additional contingent payment of $2.0 million due upon the successful renewal of a certain municipal recycling contract and (ii) sell our Arizona hauling, transfer station and landfill operations to Allied Waste for $53.0 million. Accordingly, we have presented the net assets and operations of Arizona as discontinued operations for all periods presented. Revenue from discontinued operations was $7.5 million and $6.5 million for the three months ended June 30, 2006 and 2005, respectively, and $14.5 million and $12.6 million for the six months ended June 30, 2006 and 2005, respectively. Pre-tax net income (loss) from discontinued operations was $0.1 million and $(0.1) million for the three months ended June 30, 2006 and 2005, respectively, and $(0.6) million and nil for the six months ended June 30, 2006 and 2005, respectively. Net assets related to discontinued operations as of June 30, 2006 were $53.4 million.

     In June 2006, we completed the acquisition of Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 4,013,378 (pre-reverse split) shares of common stock of Waste Services valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, and the site has recently been issued an expansion permit.
     In May 2006, we completed the acquisition of Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 1,155,116 (pre-reverse split) shares of common stock of Waste Services valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 946,372 (pre-reverse split) shares of common stock of Waste Services valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.
     The Liberty Waste and Sun Country Materials acquisitions will compliment our existing operations in the Tampa market. In addition with the acquisition of Sun County, we will be able to internalize our existing construction and demolition waste volumes and those of Liberty Waste into the acquired landfill.
     In April 2006 we completed the acquisition of a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 1,269,841 (pre-reverse split) shares of common stock of Waste Services valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 1,269,842 (pre-reverse split) shares of common stock of Waste Services valued at approximately $3.7 million, of which 769,842 (pre-reverse split) shares were newly issued and 500,000 (pre-reverse split) shares were transferred from treasury. The acquisition of Taft Recycling will allow us greater access to third party waste volumes that can be disposed at our landfill facility in Osceola County, Florida.
Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
     Certain of our operations are domiciled in Canada; as such, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the

Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Our consolidated results of operations for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30, 2006
	US	Canada		Total
Revenue	$53,744	100.0%	$47,843	100.0%	$101,587	100.0%
Operating expenses:
Cost of operations	37,234	69.3%	32,766	68.5%	70,000	68.9%
Selling, general and administrative expense	8,634	16.1%	5,729	12.0%	14,363	14.1%
Depreciation, depletion and amortization	5,999	11.2%	4,154	8.7%	10,153	10.0%
Foreign exchange loss and other	85	0.1%	2,162	4.5%	2,247	2.3%

Income from operations	$1,792	3.3%	$3,032	6.3%	$4,824	4.7%

	Three Months Ended June 30, 2005
	US	Canada		Total
Revenue	$47,719	100.0%	$41,134	100.0%	$88,853	100.0%
Operating expenses:
Cost of operations	36,983	77.5%	27,532	66.9%	64,515	72.6%
Selling, general and administrative expense	7,663	16.1%	5,708	13.9%	13,371	15.0%
Depreciation, depletion and amortization	5,231	11.0%	4,808	11.7%	10,039	11.4%
Foreign exchange loss (gain) and other	29	0.0%	(28)	-0.1%	1	0.0%

Income (loss) from operations	$(2,187)	-4.6%	$3,114	7.6%	$927	1.0%

	Six Months Ended June 30, 2006
	US	Canada		Total
Revenue	$103,213	100.0%	$86,934	100.0%	$190,147	100.0%
Operating expenses:
Cost of operations	72,388	70.1%	59,990	69.0%	132,378	69.6%
Selling, general and administrative expense	17,799	17.2%	11,801	13.6%	29,600	15.6%
Impairment of deferred acquisition costs	439	0.4%	5,173	6.0%	5,612	3.0%
Depreciation , depletion and amortization	11,653	11.4%	8,217	9.4%	19,870	10.4%
Foreign exchange loss (gain) and other	140	0.1%	2,026	2.3%	2,166	1.1%

Income (loss) from operations	$794	0.8%	$(273)	-0.3%	$521	0.3%

	Six Months Ended June 30, 2005
	US	Canada		Total
Revenue	$94,482	100.0%	$77,278	100.0%	$171,760	100.0%
Operating expenses:
Cost of operations	72,301	76.5%	52,515	68.0%	124,816	72.7%
Selling, general and administrative expense	16,037	17.0%	11,550	14.9%	27,587	16.1%
Depreciation, depletion and amortization	10,109	10.7%	8,947	11.5%	19,056	11.0%
Foreign exchange loss (gain) and other	—	0.0%	(184)	-0.2%	(184)	-0.1%

Income (loss) from operations	$(3,965)	-4.2%	$4,450	5.8%	$485	0.3%

Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Collection	$83,196	73.6%	$74,109	76.2%	$156,846	74.7%	$144,057	77.2%
Landfill disposal	14,005	12.4%	10,350	10.6%	26,580	12.7%	18,068	9.7%
Transfer station	12,706	11.2%	9,330	9.6%	21,015	10.0%	17,785	9.5%
Material recovery facilities	2,845	2.5%	2,835	2.9%	5,098	2.4%	5,637	3.0%
Other specialized services	290	0.3%	580	0.7%	440	0.2%	1,013	0.6%

	113,042	100.0%	97,204	100.0%	209,979	100.0%	186,560	100.0%
Intercompany elimination	(11,455)		(8,351)		(19,832)		(14,800)

	$101,587		$88,853		$190,147		$171,760

			All Other	Total
Three Months Ended June 30,	Florida	Canada	Operations	Revenue
2006	$52,637	$47,843	$1,107	$101,587
2005	47,055	41,134	664	88,853

			All Other	Total
Six Months Ended June 30,	Florida	Canada	Operations	Revenue
2006	$101,030	$86,934	$2,183	$190,147
2005	93,559	77,278	923	171,760
     Revenue was $101.6 million and $88.9 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $12.7 million or 14.3%. The increase in revenue for our Florida operations for the three months ended June 30, 2006 of $5.6 million or 11.9% was driven by price increases of $3.7 million, of which $1.7 million related to fuel surcharges, increased volume at our landfill sites of $3.4 million, acquisitions, net of dispositions, of $1.4 million and other organic volume growth of $0.4 million. Offsetting these increases were net decreases of $3.3 million, primarily related the expiration or assignment of certain lower margin residential collection contracts.
     The increase in revenue for our Canadian operations for the three months ended June 30, 2006 of $6.7 million or 16.3% was due to price increases of $3.0 million, of which $0.7 million related to fuel surcharges, other organic volume growth of $1.5 million, acquisitions of $0.5 million and the favorable effects of foreign exchange movements of $4.6 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $1.5 million and decreases related to our the expiration of certain contracts of $1.4 million.
     The increase in revenue for our other operating segments for the three months ended June 30 2006 of $0.4 million or 66.7% was due to increased volume at our landfill sites of $0.3 million and other organic volume growth of $0.1 million.
     Revenue was $190.1 million and $171.8 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $18.3 million or 10.7%. The increase in revenue for our Florida operations for the six months ended June 30, 2006 of $7.5 million or 8.0% was driven by price increases of $6.8 million, of which $2.7 million related to fuel surcharges, increased volume at our landfill sites of $6.5 million, other organic volume growth of $1.1 million and other increases of $0.7 million. Offsetting these increases were net decreases of $7.6 million, primarily related the expiration or assignment of certain lower margin residential collection contracts and dispositions, net of acquisitions, of previously acquired operations.
     The increase in revenue for our Canadian operations for the six months ended June 30, 2006 of $9.7 million or 12.5% was due to price increases of $5.4 million, of which $1.3 million related to fuel surcharges, other organic volume growth of $2.5 million, acquisitions of $0.6 million and the favorable effects of foreign exchange movements of $6.8 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $2.7 million and decreases related to our the expiration of certain contracts of $2.9 million.
     The increase in revenue for our other operating segments for the six months ended June 30 2006 of $1.3 million or in excess of 100%, was due to increased volume at our landfill sites of $0.7 million and other organic volume growth of $0.6 million.
     Cost of Operations
     Cost of operations was $70.0 million and $64.5 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $5.5 million or 8.5%. As a percentage of revenue, cost of operations was 68.9% and 72.6% for three months ended June 30, 2006 and 2005, respectively.
     The increase in cost of operations for our U.S. operations for the three months ended June 30, 2006 of $0.2 million or 0.7% was driven by higher insurance costs of $0.7 million, increased landfill operating costs related to increased host and royalty fees from increased disposal volumes of $0.6 million, maintenance and repair increases of $0.4 million and increased fuel costs of $0.3 million. Acquisitions in our Florida segment, net of dispositions, increased cost of operations by $0.4 million. Offsetting these cost increases were lower costs for third party disposal due to increased internalization, of $1.6 million and lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $0.6 million. As a percentage of revenue, cost of operations for our domestic operations was 69.3% and 77.5% for the three months ended June 30, 2006 and 2005, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites, increased internalization and the disposition of certain lower margin residential collection contracts in Florida.
     The increase in cost of operations for our Canadian operations for the three months ended June 30, 2006 of $5.3 million or 19.0% was due to increased disposal volumes, rates and sub-contractor costs of $1.0 million, increased labor costs of $0.6 million, maintenance and repair increases of $0.4 million, increased fuel costs of $0.3 million and the unfavorable effects of foreign exchange movements of $3.1 million, offset by other decreases of $0.1 million. Cost of operations as a percentage of revenue increased to 68.5% from 66.9% for the three months ended June 30, 2006 and 2005, respectively. The decrease in margin is primarily due to lower overall landfill volumes.
     Cost of operations was $132.4 million and $124.8 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $7.6 million or 6.1%. As a percentage of revenue, cost of operations was 69.6% and 72.7% for six months ended June 30, 2006 and 2005, respectively.
     The increase in cost of operations for our U.S. operations for the six months ended June 30, 2006 of $0.1 million or 0.1% was driven by higher landfill operating costs related to increased host and royalty fees from increased disposal volumes of $1.2 million, maintenance and repair increases of $1.1 million, higher insurance costs of $1.0 million, increased fuel costs of $0.7 million and other operating increases of $0.3 million. Offsetting these cost increases were lower costs for third party disposal due to increased internalization, of $2.0 million and lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $0.7 million. Dispositions in our Florida segment, net of acquisitions completed in the second quarter of 2006, decreased cost of operations by $1.5 million. As a percentage of revenue, cost of operations for our domestic operations was 70.1% and 76.5% for the six months ended June 30, 2006 and 2005, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites, increased internalization and the disposition of certain lower margin residential collection contracts in Florida.
     The increase in cost of operations for our Canadian operations for the six months ended June 30, 2006 of $7.5 million or 14.2% was due to increased disposal volumes, rates and sub-contractor costs of $1.5 million, increased labor costs of $0.6 million, increased fuel costs of $0.5 million, maintenance and repair increases of $0.4 million and the unfavorable effects of foreign exchange movements of $4.7 million, offset by other decreases of $0.2 million. Cost of operations as a percentage of revenue increased to 69.0% from 68.0% for the six months ended June 30, 2006 and 2005, respectively. The decline in margin is primarily due to lower overall landfill volumes.
     Selling, General and Administrative Expense
     Selling, general and administrative expense was $14.4 million and $13.4 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $1.0 million or 7.4%. As a percentage of revenue, selling, general and administrative expense was 14.1% and 15.0% for the three months ended June 30, 2006 and 2005, respectively. The overall increase in selling, general and administrative expense is due to increased legal fees of $1.0 million, primarily related to litigation with Waste Management, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this filing, increased salaries and wages of $1.0 million and the unfavorable effects of foreign exchange movements of $0.6 million. Offsetting these increases were decreases in accounting and other professional fees of $0.7 million, primarily related to the re-audit of the Florida Recycling financial statements in 2005, decreased insurance costs of $0.4 million, decreased stock-based compensation expense, inclusive of employees and consultants, of $0.3 million and other net decreases of $0.2 million. As of January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method.
     Selling, general and administrative expense was $29.6 million and $27.6 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $2.0 million or 7.3%. As a percentage of revenue, selling, general and administrative expense was 15.6% and 16.1% for the three months ended June 30, 2006 and 2005, respectively. The overall increase in selling, general and administrative expense is due to increased salaries and wages of $1.4 million, increased legal fees of $1.2 million, primarily related to litigation with Waste Management, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this filing, increased stock-based compensation expense, inclusive of employees and consultants of $0.4 million, the unfavorable effects of foreign exchange movements of $0.9 million and other net increases of $0.3 million. Offsetting these increases were decreases in accounting and other professional fees of $1.3 million, primarily related to the re-audit of the Florida Recycling financial statements in 2005 and decreased insurance costs of $0.9 million.
     Deferred Acquisition Costs
     In April 2006, we ceased being actively engaged in negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. During the first quarter of 2006, we recognized an expense related to these previously deferred acquisition costs of approximately $5.6 million.
     Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $10.2 million and $10.0 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $0.2 million or 1.1%. As a percentage of revenue, depreciation, depletion and amortization was 10.0% and 11.4% for the three months ended June 30, 2006 and 2005, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased disposal volumes at our domestic landfills, offset by lower volumes coupled with a decrease in the overall weighted average depletion rates. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $0.4 million. Landfill depletion rates for our U.S. landfills ranged from $4.00 to $7.68 per ton and from $3.84 to $8.10 per ton during the three months ended June 30, 2006 and 2005, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.70 to C$11.82 per tonne and C$2.57 to C$17.80 per tonne during the three months ended June 30, 2006 and 2005, respectively.
     Depreciation, depletion and amortization was $19.9 million and $19.1 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $0.8 million or 4.3%. As a percentage of revenue, depreciation, depletion and amortization was 10.4% and 11.0% for the six months ended June 30, 2006 and 2005, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased disposal volumes at our domestic landfills, offset by lower volumes coupled with a decrease in the overall weighted average depletion rates. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $0.6 million. Landfill depletion rates for our U.S. landfills ranged from $4.00 to $7.68 per ton and from $3.84 to $8.10 per ton during the six months ended June 30, 2006 and 2005, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.70 to C$11.82 per tonne and C$2.57 to C$17.80 per tonne during the six months ended June 30, 2006 and 2005, respectively.
     Foreign Exchange Loss (Gain) and Other
     Foreign exchange loss and other was $2.2 million and nil for the three months ended June 30, 2006 and 2005, respectively. The foreign exchange loss relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. The increase in loss is primarily due to an increase in a U.S. monetary note receivable due from the U.S. parent to the WSI (CA) subsidiary. Other items primarily relate to gains on sales of equipment.

     Foreign exchange loss (gain) and other was $2.0 million and $(0.2) million for the six months ended June 30, 2006 and 2005, respectively. The foreign exchange loss (gain) relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other items primarily relate to gains on sales of equipment. The increase in loss is primarily due to an increase in a U.S. monetary note receivable due from the U.S. parent to the WSI (CA) subsidiary. Other items primarily relate to gains on sales of equipment.
Interest Expense
     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Preferred Stock dividends and amortization of issue costs	$4,841	$5,114	$10,537	$9,956
Credit facility and Subordinated Note interest	6,953	6,445	13,119	12,518
Amortization of debt issue costs	388	361	776	705
Other interest expense	484	367	985	775

	$12,666	$12,287	$25,417	$23,954

Interest expense was $12.7 million and $12.3 million for the three months ended June 30, 2006 and 2005, respectively, an increase of $0.4 million or 3.1%. Cash interest expense increased $0.6 million for the three months ended June 30, 2006 due to higher prevailing short-term interest rates, higher balances outstanding under our Credit Facilities and commitment fees paid on the new term loan tranche available under our Credit Facilities, offset by the elimination of penalty interest payable on our Subordinated Notes and lower amended rates on our Credit Facilities. The decrease in Preferred Stock dividends and amortization of issue costs was due to issue costs becoming fully amortized during the second quarter of 2006, offset by higher principal amounts outstanding. The weighted average interest rate on Credit Facility borrowings was 8.4% and 7.7% for the three months ended June 30, 2006 and 2005, respectively.
Interest expense was $25.4 million and $24.0 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $1.4 million or 6.1%. Cash interest expense increased $0.8 million for the six months ended June 30, 2006 due to higher prevailing short-term interest rates, higher balances outstanding under our Credit Facilities and commitment fees paid on the new term loan tranche available under our Credit Facilities, offset by the elimination of penalty interest payable on our Subordinated Notes and lower amended rates on our Credit Facilities. The increase in Preferred Stock dividends and amortization of issue costs was due to higher principal amounts outstanding. The weighted average interest rate on Credit Facility borrowings was 8.1% and 7.4% for the six months ended June 30, 2006 and 2005, respectively.
Income Tax Provision
     The provision for income taxes was $3.4 million and $3.0 million for the three months ended June 30, 2006 and 2005, respectively and $4.3 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively. We recognize a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on our cumulative mandatorily redeemable preferred stock and provisions for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.
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
Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of June 30, 2006, there was $8.0 million outstanding on the revolving credit facility and an additional $21.1 million of capacity used to support outstanding letters of credit. As of July 25, 2006, there was $9.3 million outstanding on the revolving credit facility and an additional $20.9 million of capacity used to support outstanding letters of credit.
     As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On October 4, 2004, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the credit facilities and increased the interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we met certain target leverage ratios, as defined, availability under the amended revolving credit facility was reduced to $50.0 million, up to $12.5 million of which was available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005 we issued 2,640,845 (pre-reverse split) shares of common stock and 264,085 (pre-reverse split) common stock purchase warrants for net proceeds of approximately $6.8 million in satisfaction of this covenant.
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
     On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at close to refinance amounts then outstanding under our existing revolving credit facility. We drew another $23.0 million of this facility during the second quarter of 2006, which was used for the financing of acquisitions that are otherwise permitted under the terms of the Credit Facilities. Availability under this amendment expired in May 2006.
     On June 20, 2006, we further amended our Credit Facilities to provide us with more flexible terms, including the ability to increase our Canadian revolving facility from $15.0 million to $25.0 million in the future, and to allow for the potential redemption of our mandatorily redeemable preferred stock.
     The following table sets forth our financial covenant levels for the current and each of the next four quarters:

Maximum Consolidated
	Maximum Consolidated	Senior Secured	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Leverage Ratio	Interest Coverage Ratio

FQ2 2006	5.25:1.00	2.25:1.00	2.00:1.00
FQ3 2006	5.00:1.00	2.25:1.00	2.00:1.00
FQ4 2006	4.75:1.00	2.25:1.00	2.25:1.00
FQ1 2007	4.75:1.00	2.25:1.00	2.25:1.00
FQ2 2007	4.50:1.00	2.25:1.00	2.25:1.00
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
Equity Placement
     During the first six months of 2006, we issued 8,654,549 (pre-reverse split) shares of our common stock in connection with the Taft Recycling, Liberty Waste and Sun Country Materials acquisitions.
Cumulative Mandatory Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of cumulative mandatorily redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004 at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 (pre-reverse split) shares of our common stock for $3.00 (pre-reverse split) per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting.
     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears, and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $95.1 million as of June 30, 2006.
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
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Capital for 87,657,035 (pre-reverse split) shares our of common stock and (ii) the conversion of the remaining 9,229,676 common shares of Capital held by non-US residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA). The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2006, we had provided customers and various regulatory authorities with such bonds and letters of credit amounting to approximately $74.0 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2006 and included in the $74.0 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.
Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the six months ended June 30, 2006 and 2005.

Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $15.9 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by operating activities is primarily due to cash generated from operations.
Cash Flows from Investing Activities
     Cash used in investing activities of our continuing operations was $50.9 million and $16.7 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily due to increased capital expenditures and business acquisitions. Companywide capital expenditures were $27.6 million and $19.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase in capital expenditures was primarily driven by landfill development costs. We expect our capital expenditures to range from $50.0 million to $55.0 million for all of 2006. Cash used in business acquisitions of $28.9 million for the first six months of 2006 primarily relates to the acquisitions of Taft Recycling, Liberty Waste and Sun Country Materials.
Cash Flows from Financing Activities
     Cash provided by financing activities was $29.1 million and $6.8 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash flows from financing activities is due primarily to the additional $23.0 million draw on our term loan facility and an $8.0 million net draw on our revolving credit facility, offset by the equity private placement that occurred during the first quarter of 2005.
Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has now expired. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we provided for the draw as of December 31, 2005. Waste Management has commenced arbitration proceedings in Quebec, Canada seeking to require us to top-up the letter of credit by the C$0.3 million drawn by them in January, 2006. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2005, as filed on Form 10-K.
Landfill Sites
     The following table summarizes the changes in our operating landfill capacity at our continuing operations for the six months ended June 30, 2006 (in thousands of cubic yards):

	June 30, 2006
	Balance,
	Beginning of			Balance, End of
	Period	Landfills Acquired	Airspace Consumed	Period
United States
Permitted Capacity	70,840	17,042	(1,270)	86,612

Probable expansion capacity	18,300	—	—	18,300

Total available airspace	89,140	17,042	(1,270)	104,912

Number of landfill sites	3	1	—	4

Canada
Permitted Capacity	11,878	—	(176)	11,702

Probable expansion capacity	—	—	—	—

Total available airspace	11,878	—	(176)	11,702

Number of landfill sites	3	—	—	3

Total
Permitted Capacity	82,718	17,042	(1,446)	98,314

Probable expansion capacity	18,300	—	—	18,300

Total available airspace	101,018	17,042	(1,446)	116,614

Number of landfill sites	6	1	—	7
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 Clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect the adoption of FIN 48 will not have a material effect on our financial position or results of operations.
     Refer to the Notes to the Unaudited Condensed Consolidated Financial Statements for a discussion of other new accounting pronouncements adopted during the year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the six months ended June 30, 2006, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.2 million.
     As of June 30, 2006, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.2 million for the six months ended June 30, 2006.
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
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     On June 26, 2006, we held our annual stockholders meeting. At the annual meeting, Wallace Timmeny and Michael Verrochi were re-elected as directors to hold office until the 2009 annual stockholders meeting and the reverse one for three split of our common stock was approved. All share numbers in the following tables are before giving effect to the one for three split of our common stock.
     The following table sets forth the number of votes cast for or withheld for each director nominee:

Director	For	Withheld
Wallace Timmeny	44,588,231	11,973,280
Michael Verrochi	44,588,231	11,973,280
     The directors whose terms of office as director continued after the meeting were: David Sutherland-Yoest, Gary W. DeGroote, Michael B. Lazar, George E. Matelich, Jack E. Short and Lucien Rémillard.
     The following table sets forth the number of votes cast for, against or withheld for approval of the reverse one for three stock split:

For	Against	Abstentions	Broker Non-Votes
54,060,087	2,263,384	238,040	0
Item 5. Other Information
     None
Item 6. Exhibits
Exhibit 3.7 Amendment to Amended and Restated Certificate of Incorporation of Waste Services, Inc. (incorporated by reference to Exhibit 3.1 filed on Form 8-K on July 5, 2006).
Exhibit 3.8 Amended Certificate of Designations of Special Voting Preferred Stock of Waste Services, Inc. (incorporated by reference to Exhibit 3.2 filed on Form 8-K on July 5, 2006).
Exhibit 3.9 Amendment to Provisions for Exchangeable Shares of Waste Services (CA) Inc. effective June 30, 2006 (incorporated by reference to Exhibit 3.3 filed on Form 8-K on July 5, 2006).
Exhibit 4.15 Agreement effective as of the 30th day of March, 2006 among Waste Services, Inc., Kelso Investment Associates VI, L.P, and KEP VI, LLC. (incorporated by reference to Exhibit 20.3 filed on Form 8-K on April 5, 2006).
Exhibit 4.16 Supplemental Indenture dated as of May 12, 2006 to the Note Indenture among Liberty Waste, LLC, Waste Services, Inc., the other guarantors and Wells Fargo Bank National Association, as Trustee.
Exhibit 4.17 Supplemental Indenture dated as of June 30, 2006 to the Note Indenture among Taft Recycling, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank National Association, as Trustee.
Exhibit 4.18 Supplemental Indenture dated as of June 30, 2006 to the Note Indenture among Sun Country Materials, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank National Association, as Trustee.
Exhibit 10.17 Fifth Amendment to Amended and Restated Credit Agreement dated as of March 22, 2006 (incorporated by reference to Exhibit 20.1 filed on Form 8-K on April 5, 2006).
Exhibit 10.18 Sixth Amendment to Amended and Restated Credit Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 20.2 filed on Form 8-K on April 5, 2006).
Exhibit 10.19 Seventh Amendment to Amended and Restated Credit Agreement dated as of June 20, 2006 (incorporated by reference to Exhibit 20.1 on Form 8-K on June 20, 2006).
Exhibit 10.20 Asset Purchase Agreement dated as of July 19, 2006 among Waste Services of Florida, Inc. and various affiliates of Allied Waste Industries, Inc.
Exhibit 10.21 Asset Purchase Agreement dated as of July 19, 2006 among Allied Waste Transfer Services of Arizona, LLC, Waste Services, Inc. and Waste Services of Arizona, Inc.
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

Waste Services, Inc.

Date: August 1, 2006

	By:	/s/ DAVID SUTHERLAND-YOEST

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer, and Director

	By:	/s/ MARK A. PYTOSH

Mark A. Pytosh
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
Exhibit 3.7	Amendment to Amended and Restated Certificate of Incorporation of Waste Services, Inc. (incorporated by reference to Exhibit 3.1 filed on Form 8-K on July 5, 2006).

Exhibit 3.8	Amended Certificate of Designations of Special Voting Preferred Stock of Waste Services, Inc. (incorporated by reference to Exhibit 3.2 filed on Form 8-K on July 5, 2006).

Exhibit 3.9	Amendment to Provisions for Exchangeable Shares of Waste Services (CA) Inc. effective June 30, 2006 (incorporated by reference to Exhibit 3.3 filed on Form 8-K on July 5, 2006).

Exhibit 4.15	Agreement effective as of the 30th day of March, 2006 among Waste Services, Inc., Kelso Investment Associates VI, L.P, and KEP VI, LLC. (incorporated by reference to Exhibit 20.3 filed on Form 8-K on April 5, 2006).

Exhibit 4.16	Supplemental Indenture dated as of May 12, 2006 to the Note Indenture among Liberty Waste, LLC, Waste Services, Inc., the other guarantors and Wells Fargo Bank National Association, as Trustee.

Exhibit 4.17	Supplemental Indenture dated as of June 30, 2006 to the Note Indenture among Taft Recycling, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank National Association, as Trustee.

Exhibit 4.18	Supplemental Indenture dated as of June 30, 2006 to the Note Indenture among Sun Country Materials, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank National Association, as Trustee.

Exhibit 10.17	Fifth Amendment to Amended and Restated Credit Agreement dated as of March 22, 2006 (incorporated by reference to Exhibit 20.1 filed on Form 8-K on April 5, 2006).

Exhibit 10.18	Sixth Amendment to Amended and Restated Credit Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 20.2 filed on Form 8-K on April 5, 2006).

Exhibit 10.19	Seventh Amendment to Amended and Restated Credit Agreement dated as of June 20, 2006 (incorporated by reference to Exhibit 20.1 on Form 8-K on June 20, 2006).

Exhibit 10.20	Asset Purchase Agreement dated as of July 19, 2006 among Waste Services of Florida, Inc. and various affiliates of Allied Waste Industries, Inc.

Exhibit 10.21	Asset Purchase Agreement dated as of July 19, 2006 among Allied Waste Transfer Services of Arizona, LLC, Waste Services, Inc. and Waste Services of Arizona, Inc.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Mark A. Pytosh, Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer