Form 10-Q
period 2006-09-30
WASTE SERVICES, INC.
filed 2006-11-09
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 1, 2006 was 36,067,346 (assuming exchange of 6,317,882 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,105,960 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,696	$8,886
Accounts receivable (net of allowance for doubtful accounts of $415 and $672 as of September 30, 2006 and December 31, 2005, respectively)	54,463	45,381
Prepaid expenses and other current assets	6,339	10,063
Current assets of discontinued operations	4,033	5,252

Total current assets	66,531	69,582

Property and equipment, net	142,372	119,485
Landfill sites, net	183,840	156,498
Goodwill and other intangible assets, net	335,217	307,869
Other assets	9,380	23,816
Non-current assets of discontinued operations	49,944	51,139

Total assets	$787,284	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,619	$25,959
Accrued expenses and other current liabilities	48,034	39,065
Short-term financing and current portion of long-term debt	1,680	1,365
Current liabilities of discontinued operations	2,491	1,827

Total current liabilities	76,824	68,216

Long-term debt	314,805	284,850
Accrued closure, post-closure and other obligations	34,040	25,651
Cumulative mandatorily redeemable Preferred Stock (net of discount of nil and $2,347 as of September 30, 2006 and December 31, 2005, respectively)	99,384	84,971
Non-current liabilities of discontinued operations	311	210

Total liabilities	525,364	463,898

Shareholders’ equity:
Common stock $0.01 par value; 166,666,666 and 500,000,000 (pre-reverse split) shares authorized at September 30, 2006 and December 31, 2005, respectively; 33,960,275 shares issued and outstanding at September 30, 2006; 93,685,889 shares (pre-reverse split) issued and 93,185,889 shares (pre-reverse split) outstanding at December 31, 2005	340	937
Additional paid-in capital	411,637	383,618
Treasury stock at cost; 500,000 shares (pre-reverse split)	—	(1,235)
Accumulated other comprehensive income	42,880	35,673
Accumulated deficit	(192,937)	(154,502)

Total shareholders’ equity	261,920	264,491

Total liabilities and shareholders’ equity	$787,284	$728,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$104,932	$94,535	$295,079	$266,294

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	71,022	67,981	203,400	192,795
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	14,906	12,795	44,507	40,383
Deferred acquisition costs	—	—	5,612	—
Settlement with sellers of Florida Recycling	—	(4,120)	—	(4,120)
Depreciation, depletion and amortization	10,990	10,797	30,860	29,854
Foreign exchange loss (gain) and other	(92)	844	2,074	659

Income from operations	8,106	6,238	8,626	6,723
Interest expense	7,919	7,274	22,799	21,272
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,256	5,392	14,793	15,348

Loss from continuing operations before income taxes	(4,069)	(6,428)	(28,966)	(29,897)
Income tax provision	4,045	3,252	8,386	8,582

Net loss from continuing operations	(8,114)	(9,680)	(37,352)	(38,479)
Net income (loss) from discontinued operations	(479)	269	(1,083)	287

Net loss	$(8,593)	$(9,411)	$(38,435)	$(38,192)

Basic and diluted loss per share:
Loss per share — continuing operations	(0.22)	(0.29)	(1.08)	(1.18)
Loss per share — discontinued operations	(0.02)	0.01	(0.03)	0.01

Basic and diluted loss per share	$(0.24)	$(0.28)	$(1.11)	$(1.17)

Weighted average common shares outstanding — basic and diluted	36,066	33,138	34,534	32,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006
(In thousands)

					Accumulated
	Waste Services, Inc.			Treasury	Other		Total
	Common Stock		Additional	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	at Cost	Income	Deficit	Equity
Balance, December 31, 2005	93,686	$937	$383,618	$(1,235)	$35,673	$(154,502)	$264,491

Common shares issued	8,154	82	25,265	1,235	—	—	26,582
Exercise of options and warrants	28	—	86	—	—	—	86
Stock-based compensation	—	—	2,918	—	—	—	2,918
Conversion of exchangeable shares	8	—	—	—	—	—	—
Share reimbursement agreement	—	—	(929)	—	—	—	(929)
Foreign currency translation adjustment	—	—	—	—	7,207	—	7,207
Effect of reverse stock split	(67,916)	(679)	679	—	—	—	—
Net loss	—	—	—	—	—	(38,435)	(38,435)

Balance, September 30, 2006	33,960	$340	$411,637	$—	$42,880	$(192,937)	$261,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(38,435)	$(38,192)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss (income) from discontinued operations	1,083	(287)
Depreciation, depletion and amortization	30,860	29,854
Non-cash component of settlement with sellers of Florida Recycling	—	(4,120)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	14,793	15,348
Amortization of debt issue costs	1,172	1,057
Deferred income tax provision	8,298	8,582
Non-cash stock-based compensation expense	2,918	1,079
Deferred acquisition costs expensed	5,173	—
Foreign exchange loss	2,001	630
Other non-cash items	536	729
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(4,959)	(5,424)
Prepaid expenses and other current assets	(544)	2,657
Accounts payable	(5,216)	(1,256)
Accrued expenses and other current liabilities	8,457	3,749

Net cash provided by continuing operations	26,137	14,406
Net cash provided by discontinued operations	2,909	2,222

Net cash provided by operating activites	29,046	16,628

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(28,973)	(4,470)
Capital expenditures	(38,335)	(23,462)
Proceeds from asset sales and business divestitures	4,939	1,735
Share reimbursement agreement	(929)	—
Deposits for business acquisitions and other	—	(793)

Net cash used in continuing operations	(63,298)	(26,990)
Net cash used in discontinued operations	(1,707)	(6,062)

Net cash used in investing activities	(65,005)	(33,052)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	40,532	6,908
Principal repayments of debt and capital lease obligations	(11,861)	(4,171)
Sale of common shares and warrants	—	7,125
Proceeds from the exercise of options and warrants	86	521
Fees paid for financing transactions	(149)	—

Net cash provided by financing activities — continuing operations	28,608	10,383

Effect of exchange rate changes on cash and cash equivalents	161	73

Decrease in cash and cash equivalents	(7,190)	(5,968)
Cash and cash equivalents, beginning of period	8,886	8,476

Cash and cash equivalents, end of period	$1,696	$2,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us” or “our”). We are a multi-regional, integrated solid waste services company providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). Due to a pending sale, our Arizona operations are presented as discontinued operations.
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
     On June 30, 2006, we effected a reverse one for three split of our common stock. As a result of the reverse split, each holder of three outstanding shares of common stock is entitled to one share of common stock. No fractional shares of common stock are issuable in connection with the reverse stock split. In lieu of such fractional shares, stockholders will receive a cash payment equal to the product obtained by multiplying the fraction of common stock by $9.15. Corresponding amendments have been made to the exchangeable shares of Waste Services (CA) Inc., so that each one exchangeable share will entitle the holder to one-third of one share of our common stock, without regard to any fractional shares. The reverse split has been retroactively applied to all per share information to the earliest period presented, unless otherwise noted as being “pre-reverse split”.
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding, including the exchangeable

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three and nine months ended September 30, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Basic and diluted earnings (loss) per share have been retroactively restated to reflect the one for three split to the earliest period presented.
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows, giving effect to the reverse one for three split to the earliest period presented (unaudited) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Common Shares issuable under exercisable options	—	23	—	17
Common Shares issuable under exercisable warrants	219	817	190	753

Dilutive securities	219	840	190	770

     For purposes of computing net income (loss) per common share – basic and diluted, for the three and nine months ended September 30, 2006, the weighted average number of shares of common stock outstanding includes the effect of 6,323,959 and 6,326,067 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,107,986 and 2,108,689 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed. For the three and nine months ended September 30, 2005, the weighted average number of shares of common stock outstanding includes the effect of 6,492,594 and 6,513,857 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,164,198 and 2,171,285 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004.
2. Discontinued Operations
     On July 20, 2006, we announced the execution of definitive agreements with Allied Waste Industries, Inc. (“Allied Waste”) whereby we will (i) purchase Allied Waste’s hauling, transfer station and recycling operations in Miami, Florida for $61.0 million with an additional contingent payment of $2.0 million due upon the successful renewal of a certain municipal recycling contract and (ii) sell our Arizona hauling, transfer station and landfill operations to Allied Waste for $53.0 million. Accordingly, we have presented the net assets and operations of Arizona as discontinued operations for all periods presented. Revenue from discontinued operations was $6.9 million and $7.2 million for the three months ended September 30, 2006 and 2005, respectively, and $21.5 million and $19.8 million for the nine months ended September 30, 2006 and 2005, respectively. Pre-tax net income (loss) from discontinued operations was $(0.5) million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $(1.1) million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. Net assets related to discontinued operations are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2006	2005
Accounts receivable	$3,617	$4,202
Prepaid expenses and other current assets	416	1,050

Current assets of discontinued operations	4,033	5,252

Property and equipment	12,255	13,777
Landfill sites	16,092	15,630
Goodwill and other intangible assets	21,475	21,602
Other assets	122	130

Non-current assets of discontinued operations	49,944	51,139

Total assets of discontinued operations	$53,977	$56,391

Accounts payable	$333	$192
Accrued expenses and other current liabilities	2,158	1,635

Current liabilities of discontinued operations	2,491	1,827

Accrued closure, post closure and other obligations	311	210

Non-current liabilities of discontinued operations	311	210

Total liabilities of discontinued operations	$2,802	$2,037

Net assets of discontinued operations	$51,175	$54,354

3. Share-Based Payments
     We have a 1997 Stock Option Plan and a 1999 Stock Option Plan, which are described in our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K. Employee stock options are denominated in U.S. and Canadian dollars. Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations. For the years ended December 31, 2005 and 2004, stock-based employee compensation expense was $0.3 million and $(1.4) million, respectively. For the three and nine months ended September 30, 2005, stock-based compensation expense for employees was $0.1 million and $0.3 million, respectively. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that transition method, employee compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for the three and nine months ended September 30, 2006, is approximately $0.2 million and $1.5 million higher, respectively, than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes because of: (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees.
     Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the three and nine months ended September 30, 2005 (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Nine Months
Net loss as reported	$(9,411)	$(38,192)
Add: Employee compensation expense for equity awards included in the determination of net loss as reported	86	258
Less: Stock based employee compensation expense for equity awards determined by the fair value based method prescribed under SFAS 123	(2,467)	(7,475)

Pro forma net loss	$(11,792)	$(45,409)

Basic and diluted loss per share:
As reported	$(0.28)	$(1.17)

Pro forma	$(0.36)	$(1.39)

     The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for the three and nine months ended September 30, 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods.
     During the nine months ended September 30, 2006 and 2005, we granted 165,000 (pre-reverse split) options and 815,000 (pre-reverse split) options, respectively, to certain employees with option exercise prices equal to the market value of our common stock on the date of the grant. The weighted-average grant-date fair value of these option grants was $2.12 (pre-reverse split) and $1.77 (pre-reverse split), respectively. The 2006 grants were made in the first quarter of 2006. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006		2005
Annual dividend yield	N/A	N/A		—	—
Weighted-average expected life (years)	N/A	N/A	3.0	years	2.8	years
Risk-free interest rate	N/A	N/A		4.83%	2.57% to 4.62%
Expected volatility	N/A	N/A		38%	74%
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
     During the nine months ended September 30, 2006, no employee options were exercised, 543,500 (pre-reverse split) options were forfeited and 1,301,500 (pre-reverse split) options expired. During the nine months ended September 30, 2005, 15,000 (pre-reverse split) employee options were exercised, 564,270 (pre-reverse split) options were forfeited and 92,694 options (pre-reverse split) expired. As of September 30, 2006, $0.6 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.5 year. Additional information relative to our employee options outstanding at September 30, 2006 is summarized as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options		Options
	Outstanding		Exercisable
Number of U.S. dollar denominated options		6,388,500		5,581,500
Number of Canadian dollar denominated options		4,495,000		4,495,000
Total number of options		10,883,500		10,076,500
Aggregate intrinsic value of options		$—		$—
Weighted average remaining contractual term (years)		2.1		2.0
Weighted average exercise price — U.S. dollar denominated options		$4.51		$4.66
Weighted average exercise price — Canadian dollar denominated options	C$	6.47	C$	6.47
     All option amounts and exercise prices in the above table are before giving effect to the reverse one for three split of our common stock. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. As of September 30, 2006, we have not provided for forfeitures relative to our unvested employee stock options due to the relatively short vesting period remaining on these options and the de minimus nature of potential future forfeitures for these options.
4. Business Combinations and Significant Asset Acquisitions
     We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market.
     In April 2006 we completed the acquisition of a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 1,269,841 (pre-reverse split) shares of our common stock valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 1,269,842 (pre-reverse split) shares of our common stock valued at approximately $3.7 million, of which 769,842 (pre-reverse split) shares were newly issued and 500,000 (pre-reverse split) shares were transferred from treasury. The acquisition of Taft Recycling will allow us greater access to third party waste volumes that can be disposed of at our JED Landfill in Osceola County, Florida.
     In May 2006, we completed the acquisition of Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 1,155,116 (pre-reverse split) shares of our common stock valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 946,372 (pre-reverse split) shares of our common stock valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.
     In June 2006, we completed the acquisition of Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 4,013,378 (pre-reverse split) shares of our common stock valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, which has recently been issued an expansion permit.
     Details of the net assets acquired and cash used in asset and business acquisitions for the nine months ended September 30, 2006 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Liberty Waste
	Taft	and Sun Country	Other
	Recycling	Materials	Acquisitions	Total
Purchase price:
Cash	$13,300	$20,652	$2,528	$36,480
Common stock	7,645	18,937	—	26,582

Total purchase price	20,945	39,589	2,528	63,062

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	125	488	—	613
Accounts receivable	952	2,126	—	3,078
Prepaid expenses and other current assets	10	591	—	601
Accounts payable	(462)	(2,724)	—	(3,186)
Accrued expenses and other current liabilities	(252)	(787)	—	(1,039)

Net working capital	373	(306)	—	67
Property and equipment	3,237	10,926	675	14,838
Landfill sites	—	23,290	—	23,290
Debt	—	(396)	—	(396)
Accrued closure, post-closure and other obligations assumed	(73)	(3,093)	—	(3,166)

Net book value of assets acquired and liabilities assumed	3,537	30,421	675	34,633

Excess purchase price to be allocated	$17,408	$9,168	$1,853	$28,429

Allocated as follows:
Goodwill	$17,408	$4,686	$1,672	$23,766
Other intangible assets	—	4,482	181	4,663

Total allocated	$17,408	$9,168	$1,853	$28,429

     The above table includes cash deposits and acquisition related costs of $6.9 million, which relate to the Liberty Waste and Sun Country Materials acquisitions that were paid or deposited prior to 2006 and were capitalized as part of the cost of these acquisitions during 2006. We expect goodwill generated from these acquisitions to be deductible for income tax purposes.
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
     The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three and nine months ended September 30, 2006 and 2005 as if completed acquisitions had occurred at the beginning of the respective periods (in thousands except per share amounts):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue	$104,932	$101,407	$305,717	$286,946

Net loss	$(8,593)	$(9,822)	$(39,101)	$(39,624)

Basic and diluted net loss per common share	$(0.24)	$(0.27)	$(1.08)	$(1.11)

Basic and diluted pro forma weighted average number of common shares outstanding	36,066	36,023	36,066	35,667

     These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.
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
     The changes to the allowance for doubtful accounts for the nine months ended September 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$672	$545
Provisions	386	498
Bad debts charged to reserves, net of recoveries	(924)	(563)
Increase due to acquisitions	275	—
Impact of foreign exchange rate fluctuations	6	3

Balance, end of period	$415	$483

6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (unaudited):

	September 30,	December 31,
	2006	2005
Prepaid expenses	$3,138	$2,357
Deferred income taxes	22	4,763
Parts and supplies	1,772	1,673
Other current assets	1,407	1,270

	$6,339	$10,063

7. Property and Equipment
     Property and equipment consist of the following (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2006	2005
Land and buildings	$34,978	$24,596
Vehicles	113,128	96,492
Containers, compactors and landfill and recycling equipment	74,796	64,547
Furniture, fixtures, other office equipment and leasehold improvements	10,210	9,393

Total property and equipment	233,112	195,028
Less: Accumulated depreciation	(90,740)	(75,543)

Property and equipment, net	$142,372	$119,485

8. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following (unaudited):

	September 30,	December 31,
	2006	2005

Landfill sites	$227,564	$189,280
Less: Accumulated depletion	(43,724)	(32,782)

Landfill sites, net	$183,840	$156,498

     The changes in landfill sites for the nine months ended September 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$156,498	$159,385
Acquisitions	23,290	—
Additional landfill site costs	12,140	6,180
Additional asset retirement obligations	1,529	1,253
Depletion	(10,027)	(9,322)
Effect of foreign exchange rate fluctuations	410	304

Balance, end of period	$183,840	$157,800

Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following (unaudited):

	September 30,	December 31,
	2006	2005
Accrued closure and post-closure obligations	$13,503	$9,074
Deferred income tax liability	19,898	16,206
Other obligations	639	371

	$34,040	$25,651

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the nine months ended September 30, 2006 and 2005 are as follows (unaudited):

	2006	2005
Balance, beginning of period	$9,074	$6,385
Acquisitions	2,037	—
Accretion	608	537
Additional asset retirement obligations	1,529	1,253
Effect of foreign exchange rate fluctuations	255	213

Balance, end of period	$13,503	$8,388

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (unaudited):

	September 30,	December 31,
	2006	2005
Other intangible assets subject to amortization:
Customer relationships and contracts	$39,177	$34,768
Non-competition agreements and other	2,920	2,744

	42,097	37,512

Less: Accumulated amortization:
Customer relationships and contracts	(15,789)	(12,128)
Non-competition agreements and other	(2,284)	(1,761)

Other intangible assets subject to amortization, net	24,024	23,623
Goodwill	311,193	284,246

Goodwill and other intangible assets, net	$335,217	$307,869

     The changes in goodwill for the nine months ended September 30, 2006 and 2005 are as follows (unaudited):

	Nine Months Ended September 30, 2006
	Florida	Canada	Total
Balance, beginning of period	$199,377	$84,869	$284,246
Acquisitions	22,094	1,672	23,766
Purchase price allocation adjustments for prior acquisitions	(258)	—	(258)
Effect of foreign exchange rate fluctuations	—	3,439	3,439

Balance, end of period	$221,213	$89,980	$311,193

	Nine Months Ended September 30, 2005
	Florida	Canada	Total
Balance, beginning of period	$174,629	$85,255	$259,884
Acquisitions	—	162	162
Purchase price allocation adjustments for prior acquisitions	24,748	—	24,748
Effect of foreign exchange rate fluctuations	—	2,898	2,898

Balance, end of period	$199,377	$88,315	$287,692

10. Other Assets
     Other assets consist of the following (unaudited):

	September 30,	December 31,
	2006	2005
Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $3,456 and $4,761 as of September 30, 2006 and December 31, 2005, respectively	$8,025	$9,428
Acquisition deposits and deferred acquisition costs	—	13,815
Other assets	1,355	573

	$9,380	$23,816

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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Debt
     Debt consists of the following (unaudited):

	September 30,	December 31,
	2006	2005
Senior Secured Credit Facilities:
Revolving credit facility, floating interest rate at 9.3% as of September 30, 2006, due April 2009	$8,000	$—
Term loan facility, floating interest rate at 8.6% and 7.9% as of September 30, 2006 and December 31, 2005, respectively, due $370 per quarter to March 2010, $35,020 per quarter thereafter, due March 2011	145,260	123,250
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other notes payable, interest at 4.3% to 6.7%, due through June 2025	3,225	2,965

	316,485	286,215
Less: Current portion	(1,680)	(1,365)

Long-term portion	$314,805	$284,850

Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Additionally, 65% of the common shares of Waste Services’ first tier foreign subsidiaries including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of September 30, 2006, there was $8.0 million outstanding on the revolving credit facility and an additional $22.3 million of capacity was used to support outstanding letters of credit.
     On December 28, 2005, we entered into an amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $25.0 million of this facility at close to refinance amounts then outstanding under our existing revolving credit facility. We drew another $23.0 million of this facility during the second quarter of 2006, which was used for the financing of acquisitions that are otherwise permitted under the terms of the Credit Facilities. Availability under this amendment expired in May 2006.
     On June 20, 2006, we amended our Credit Facilities to provide us with more flexible terms, including the ability to increase our Canadian revolving facility from $15.0 million to $25.0 million in the future, and to allow for the potential redemption of our mandatorily redeemable preferred stock.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
12. Cumulative Mandatorily Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February and June 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso warrants to purchase 7,150,000 (pre-reverse split) shares of our common stock for $3.00 (pre-reverse split) per share. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock are non-voting. The Preferred Stock entitles the holders to cash dividends of 17 3/4% per annum compounding and accruing quarterly in arrears. The Preferred Stock entitles the holders to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such share as of any date of determination. The liquidation preference approximated $99.4 million as of September 30, 2006.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     As reported in our Form 10-Q for the second quarter of 2006, during the second quarter of 2006 we resolved the litigation commenced by Waste Management, Inc. (“Waste Management”) against our President and Chief Operating Officer, Charles A. Wilcox, for breach of his employment contract and against us, claiming, among other things, tortious interference with contractual relations. In the settlement, we and Mr. Wilcox agreed to a final judgment entered in favor of Waste Management and to pay Waste Management the sum of $0.1 million. As a result of the settlement, Mr. Wilcox is no longer subject to any restrictions on his employment activities for us.
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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2006 and December 31, 2005, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $72.9 million and $65.5 million, respectively, to collateralize our obligations.
     Our domestic based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2006, and included in the $72.9 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The changes in insurance reserves for our U.S. operations for the nine months ended September 30, 2006 and 2005 are as follows (unaudited):

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of period	$4,356	$2,426
Provisions	3,630	3,282
Payments	(2,754)	(1,184)
Favorable claim development related to prior periods	(107)	(279)

Balance, end of period	$5,125	$4,245

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
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of September 30, 2006, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
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
Migration Transaction

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA) Inc (“Waste Services (CA)”). After the migration transaction, Waste Services (CA) became our subsidiary.
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
15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(8,593)	$(9,411)	$(38,435)	$(38,192)
Foreign currency translation adjustment	(194)	10,314	7,207	6,703

Comprehensive income (loss)	$(8,787)	$903	$(31,228)	$(31,489)

16. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida, Texas and Arizona. As previously discussed, we have entered into a definitive agreement whereby we plan to divest of our Arizona operations, as such the results of our Arizona operations are presented as discontinued operations and are not included in the segment data presented below.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regulatory environment is consistent within Canada. We do not have significant (in volume or dollars) inter-segment related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.”
     Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30, 2006
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$51,910	$51,829	$1,193	$—	$104,932
Depreciation, depletion and amortization	6,091	4,155	388	356	10,990
Income (loss) from operations	7,072	8,902	(58)	(7,810)	8,106
Capital expenditures	7,261	5,459	66	35	12,821

	Three Months Ended September 30, 2005
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$47,865	$45,766	$904	$—	$94,535
Depreciation, depletion and amortization	5,147	4,907	293	450	10,797
Income (loss) from operations	2,163	7,120	(188)	(2,857)	6,238
Capital expenditures	5,534	979	190	215	6,918

	Nine Months Ended September 30, 2006
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$152,940	$138,763	$3,376	$—	$295,079
Depreciation, depletion and amortization	16,946	11,635	1,165	1,114	30,860
Income (loss) from operations	19,860	21,281	(290)	(32,225)	8,626
Capital expenditures	17,521	18,637	1,328	849	38,335

	Nine Months Ended September 30, 2005
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$141,425	$123,044	$1,825	$—	$266,294
Depreciation, depletion and amortization	14,800	13,299	682	1,073	29,854
Income (loss) from operations	8,004	16,939	(854)	(17,366)	6,723
Capital expenditures	14,494	6,872	588	1,508	23,462
17. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Condensed Consolidating Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 and the related Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and the Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 of our guarantor subsidiaries, our U.S. operating and reporting segments (“Guarantors”), and the subsidiaries which are not guarantors, our Canadian operating and reporting segments (“Non-guarantors”):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$367	$1,329	$—	$1,696
Accounts receivable, net	24,337	30,126	—	54,463
Prepaid expenses and other current assets	2,431	3,908	—	6,339
Current assets of discontinued operations	4,033	—	—	4,033

Total current assets	31,168	35,363	—	66,531

Property and equipment, net	66,352	76,020	—	142,372
Landfill sites, net	172,729	11,111	—	183,840
Goodwill and other intangible assets, net	244,265	90,952	—	335,217
Other assets	9,380	—	—	9,380
Due from affiliates	—	11,734	(11,734)	—
Investment in subsidiary	187,311	—	(187,311)	—
Non-current assets of discontinued operations	49,944	—	—	49,944

Total assets	$761,149	$225,180	$(199,045)	$787,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,286	$10,333	$—	$24,619
Accrued expenses and other current liabilities	34,113	13,921	—	48,034
Short-term financing and current portion of long-term debt	1,680	—	—	1,680
Current liabilities of discontinued operations	2,491	—	—	2,491

Total current liabilities	52,570	24,254	—	76,824

Long-term debt	314,805	—	—	314,805
Accrued closure, post-closure and other obligations	20,425	13,615	—	34,040
Cumulative mandatorily redeemable Preferred Stock	99,384	—	—	99,384
Due to affiliates	11,734	—	(11,734)	—
Non-current liabilities of discontinued operations	311	—	—	311

Total liabilities	499,229	37,869	(11,734)	525,364

Shareholders’ equity:
Common stock of Waste Services, Inc.	340	—	—	340
Other equity	261,580	187,311	(187,311)	261,580

Total shareholders’ equity	261,920	187,311	(187,311)	261,920

Total liabilities and shareholders’ equity	$761,149	$225,180	$(199,045)	$787,284

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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$53,103	$51,829	$—	$104,932

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	35,832	35,190	—	71,022
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	9,241	5,665	—	14,906
Depreciation, depletion and amortization	6,491	4,499	—	10,990
Foreign exchange gain and other	(62)	(30)	—	(92)
Equity earnings in investees	(3,848)	—	3,848	—

Income from operations	5,449	6,505	(3,848)	8,106
Interest expense	7,855	64	—	7,919
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,256	—	—	4,256

Income (loss) from continuing operations before income taxes	(6,662)	6,441	(3,848)	(4,069)
Income tax provision	1,452	2,593	—	4,045

Net income (loss) from continuing operations	(8,114)	3,848	(3,848)	(8,114)
Net loss from discontinued operations	(479)	—	—	(479)

Net income (loss)	$(8,593)	$3,848	$(3,848)	$(8,593)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$48,769	$45,766	$—	$94,535

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	37,975	30,006	—	67,981
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	7,220	5,575	—	12,795
Settlement with sellers of Florida Recycling	(4,120)	—	—	(4,120)
Depreciation, depletion and amortization	5,498	5,299	—	10,797
Foreign exchange loss and other	35	809	—	844
Equity earnings in investees	(2,152)	—	2,152	—

Income from operations	4,313	4,077	(2,152)	6,238
Interest expense	7,238	36	—	7,274
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,392	—	—	5,392

Income (loss) from continuing operations before income taxes	(8,317)	4,041	(2,152)	(6,428)
Income tax provision	1,363	1,889	—	3,252

Net income (loss) from continuing operations	(9,680)	2,152	(2,152)	(9,680)
Net income from discontinued operations	269	—	—	269

Net income (loss)	$(9,411)	$2,152	$(2,152)	$(9,411)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$156,316	$138,763	$—	$295,079

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	108,223	95,177	—	203,400
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	27,040	17,467	—	44,507
Deferred acquisition costs	439	5,173	—	5,612
Depreciation, depletion and amortization	18,142	12,718	—	30,860
Foreign exchange loss and other	78	1,996	—	2,074
Equity earnings in investees	(1,856)	—	1,856	—

Income from operations	4,250	6,232	(1,856)	8,626
Interest expense	22,518	281	—	22,799
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	14,793	—	—	14,793

Income (loss) from continuing operations before income taxes	(33,061)	5,951	(1,856)	(28,966)
Income tax provision	4,291	4,095	—	8,386

Net income (loss) from continuing operations	(37,352)	1,856	(1,856)	(37,352)
Net loss from discontinued operations	(1,083)	—	—	(1,083)

Net income (loss)	$(38,435)	$1,856	$(1,856)	$(38,435)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$143,250	$123,044	$—	$266,294

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	110,275	82,520	—	192,795
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	23,257	17,126	—	40,383
Settlement with sellers of Florida Recycling	(4,120)	—	—	(4,120)
Depreciation, depletion and amortization	15,608	14,246	—	29,854
Foreign exchange loss and other	34	625	—	659
Equity earnings in investees	(3,844)	—	3,844	—

Income from operations	2,040	8,527	(3,844)	6,723
Interest expense	21,082	190	—	21,272
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	15,348	—	—	15,348

Income (loss) from continuing operations before income taxes	(34,390)	8,337	(3,844)	(29,897)
Income tax provision	4,089	4,493	—	8,582

Net income (loss) from continuing operations	(38,479)	3,844	(3,844)	(38,479)
Net income from discontinued operations	287	—	—	287

Net income (loss)	$(38,192)	$3,844	$(3,844)	$(38,192)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$7,020	$22,026	$—	$29,046

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(26,445)	(2,528)	—	(28,973)
Capital expenditures	(19,038)	(19,297)	—	(38,335)
Proceeds from asset sales and business divestitures	4,366	573	—	4,939
Share reimbursement agreement	(929)	—	—	(929)
Intercompany	—	(4,345)	4,345	—

Net cash used in continuing operations	(42,046)	(25,597)	4,345	(63,298)
Net cash used in discontinued operations	(1,707)	—	—	(1,707)

Net cash used in investing activities	(43,753)	(25,597)	4,345	(65,005)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	37,000	3,532	—	40,532
Principal repayments of debt and capital lease obligations	(7,862)	(3,999)	—	(11,861)
Proceeds from the exercise of options and warrants	86	—		86
Fees paid for financing transactions	(149)	—	—	(149)
Intercompany	4,345	—	(4,345)	—

Net cash provided by (used in) financing activities	33,420	(467)	(4,345)	28,608

Effect of exchange rate changes on cash and cash equivalents	—	161	—	161

Decrease in cash and cash equivalents	(3,313)	(3,877)	—	(7,190)
Cash and cash equivalents, beginning of period	3,680	5,206	—	8,886

Cash and cash equivalents, end of period	$367	$1,329	$—	$1,696

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(7,699)	$24,327	$—	$16,628

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(3,987)	(483)	—	(4,470)
Capital expenditures	(15,097)	(8,365)	—	(23,462)
Proceeds from asset sales and business divestitures	1,382	353	—	1,735
Deposits for business acquisitions and other	(58)	(735)	—	(793)
Intercompany	—	(15,318)	15,318	—

Net cash used in continuing operations	(17,760)	(24,548)	15,318	(26,990)
Net cash used in discontinued operations	(6,062)	—	—	(6,062)

Net cash used in investing activities	(23,822)	(24,548)	15,318	(33,052)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	6,500	408	—	6,908
Principal repayments of debt and capital lease obligations	(3,373)	(798)	—	(4,171)
Sale of common shares and warrants	7,125	—	—	7,125
Proceeds from the exercise of options and warrants	521	—		521
Intercompany	15,318	—	(15,318)	—

Net cash provided by (used in) financing activities	26,091	(390)	(15,318)	10,383

Effect of exchange rate changes on cash and cash equivalents	—	73	—	73

Decrease in cash and cash equivalents	(5,430)	(538)	—	(5,968)
Cash and cash equivalents, beginning of period	6,192	2,284	—	8,476

Cash and cash equivalents, end of period	$762	$1,746	$—	$2,508

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
Overview
     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). Due to a pending sale, our Arizona operations are presented as discontinued operations.
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
     In markets where we do not have our own landfills, we seek to secure disposal arrangements with municipalities or private owners of landfills or transfer stations. In these markets, our ability to maintain competitive prices for our collection services is generally dependent upon our ability to secure competitive disposal pricing. If owners of third party disposal sites discontinue our arrangements, we would have to seek alternative disposal sites, which could impact our profitability and cash flow. In addition, if third party disposal sites increase their tipping fees and we are unable to pass these increases on to our collection customers, our profitability and cash flow would be negatively impacted.
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
     Depreciation, depletion and amortization includes depreciation of fixed assets over their estimated useful lives using the straight-line method, depletion of landfill costs, including capping, closure and post-closure obligations using the units-of-consumption method and amortization of intangible assets including customer relationships and contracts and covenants not-to-compete, which are amortized over the expected life of the benefit to be received from such intangibles.
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
Recent Developments
     On July 20, 2006, we announced the execution of definitive agreements with Allied Waste Industries, Inc. (“Allied Waste”) whereby we will (i) purchase Allied Waste’s hauling, transfer station and recycling operations in Miami, Florida for $61.0 million with an additional contingent payment of $2.0 million due upon the successful renewal of a certain municipal recycling contract and (ii) sell our Arizona hauling, transfer station and landfill operations to Allied Waste for $53.0 million. Accordingly, we have presented the net assets and operations of Arizona as discontinued operations for all periods presented. Revenue from discontinued operations was $6.9 million and $7.2 million for the three months ended September 30, 2006 and 2005, respectively, and $21.5 million and $19.8 million for the nine months ended September 30, 2006 and 2005, respectively. Pre-tax net income (loss) from discontinued operations was $(0.5) million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $(1.1) million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in pre-tax net income (loss) from discontinued operations is primarily attributable to retention bonuses granted to employees at our Arizona operations during the third quarter of 2006.
     In June 2006, we completed the acquisition of Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 4,013,378 (pre-reverse split) shares of our common stock valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, which has recently been issued an expansion permit.
     In May 2006, we completed the acquisition of Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 1,155,116 (pre-reverse split) shares of our common stock valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 946,372 (pre-reverse split) shares of our common stock valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.
     The Liberty Waste and Sun Country Materials acquisitions will compliment our existing operations in the Tampa market. In addition, with the acquisition of Sun County Materials we will be able to internalize our existing construction and demolition waste volumes and those of Liberty Waste into the acquired landfill.
     In April 2006 we completed the acquisition of a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 1,269,841 (pre-reverse split) shares of our common stock valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 1,269,842 (pre-reverse split) shares of our common stock valued at approximately $3.7 million, of which 769,842 (pre-reverse split) shares were newly issued and 500,000 (pre-reverse split) shares were transferred from treasury. The acquisition of Taft Recycling will allow us greater access to third party waste volumes that can be disposed at our JED Landfill in Osceola County, Florida.
Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
     Certain of our operations are domiciled in Canada; as such, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Our consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30, 2006
	US		Canada		Total
Revenue	$53,103	100.0%	$51,829	100.0%	$104,932	100.0%
Operating expenses:
Cost of operations	35,832	67.5%	35,190	67.9%	71,022	67.7%
Selling, general and administrative expense	9,241	17.4%	5,665	10.9%	14,906	14.2%
Depreciation, depletion and amortization	6,491	12.2%	4,499	8.7%	10,990	10.5%
Foreign exchange gain and other	(62)	-0.1%	(30)	-0.1%	(92)	-0.1%

Income from operations	$1,601	3.0%	$6,505	12.6%	$8,106	7.7%

	Three Months Ended September 30, 2005
	US		Canada		Total
Revenue	$48,769	100.0%	$45,766	100.0%	$94,535	100.0%
Operating expenses:
Cost of operations	37,975	77.9%	30,006	65.6%	67,981	71.9%
Selling, general and administrative expense	7,220	14.8%	5,575	12.2%	12,795	13.5%
Settlement with sellers of Florida Recycling	(4,120)	-8.4%	—	0.0%	(4,120)	-4.4%
Depreciation, depletion and amortization	5,498	11.3%	5,299	11.6%	10,797	11.5%
Foreign exchange gain and other	35	0.0%	809	1.7%	844	0.9%

Income from operations	$2,161	4.4%	$4,077	8.9%	$6,238	6.6%

	Nine Months Ended September 30, 2006
	US		Canada		Total
Revenue	$156,316	100.0%	$138,763	100.0%	$295,079	100.0%
Operating expenses:
Cost of operations	108,223	69.2%	95,177	68.6%	203,400	68.9%
Selling, general and administrative expense	27,040	17.3%	17,467	12.6%	44,507	15.1%
Deferred acquisition costs	439	0.3%	5,173	3.7%	5,612	1.9%
Depreciation, depletion and amortization	18,142	11.7%	12,718	9.2%	30,860	10.5%
Foreign exchange loss and other	78	0.0%	1,996	1.4%	2,074	0.7%

Income from operations	$2,394	1.5%	$6,232	4.5%	$8,626	2.9%

	Nine Months Ended September 30, 2005
	US		Canada		Total
Revenue	$143,250	100.0%	$123,044	100.0%	$266,294	100.0%
Operating expenses:
Cost of operations	110,275	77.0%	82,520	67.1%	192,795	72.4%
Selling, general and administrative expense	23,257	16.2%	17,126	13.9%	40,383	15.2%
Settlement with sellers of Florida Recycling	(4,120)	-2.9%	—	0.0%	(4,120)	-1.5%
Depreciation, depletion and amortization	15,608	11.0%	14,246	11.6%	29,854	11.2%
Foreign exchange loss and other	34	0.0%	625	0.5%	659	0.2%

Income (loss) from operations	$(1,804)	-1.3%	$8,527	6.9%	$6,723	2.5%

     Revenue
          A summary of our revenue is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Collection	$84,317	72.3%	$77,832	75.1%	$241,165	73.8%	$221,887	76.5%
Landfill disposal	15,224	13.1%	12,906	12.4%	41,801	12.8%	30,972	10.7%
Transfer station	13,477	11.5%	9,702	9.4%	34,490	10.6%	27,484	9.5%
Material recovery facilities	3,110	2.7%	2,563	2.5%	8,206	2.5%	8,200	2.8%
Other specialized services	472	0.4%	668	0.6%	915	0.3%	1,686	0.5%

	116,600	100.0%	103,671	100.0%	326,577	100.0%	290,229	100.0%
Intercompany elimination	(11,668)		(9,136)		(31,498)		(23,935)

	$104,932		$94,535		$295,079		$266,294

			All Other	Total
Three Months Ended September 30,	Florida	Canada	Operations	Revenue
2006	$51,910	$51,829	$1,193	$104,932
2005	47,865	45,766	904	94,535

			All Other	Total
Nine Months Ended September 30,	Florida	Canada	Operations	Revenue
2006	$152,940	$138,763	$3,376	$295,079
2005	141,425	123,044	1,825	266,294
     Revenue was $104.9 million and $94.5 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $10.4 million or 11.0%. The increase in revenue for our Florida operations for the three months ended September 30, 2006 of $4.0 million or 8.5% was driven by price increases of $3.0 million, of which $0.9 million related to fuel surcharges, increased volume at our landfill sites of $2.5 million and acquisitions net of dispositions of $0.7 million. Offsetting these increases were net decreases of $2.2 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.
     The increase in revenue for our Canadian operations for the three months ended September 30, 2006 of $6.1 million or 13.2% was due to price increases of $2.5 million, of which $0.5 million related to fuel surcharges, other organic volume growth of $1.5 million, acquisitions of $0.5 million and the favorable effects of foreign exchange movements of $3.5 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $1.4 million and decreases primarily related to the expiration of certain contracts of $0.5 million.
     The increase in revenue for our other operating segments for the three months ended September 30 2006 of $0.3 million or 32.0% was due to increased volume at our landfill sites of $0.2 million and other organic volume growth of $0.1 million.
     Revenue was $295.1 million and $266.3 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $28.8 million or 10.8%. The increase in revenue for our Florida operations for the nine months ended September 30, 2006 of $11.5 million or 8.1% was driven by price increases of $9.8 million, of which $3.5 million related to fuel surcharges, increased volume at our landfill sites of $8.9 million, other organic volume growth of $1.3 million, acquisitions net of dispositions of $0.2 million and other increases of $1.2 million. Offsetting these increases were net decreases of $9.9 million, primarily related the expiration or assignment of certain lower margin residential collection contracts and dispositions net of acquisitions of previously acquired operations.
     The increase in revenue for our Canadian operations for the nine months ended September 30, 2006 of $15.7 million or 12.8% was due to price increases of $8.3 million, of which $1.8 million related to fuel surcharges, other organic volume growth of $3.4 million, acquisitions of $1.1 million and the favorable effects of foreign exchange movements of $10.4 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $4.1 million and decreases primarily related to the expiration of certain contracts of $3.4 million.
          The increase in revenue for our other operating segments for the nine months ended September 30 2006 of $1.6 million or 85.0%, was due to increased volume at our landfill sites of $0.8 million and other organic volume growth of $0.8 million.
     Cost of Operations
          Cost of operations was $71.0 million and $68.0 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $3.0 million or 4.5%. As a percentage of revenue, cost of operations was 67.7% and 71.9% for three months ended September 30, 2006 and 2005, respectively.
          The decrease in cost of operations for our U.S. operations for the three months ended September 30, 2006 of $2.2 million or 5.6% was driven by lower costs for third party disposal due to increased internalization, of $1.8 million and lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $1.1 million, offset by other increases of $0.2 million. Acquisitions in our Florida operations net of dispositions, increased cost of operations by $0.5 million. As a percentage of revenue, cost of operations for our domestic operations was 67.5% and 77.9% for the three months ended September 30, 2006 and 2005, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites, increased internalization and the expiration of certain lower margin residential collection contracts in Florida. Separately, during the three months ended September 30, 2006 and 2005, we reduced our domestic self insurance reserve by $0.9 million and $0.5 million, respectively, which relates to favorable development, primarily in the current year’s insurance layer.
          The increase in cost of operations for our Canadian operations for the three months ended September 30, 2006 of $5.2 million or 17.3% was due to increased labor costs of $1.3 million, increased disposal volumes, rates and sub-contractor costs of $1.2 million, increased fuel costs of $0.3 million and the unfavorable effects of foreign exchange movements of $2.4 million. Cost of operations as a percentage of revenue increased to 67.9% from 65.6% for the three months ended September 30, 2006 and 2005, respectively. The decrease in margin is primarily due to lower overall landfill volumes.
          Cost of operations was $203.4 million and $192.8 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $10.6 million or 5.5%. As a percentage of revenue, cost of operations was 68.9% and 72.4% for the nine months ended September 30, 2006 and 2005, respectively.
          The decrease in cost of operations for our U.S. operations for the nine months ended September 30, 2006 of $2.1 million or 1.9% was driven by lower costs for third party disposal due to increased internalization, of $3.6 million and lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $1.5 million. Dispositions in our Florida operations, net of acquisitions completed in the second quarter of 2006, decreased cost of operations by $1.0 million. Offsetting these cost decreases were higher insurance costs of $2.0 million, fleet and facility repair and maintenance increases of $1.0 million, increased fuel costs of $0.8 million and higher landfill operating costs related to increased host and royalty fees from increased disposal volumes of $0.2 million. As a percentage of revenue, cost of operations for our domestic operations was 69.2% and 77.0% for the nine months ended September 30, 2006 and 2005, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites, increased internalization and the expiration of certain lower margin residential collection contracts in Florida.
          The increase in cost of operations for our Canadian operations for the nine months ended September 30, 2006 of $12.7 million or 15.3% was due to increased disposal volumes, rates and sub-contractor costs of $2.7 million, increased labor costs of $1.9 million, increased fuel costs of $0.8 million, fleet and facility repair and maintenance increases of $0.5 million and the unfavorable effects of foreign exchange movements of $7.1 million, offset by other decreases of $0.3 million. Cost of operations as a percentage of revenue increased to 68.6% from 67.1% for the nine months ended September 30, 2006 and 2005, respectively. The decline in margin is primarily due to lower overall landfill volumes.
     Selling, General and Administrative Expense
          Selling, general and administrative expense was $14.9 million and $12.8 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $2.1 million or 16.5%. As a percentage of revenue, selling, general and administrative expense was 14.2% and 13.5% for the three months ended September 30, 2006 and 2005, respectively. The overall increase in selling, general and administrative expense is due to increased legal fees of $1.7 million, primarily related to litigation with Waste Management, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report, increased stock-based compensation expense, inclusive of employees and consultants, of $1.4 million and the unfavorable effects of foreign exchange movements of $0.4 million. Offsetting these increases were decreases in accounting and other professional fees of $0.8 million, decreased insurance costs of $0.4 million and other net decreases of $0.2 million. As of January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective transition method.
     Selling, general and administrative expense was $44.5 million and $40.4 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $4.1 million or 10.2%. As a percentage of revenue, selling, general and administrative expense was 15.1% and 15.2% for the nine months ended September 30, 2006 and 2005, respectively. The overall increase in selling, general and administrative expense is due to increased legal fees of $3.0 million, primarily related to litigation with Waste Management, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report, increased stock-based compensation expense, inclusive of employees and consultants of $1.8 million, relocation and transition costs of $0.7 million relative to our U.S. corporate office move from Scottsdale, Arizona to Boca Raton, Florida, the unfavorable effects of foreign exchange movements of $1.3 million and other net increases of $0.9 million, primarily related to increased wages. Offsetting these increases were decreases in accounting and other professional fees of $2.3 million, primarily related to the re-audit of the Florida Recycling financial statements in 2005 and decreased insurance costs of $1.3 million.
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
Settlement with sellers of Florida Recycling
     In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”). Shortly after the acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. During the first half of 2005 these financial statements were re-audited by our independent auditors. During September of 2004 we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for Florida Recycling whereby in October of 2004 the selling shareholders paid us $7.5 million in cash and returned 500,000 shares of our common stock. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. The gain recognized on the settlement in the third quarter of 2005 approximated $4.1 million.
Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $11.0 million and $10.8 million for the three months ended September 30, 2006 and 2005, respectively, an increase of $0.2 million or 1.8%. As a percentage of revenue, depreciation, depletion and amortization was 10.5% and 11.5% for the three months ended September 30, 2006 and 2005, respectively. After considering the unfavorable effects of foreign exchange rate movements of $0.3 million, the overall decrease in depreciation, depletion and amortization is primarily attributable to lower volumes at our Canadian landfills coupled with a decrease in overall weighted average depletion rates, offset by increased disposal volumes at our domestic landfills. Landfill depletion rates for our U.S. landfills ranged from $4.00 to $7.68 per ton and $3.84 to $8.10 per ton during the three months ended September 30, 2006 and 2005, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.70 to C$11.82 per tonne and C$2.57 to C$17.80 per tonne during the three months ended September 30, 2006 and 2005, respectively.
     Depreciation, depletion and amortization was $30.9 million and $29.9 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $1.0 million or 3.4%. As a percentage of revenue, depreciation, depletion and amortization was 10.5% and 11.2% for the nine months ended September 30, 2006 and 2005, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased disposal volumes at our domestic landfills, offset by lower volumes at our Canadian landfills coupled with a decrease in the overall weighted average depletion rates. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $0.9 million. Landfill depletion rates for our U.S.

landfills ranged from $4.00 to $7.68 per ton and from $3.84 to $8.10 per ton during the nine months ended September 30, 2006 and 2005, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.70 to C$11.82 per tonne and C$2.57 to C$17.80 per tonne during the nine months ended September 30, 2006 and 2005, respectively.
Foreign Exchange Loss (Gain) and Other
     Foreign exchange loss and other was $(0.1) million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively. The foreign exchange loss relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. The increase in loss is primarily due to an increase in a U.S. monetary note receivable due from our U.S. parent to our Canadian subsidiary. Other items primarily relate to gains on sales of equipment.
     Foreign exchange loss (gain) and other was $2.1 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. The foreign exchange loss (gain) relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other items primarily relate to gains on sales of equipment. The increase in loss is primarily due to an increase in a U.S. monetary note receivable due from our U.S. parent to our Canadian subsidiary. Other items primarily relate to gains on sales of equipment.
Interest Expense
     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Preferred Stock dividends and amortization of issue costs	$4,256	$5,392	$14,793	$15,348
Credit facility and Subordinated Note interest	7,217	6,565	20,337	19,083
Amortization of debt issue costs	396	351	1,172	1,057
Other interest expense	306	358	1,290	1,132

	$12,175	$12,666	$37,592	$36,620

     Interest expense was $12.2 million and $12.7 million for the three months ended September 30, 2006 and 2005, respectively, a decrease of $0.5 million or 3.9%. Cash interest expense increased $0.6 million for the three months ended September 30, 2006 due to higher prevailing short-term interest rates and higher balances outstanding under our Credit Facilities, offset by the elimination of penalty interest payable on our Subordinated Notes and lower amended rates on our Credit Facilities. The decrease in Preferred Stock dividends and amortization of issue costs was due to issue costs becoming fully amortized during the second quarter of 2006, offset by higher principal amounts outstanding. The weighted average interest rate on Credit Facility borrowings was 8.8% and 8.2% for the three months ended September 30, 2006 and 2005, respectively.
     Interest expense was $37.6 million and $36.6 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $1.0 million or 2.7%. Cash interest expense increased $1.4 million for the nine months ended September 30, 2006 due to higher prevailing short-term interest rates, higher balances outstanding under our Credit Facilities and commitment fees paid on the new term loan tranche available under our Credit Facilities, offset by the elimination of penalty interest payable on our Subordinated Notes and lower amended rates on our Credit Facilities. The decrease in Preferred Stock dividends and amortization of issue costs was due to issue costs becoming fully amortized during the second quarter of 2006, offset by higher principal amounts outstanding. The weighted average interest rate on Credit Facility borrowings was 8.4% and 7.7% for the nine months ended September 30, 2006 and 2005, respectively.
Income Tax Provision
     The provision for income taxes was $4.0 million and $3.3 million for the three months ended September 30, 2006 and 2005, respectively and $8.4 million and $8.6 million for the nine months ended September 30, 2006 and 2005, respectively. We recognize a provision for income taxes despite our pre-tax loss due to the tax effect of the non-deductible dividends on our cumulative mandatorily redeemable preferred stock and provisions for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.

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
Senior Secured Credit Facilities
     On April 30, 2004, we entered into new Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of September 30, 2006, there was $8.0 million outstanding on the revolving credit facility and an additional $22.3 million of capacity used to support outstanding letters of credit. As of November 1, 2006, there was $15.0 million outstanding on the revolving credit facility and an additional $22.3 million of capacity used to support outstanding letters of credit.
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
     On June 20, 2006, we amended our Credit Facilities to provide us with more flexible terms, including the ability to increase our Canadian revolving facility from $15.0 million to $25.0 million in the future, and to allow for the potential redemption of our mandatorily redeemable preferred stock.
     The following table sets forth our financial covenant levels for the current and each of the next four quarters:

Maximum Consolidated
	Maximum Consolidated	Senior Secured	Minimum Consolidated
Fiscal Quarter	Leverage Ratio	Leverage Ratio	Interest Coverage Ratio

FQ3 2006	5.00:1.00	2.25:1.00	2.00:1.00
FQ4 2006	4.75:1.00	2.25:1.00	2.25:1.00
FQ1 2007	4.75:1.00	2.25:1.00	2.25:1.00
FQ2 2007	4.50:1.00	2.25:1.00	2.25:1.00
FQ3 2007	4.25:1.00	2.25:1.00	2.25:1.00
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
Equity Placement
     During the first nine months of 2006, we issued 8,654,549 (pre-reverse split) shares of our common stock in connection with the Taft Recycling, Liberty Waste and Sun Country Materials acquisitions.
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
     The Preferred Stock entitles the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears, and to a liquidation preference of $1,000 per share, adjusted for any stock dividend, stock split, reclassification, recapitalization, consolidation or similar event affecting the Preferred Stock, plus the amount of any accrued but unpaid dividends on such shares as of any date of determination. The liquidation preference approximated $99.4 million as of September 30, 2006.
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

Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2006, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $72.9 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2006 and included in the $72.9 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.
Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2006 and 2005.
Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $26.1 million and $14.4 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins in both of our major segments, offset by investments in working capital.
Cash Flows from Investing Activities
     Cash used in investing activities of our continuing operations was $63.3 million and $27.0 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily due to increased capital expenditures and business acquisitions. Company-wide capital expenditures were $40.5 million and $27.4 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in capital expenditures was primarily driven by landfill development costs. We expect our capital expenditures to range from $57.0 million to $60.0 million for all of 2006. Cash used in business acquisitions of $29.0 million for the first nine months of 2006 primarily relates to the acquisitions of Taft Recycling, Liberty Waste and Sun Country Materials.
Cash Flows from Financing Activities
     Cash provided by financing activities of our continuing operations was $28.6 million and $10.4 million for the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, cash flows from financing activities relate to the additional $23.0 million draw on our term loan facility and $8.0 million net draw on our revolving credit facility in 2006. For 2005, cash flows from financing activities primarily relate to the equity private placement that occurred during the first quarter of 2005.
Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has now expired. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we provided for the draw as of December 31, 2005. Waste Management has commenced arbitration proceedings in Quebec, Canada seeking to require the top-up of the letter of credit by the C$0.3 million drawn by them in January, 2006. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2005, as filed on Form 10-K.
Landfill Sites
     The following table summarizes the changes in our operating landfill capacity at our continuing operations for the nine months ended September 30, 2006 (in thousands of cubic yards):

	September 30, 2006
	Balance,
	Beginning of		Airspace	Balance, End of
	Period	Landfills Acquired	Consumed	Period
United States
Permitted Capacity	70,840	17,024	(1,939)	85,925
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	89,140	17,024	(1,939)	104,225

Number of landfill sites	3	1	—	4

Canada
Permitted Capacity	11,878	—	(313)	11,565
Probable expansion capacity	—	—	—	—

Total available airspace	11,878	—	(313)	11,565

Number of landfill sites	3	—	—	3

Total
Permitted Capacity	82,718	17,024	(2,252)	97,490
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	101,018	17,024	(2,252)	115,790

Number of landfill sites	6	1	—	7
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material effect on our financial position, results of operations or disclosures.
     In September 2006 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No 108 (SAB 108) “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses the best practice approaches for quantifying misstatements in financial statements. SAB 108 is effective for any report for an interim period of the first fiscal period ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material effect on our financial position, results of operations or disclosures.

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
     Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the nine months ended September 30, 2006, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.3 million.
     As of September 30, 2006, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.3 million for the nine months ended September 30, 2006.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. The conclusions of the Chief Executive Officer and Principal Financial Officer from this evaluation were communicated to the Audit Committee.
Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 13, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities

     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 10.1 —	Eighth Amendment to Amended and Restated Credit Agreement dated as of October 16, 2006

Exhibit 31.1 —	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2 —	Section 302 Certification of Brian A. Goebel, Principal Financial Officer

Exhibit 32.1 —	Section 1350 Certification of the Chief Executive Officer and Principal Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Waste Services, Inc.
Date: November 9, 2006
	By:	/s/ DAVID SUTHERLAND-YOEST

David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer and Director

	By:	/s/ BRIAN A. GOEBEL

Brian A. Goebel
Vice President, Controller, Chief Accounting Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1	Eighth Amendment to Amended and Restated Credit Agreement dated as of October 16, 2006

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Brian A. Goebel, Principal Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Principal Financial Officer