Form 10-K
period 2006-12-31
WASTE SERVICES, INC.
filed 2007-03-06
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25955

Waste Services, Inc.
(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
(Exact name of registrant as defined in its charter)

Delaware	01-0780204
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1122 International Blvd.	L7L 6Z8
Suite 601, Burlington, Ontario	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(905) 319-1237

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $209.1 million based upon the closing price of the Registrant’s Common Shares as quoted on the Nasdaq National Market as of that date.

The number of Common Shares of the Registrant outstanding as of February 27, 2007 was 45,972,082 (assuming exchange of 6,307,862 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,102,620 of the registrant’s common stock.)

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

Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	our substantial indebtedness and the significant restrictive covenants in our various credit facilities and our ability to finance acquisitions with cash on hand, debt or equity offerings;

•	our business is capital intensive and may consume cash in excess of cash flow from operations and borrowings;

•	our ability to vertically integrate our operations;

•	our ability to maintain and perform our financial assurance obligations;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements at favorable rates;

•	our ability to enhance profitability of certain aspects of our operations in markets where we are not internalized through either divestiture or asset swaps;

•	costs and risks associated with litigation;

•	changes in general business and economic conditions, exchange rates and the financial markets and accounting standards or pronouncements; and

•	construction, equipment delivery or permitting delays for our transfer stations or landfills.

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

Overview

Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) is a multi-regional, integrated solid waste management company. We provide collection, transfer, disposal and recycling services for non-hazardous solid waste in the United States and Canada. As of December 31, 2006, we served an estimated 76,000 commercial and industrial customers and served an estimated 7,700,000 residential addresses. We currently own or operate 9 landfills, 20 transfer stations, 13 recycling facilities, and 36 collection operations.

We are organized geographically by region within the U.S. and Canada. Our Canadian operations are organized in two regions: Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia); the U.S. is organized in three regions: Florida, Texas and Arizona. Accordingly, we have five operating segments, three in the United States and two in Canada. Due to a pending sale, our Arizona operations are presented as discontinued operations. We do not have significant (in volume or dollars) inter-segment operation-related transactions. For more information regarding our segments refer to Note 18 accompanying our Consolidated Financial Statements.

Our predecessor company, Capital Environmental Resource Inc. (“Capital Environmental”), was incorporated in Ontario, Canada in May 1997. Initially, Capital Environmental incorporated us as one of its subsidiaries in Delaware in 2003 under the name Omni Waste, Inc. In 2003, we changed our name to Waste Services, Inc. Under a plan of arrangement designed to domicile the corporate parent of our operations in the United States, we became the successor to Capital Environmental. This migration transaction was completed July 31, 2004 and was accomplished primarily by the exchange of shares of Capital Environmental into shares of Waste Services, Inc. As a result of the migration transaction, Capital Environmental became our subsidiary and we became the parent company. Capital Environmental also changed its name to Waste Services (CA) Inc. (“Waste Services (CA)”)

Our corporate offices are located at 1122 International Blvd., Suite 601, Burlington, Ontario, Canada L7L 6Z8. Our telephone number is (905) 319-1237.

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

Our Business Strategy

Our goal is to be a highly profitable, multi-regional non-hazardous solid waste services company in North America with leading market positions in each of the markets we serve. In order to achieve this goal, we intend to:

Maximize Density and Vertical Integration of Operations.  We believe that achieving a high degree of density and vertical integration of operations leads to higher profitability and returns on invested capital. In each of our local markets, we seek to maximize the density of our collection routes. This allows us to leverage our facilities and vehicle fleet by increasing the number of customers served and revenue generated by each route. In addition, we seek to vertically integrate our operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of waste volume. By securing and controlling the waste stream from collection through disposal, we are able to achieve cost savings for our collection operations, while at the same time providing our landfills with more stable and predictable waste volume and enhancing margins through the internalization of collecting and gathering efforts. In our efforts to maximize vertical integration, we periodically evaluate markets where we are not internalized for possible collection or transfer station acquisitions or asset swap transactions to enhance density or internalization in existing markets where we are vertically integrated.

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

Maintain a Decentralized Operating Management Structure with Centralized Controls and Information Systems.  The solid waste industry is a local and regional business by nature. We believe that asset investment, customer relationships, pricing and operational productivity are most effectively managed on a local and regional basis. We have structured our operating management team on a geographically decentralized basis, because we believe that talented, experienced and focused local management are in the best position to make effective, profitable decisions regarding local operations, including customer acquisition and retention, and to provide strong customer service. Our senior management team provides significant oversight and guidance for our local management, developing operating goals and standards tailored to each market. Our senior management does not impose corporate directives regarding certain local operating decisions.

While our operating management structure is decentralized, all of our operations adhere to uniform corporate policies and financial controls and use integrated information systems. Our information systems provide both corporate and local management with comprehensive, consistent and timely operating and financial data, enabling them to maintain detailed, ongoing visibility of the performance and trends in each of our local market operations.

Execute a Disciplined, Disposal-Based Growth Strategy.  Our growth strategy consists of both making “tuck-in” acquisitions within an existing market, which typically consist of collection operations or transfer stations, and making new geographic market entries by acquiring disposal capacity. In any acquisition, we focus on maximizing long-term cash flow and return on invested capital.

For tuck-in acquisitions, we only pursue opportunities that:

•	are complementary to our existing infrastructure, allowing us to increase the density of our collection routes or enhance asset utilization; or

•	increase the waste volume that can be internalized into our landfills.

For new market entries, we will only pursue opportunities where we can:

•	benefit from (i) above-average underlying economic or population growth, or (ii) a changing competitive or regulatory environment that could lead to above-average growth for non-hazardous solid waste services;

•	over time establish a leading market position; and

•	secure a disposal facility and subsequently become vertically integrated through tuck-in acquisitions (with ultimately the ability to secure significant internalized waste volumes).

Operations

We provide our services on a geographic basis in three regions in the United States: Florida, Arizona and Texas; and in two regions in Canada: Eastern (Ontario) and Western (Alberta, British Columbia and Saskatchewan). For a discussion on the seasonality of our business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

A summary of the collection, recycling, transfer station, landfill disposal and other services that we provide as of December 31, 2006 is as follows:

				Total	East	West	Total
	Florida	Arizona	Texas	U.S.	Canada	Canada	Canada	Total

Collection operations and other specialized services	11	1	1	13	14	9	23	36
Transfer stations	6	2	1	9	9	2	11	20
Recycling facilities	7	—	—	7	5	1	6	13
Landfills	4	1	1	6	1	2	3	9

Collection Services

We provide collection services to an estimated 76,000 commercial and industrial customers and serve an estimated 7,700,000 residential addresses, as of December 31, 2006. We have a front-line collection fleet size of approximately 1,100 vehicles with an average fleet age of approximately 6 to 7 years.

Commercial and Industrial Collection.  We perform commercial and industrial collection services principally under one to five year service agreements, which typically contain provisions for automatic renewal and which prohibit the customer from terminating the agreement prior to its expiration date without incurring a penalty. Roll-off containers are also provided to our customers for temporary services, such as for construction projects, under short-term purchase orders. Stationary compactors are rented to customers, allowing them to compact their waste at their premises prior to its collection. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and ten to forty cubic yard roll-off containers to industrial customers.

Charges for our commercial and industrial services are determined by a variety of factors, including collection frequency, level of service, route density, the type, volume and weight of the waste collected, type of equipment and containers furnished, the distance to the disposal or processing facility, the cost of disposal or processing, and prices charged by competitors for similar services. Our contracts with commercial and industrial customers typically allow us to pass on increased costs resulting from variable items such as disposal and fuel costs and surcharges. Our ability to pass on price increases is, however, sometimes limited by the terms of our contracts.

Residential Collection.  Our residential waste collection services are provided under a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes and mobile home parks, and homeowners associations. In certain markets, we also provide residential subscription services to individual homeowners.

Our contracts with municipalities are typically for a fixed term of from three to ten years. Charges for residential services to municipalities are determined based upon the number of homes serviced as well as the frequency of service. These contracts often contain a formula, generally based on a predetermined published price index, for adjustments to charges to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities also contain renewal provisions or capital commitments.

Charges for residential non-hazardous solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or transfer facility, the cost of disposal or transfer and prices we charge in the market for similar services.

Transfer Station Services

Our transfer stations allow us to internalize our collection volume into the landfills we own. They also receive non-hazardous solid waste from third parties. Waste received at our transfer station is compacted and transferred, generally by third-party subcontractors, for disposal to our own or third-party landfills. We charge third-parties fees to dispose of their waste at our transfer stations. Transfer station fees are generally based on the cost of processing, transportation and disposal. We also may enter into long-term put or pay disposal arrangements whereby third-party customers can secure disposal capacity with us at pre-arranged fixed rates or pay a penalty equal to the number of tons below the required tonnage multiplied by that disposal rate.

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

Commercial and Residential Recycling Services

We offer collection and processing services to our municipal, commercial and industrial customers for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles, fiberboard, and ferrous and aluminum metals. In some markets, we operate material recovery facilities that are used to sort, bale and ship recyclable materials to market. We also deliver recyclable materials that we collect to third parties for processing and resale. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our commercial customers. We may also manage our exposure to commodity price fluctuations through the use of commodity brokers, which arrange for the sale of recyclable material collected in our operations to third party purchasers. We believe that recycling will continue to be an important component of municipal non-hazardous solid waste management plans due to the public’s environmental awareness and regulations that mandate or encourage recycling.

Landfill Disposal Services

We charge our landfill customers a tipping fee on a per ton or per cubic yard basis for disposing of their non-hazardous solid waste at our landfills. We generally base our landfill tipping fees on market factors and the type and weight or volume of the waste deposited. We may enter into long-term put or pay disposal arrangements whereby third-party customers can secure disposal capacity at our landfills at pre-arranged fixed rates or pay a penalty equal to the number of tons below the required tonnage multiplied by that disposal rate.

We dispose of the non-hazardous solid waste we collect in one of four ways: (i) at our own landfills; (ii) through our own transfer stations; (iii) at municipally-owned landfills; or (iv) at third-party landfills or transfer stations. In markets where we do not have our own landfills, we seek to secure favorable long-term disposal arrangements with municipalities or private owners of landfills or transfer stations. In some markets, we may enter into put or pay disposal arrangements with third party operators of disposal facilities. These types of arrangements allow us to fix our disposal costs, but also expose us to the risk that if our tonnage declines and we are unable to deliver the minimum tonnage, we will be required to pay the penalty.

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

We have a diverse customer base, with no single contract or customer representing more than 2.5% of consolidated revenue for the year ended December 31, 2006.

Competition

The non-hazardous solid waste services industry is highly competitive and fragmented. We compete with large, national non-hazardous solid waste services companies, as well as smaller regional non-hazardous solid waste services companies of varying sizes and resources. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than we have. We also compete with operators of alternative disposal facilities, and with municipalities that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees or tax revenue, as well as their ability to regulate flow of waste streams.

The U.S. non-hazardous solid waste industry currently includes three large national waste companies: Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Waste Management of Canada Corporation, and BFI Canada, Inc. are our significant competitors in Canada.

We compete for collection, transfer and disposal volume based primarily on the price and quality of service. From time to time, competitors may reduce the prices of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the prices of our services or, if we elect not to do so, to lose business. Occasionally, we have elected not to renew or rebid for certain contracts due to the relatively low operating margins associated with them.

Competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national non-hazardous solid waste services companies.

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

Employees

As of December 31, 2006, we employed approximately 2,160 full-time employees, including approximately 100 persons categorized as professionals or managers, approximately 1,800 employees involved in collection, transfer, disposal and recycling operations, and approximately 260 sales, clerical, data processing or other administrative employees. In Canada, non-salaried employees in 13 of our 23 collection operations are governed by collective agreements, three of which are to be renewed in 2007. We are not aware of any current organizing efforts among our non-unionized employees and believe that relations with our employees are good.

Executive Officers

The following table sets forth information regarding our executive officers as of February 27, 2007:

Name	Age	Position	Since

David Sutherland-Yoest	50	Chairman and Chief Executive Officer	September 6, 2001
Charles A. Wilcox	54	President and Chief Operating Officer	July 14, 2004
Ivan R. Cairns	61	Executive Vice President, General Counsel and Secretary	January 5, 2004
Brian A. Goebel	39	Vice President, Corporate Controller and Acting Chief Financial Officer	October 1, 2003
Bradford J. Helgeson	30	Vice President, Finance and Treasurer	June 1, 2004

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

Brian A. Goebel was appointed our Vice President, Chief Accounting Officer and Corporate Controller effective October 1, 2003 and named Acting Chief Financial Officer effective September 2006. From December 1999 until joining us, Mr. Goebel, a Certified Public Accountant, held the position of Assistant Controller, ANC Rental Corporation, which owned Alamo and National Car Rental. From January 1997 to December 1999, Mr. Goebel was a Director of Corporate Accounting for AutoNation, Inc. Prior to joining AutoNation, Inc., Mr. Goebel spent eight years in the Business Assurance practice of Coopers & Lybrand, LLP.

Bradford J. Helgeson was appointed our Vice President, Finance effective June 1, 2004, and was appointed Treasurer effective December 1, 2005. Prior to joining us, Mr. Helgeson was an Associate in Investment Banking at Lehman Brothers, where he focused on working with clients in the industrial sector, including the solid waste industry. Before joining Lehman Brothers in 2000, Mr. Helgeson had three years of investment banking experience at Donaldson, Lufkin & Jenrette.

Item 1A.	Risk Factors

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy

As of December 31, 2006, we had total outstanding debt and capital lease obligations of $410.4 million. Our debt is primarily comprised of a $60.0 million revolving credit facility due in April 2009 (which is part of our senior secured credit facilities), against which there were no amounts outstanding at December 31, 2006, and $22.1 million of which was used to support outstanding letters of credit; a $245.3 million term loan maturing in March 2011 and $160.0 million 9 1/2% senior subordinated notes due 2014. Our senior secured credit facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries, as well as by a pledge of 65% of the common shares of our first tier foreign subsidiaries, including Waste Services (CA). Our Canadian operations guarantee and pledge all of their assets only in support of the $15.0 million portion of the revolving credit facility available to them.

The amount of our indebtedness owed under the senior secured credit facilities and senior subordinated notes may have adverse consequences for us, including making us more vulnerable to unfavorable economic conditions and competitive pressures, limiting our ability to borrow additional funds, requiring us to dedicate or reserve a large portion of cash flow from operations to service debt, limiting our ability to plan for or react to changes in our business and industry and placing us at a disadvantage compared to competitors with less debt in relation to cash flow.

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

Any failure to maintain the required financial assurance or insurance to support existing or future service contracts may prevent us from meeting our contractual obligations, and we may be unable to bid on new contracts or retain existing contracts resulting in reduced operating revenue and earnings.

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

Our business strategy depends in part upon vertically integrating our operations. If we are unable to permit, expand or renew permits for our existing landfill sites or enter into agreements that provide us with access to landfill sites and acquire, lease or otherwise secure access to transfer stations, this may reduce our profitability and cash flow

Our ability to execute our business strategy depends in part on our ability to permit, expand or renew permits for our existing landfills, develop new landfill sites in proximity to our operations, enter into agreements that will give us long-term access to landfill sites in our markets and to acquire, lease or otherwise secure access to transfer stations that permit us to internalize our collection volume to our own landfill sites. Permits to expand landfills are often not approved until the remaining permitted disposal capacity of a landfill is very low. We may not be able to purchase additional landfill sites, renew the permits for or expand existing landfill sites, negotiate or renegotiate agreements to obtain a long-term advantage for landfill costs or permit or renew permits for transfer stations that allow us to internalize the waste we collect. If we were to exhaust our permitted capacity at our landfills, our ability to expand internally could be limited, and we could be required to cap and close our landfills and dispose of collected waste at more distant landfills or at landfills operated by our competitors or other third parties. In Alberta, Canada, regulations require landfills to be re-approved every 10 years, thereby providing the regulator an opportunity to add potentially more stringent or costly design or operating conditions to the permit or prevent the renewal of the permit. Our landfill located in Alberta, Canada was re-approved on January 31, 2007. Our inability to secure favorable arrangements (through ownership of landfills or otherwise) for the disposal of collected waste would increase our disposal costs and could result in the loss of business to competitors with more favorable disposal options thereby reducing our profitability and cash flow.

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

Although we operate landfills for non-hazardous commercial, industrial and municipal solid waste, it is possible that third parties may dispose of hazardous waste at our landfills or that we may unknowingly dispose of hazardous waste at our landfills. If this were to happen, we could become liable for remediation costs under applicable regulations and, although we would have a cause of action against any third party responsible for disposing of the hazardous waste, we may be unable to identify or recover against that person. The presence of hazardous waste at our landfills could also negatively affect future permitting processes with governmental authorities. If we become responsible for remediation costs for hazardous waste or if governmental authorities deny or restrict the scope of our future permits, our profitability and operations may be adversely impacted.

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

We depend on third parties for disposal of solid waste and if we cannot maintain disposal arrangements with them we could incur significant costs that would result in reduced operating margins and revenue.

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

None

Item 2.	Properties

Our principal executive offices are in leased premises in Burlington, Ontario and in Boca Raton, Florida. We also have leased administrative offices in Florida, Arizona, Alberta and Ontario. Our principal property and equipment consist of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our lenders under our revolving and term loan credit facilities.

The following table summarizes the real properties used in our operations as of December 31, 2006:

		Collection	Transfer	Recycling
	Administrative	Operations	Stations	Facilities	Landfills

Owned	—	15	6	6	9
Leased	4	21	14	7	—

Total	4	36	20	13	9

We use approximately 1,100 front-line waste collection vehicles in our operations. We believe that our vehicles, equipment and operating properties are adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, replacement of assets and in connection with future acquisitions.

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

We intend to vigorously defend this action both with respect to liability and damages, and no provisions have been made in these financial statements for the above matter.

As of the date of this report, we do not believe that the reasonably possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages or in excess of $75.0 million. On February 9, 2007, the Court granted summary judgment dismissing all of our claims. We intend to appeal this judgment.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 12, 2006, we held a special meeting of our shareholders to consider and approve the issuance of 9,894,738 shares of our common stock in a private placement to accredited investors and to affiliates of Kelso and Company, L.P. at a price of $9.50 per share in exchange for expected proceeds payable to the Company of up to $66.5 million and up to $27.5 million aggregate amount of our Series A Preferred Stock. The number of votes cast for, against or withheld including the number of abstentions and broker non-votes for the resolution to approve the issuance of common shares described above were as follows:

For	Against	Abstain

24,770,898	215,463	11,596

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 30, 2006, we effected a reverse one for three split of our common stock. As a result of the reverse split, each holder of three outstanding shares of common stock received one share of common stock. No fractional shares of common stock were issuable in connection with the reverse stock split. In lieu of such fractional shares, stockholders received a cash payment equal to the product obtained by multiplying the fraction of common stock by $9.15. Corresponding amendments have been made to the exchangeable shares of Waste Services (CA) Inc., so that each one exchangeable share will entitle the holder to one-third of one share of our common stock, without regard to any fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented, unless otherwise noted as being “pre-reverse split”.

Our common shares are traded on the Nasdaq National Market. The following table provides high and low common share price information for each quarter within our last two fiscal years:

	High	Low

Year ended December 31, 2006
First Quarter	$10.53	$8.70
Second Quarter	9.93	8.25
Third Quarter	10.05	8.61
Fourth Quarter	10.81	8.90
Year ended December 31, 2005
First Quarter	$11.46	$9.39
Second Quarter	12.99	9.96
Third Quarter	12.12	9.75
Fourth Quarter	11.28	9.81

Holders

As of February 23, 2007, there were 101 holders of record of our common shares (including holders of record of exchangeable shares of Waste Services (CA)).

Dividends

We have not paid cash dividends on our common shares to date. The terms of our Senior Secured Credit Facilities and Senior Subordinated Notes prohibit us from paying cash dividends without the consent of our lenders. See Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facilities and Senior Subordinated Notes”.

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

The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this annual report, especially Note 4 as it relates to our business combinations, significant asset acquisitions and dispositions, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The financial data as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years then ended have been derived from our audited Consolidated Financial Statements. The selected consolidated financial data as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years then ended have been prepared in accordance with accounting principles generally accepted in the United States.

	For Each of the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations and Cash Flow Data:
Revenue	$396,123	$356,056	$287,105	$124,985	$98,846
Income (loss) from operations	16,310	10,892	8,140	(4,888)	9,567
Net income (loss) from continuing operations	(47,068)	(50,424)	(47,761)	(22,740)	2,127
Net income (loss) from discontinued operations	(1,463)	134	(618)	(158)	—
Income (loss) before cumulative effect of change in accounting principle	(48,531)	(50,290)	(48,379)	(22,898)	2,127
Cumulative effect of change in accounting principle	—	—	225	518	—
Net income (loss)	(48,531)	(50,290)	(48,154)	(22,380)	2,127
Net loss attributable to common shareholders	(48,531)	(50,290)	(48,154)	(76,952)	(12,590)
Loss per share, basic and diluted — continuing operations	(1.33)	(1.53)	(1.62)	(5.97)	(1.17)
Loss per share, basic and diluted
— discontinued operations	(0.04)	—	(0.02)	(0.02)	—
Basic and diluted loss per share before cumulative effect of change in accounting principle	(1.37)	(1.53)	(1.64)	(5.99)	(1.17)
Cumulative effect of change in accounting principle	—	—	0.01	0.04	—
Loss per share — basic and diluted	(1.37)	(1.53)	(1.63)	(5.95)	(1.17)
Weighted average common shares outstanding — basic and diluted	35,354	32,880	29,410	12,927	10,804
Cash flows provided by operating activities of continuing operations	35,470	21,822	26,741	10,024	13,654
Capital expenditures used in continuing operations	47,285	28,893	37,823	22,106	12,157

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$8,532	$8,886	$8,476	$21,048	$1,775
Property, equipment and landfill sites, net	382,656	275,983	277,767	178,148	58,994
Goodwill and other intangible assets, net	350,035	307,869	305,994	160,296	66,596
Total assets	865,063	728,389	720,583	470,998	149,022
Total debt and capital lease obligations (exclusive of cumulative mandatorily redeemable Preferred Stock)	410,353	286,669	278,363	177,449	53,645
Cumulative mandatorily redeemable Preferred Stock	—	84,971	64,971	48,205	—
Total shareholders’ equity	339,357	264,491	298,776	201,117	77,817

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on, and should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto contained elsewhere in this annual report.

Overview

We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida, Texas and Arizona and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). Due to a pending sale, we have presented our Arizona operations as discontinued.

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

Acquisitions and Recent Developments

We have executed definitive agreements with Allied Waste Industries, Inc. (“Allied Waste”) whereby we will (i) purchase Allied Waste’s hauling, transfer station and recycling operations in Miami, Florida for $63.0 million in cash, and (ii) sell our Arizona hauling, transfer station and landfill operations to Allied Waste for $53.0 million in cash. We anticipate closing on this transaction during the first quarter of 2007. Accordingly, we have presented the net assets and operations of our Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $28.0 million, $26.4 million and $23.7 million and for the years ended December 31, 2006, 2005 and 2004, respectively. Pre-tax net income (loss) from discontinued operations was $(1.5) million, $0.1 million and $(0.6) million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in pre-tax net income (loss) from discontinued operations for 2006 compared to 2005 is in part attributable to retention bonuses granted to employees at our Arizona operations during 2006. Previously, our Arizona operations were reported as part of our “Other Operations” segment.

In January 2007, we entered into definitive agreements to indirectly acquire a roll-off collection and transfer operation, a transfer station development project and a landfill development project, all in south-west Florida, for an aggregate purchase price of $51.2 million in cash. Of the total $51.2 million purchase price, $10.0 million is contingent upon the receipt of certain operating permits and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site or July 29, 2008. The existing transfer station is permitted to accept construction and demolition waste volume. We expect to complete these acquisitions in the second quarter of 2007.

In December 2006, we acquired (i) a construction and demolition waste landfill in Charlotte County, Florida (the “SLD Landfill”), and (ii) Pro Disposal, Inc. (“Pro Disposal”), which operates a roll-off collection and transfer business. The aggregate purchase price for the SLD Landfill and Pro Disposal was $75.0 million in cash. The SLD Landfill, which has a permitted capacity of 15.8 million cubic yards, commenced operations in December 2006. Pro Disposal has collection operations in Lee County, Florida and Collier County, Florida with two transfer stations, one located in Fort Myers and the other in Naples. The transfer stations are both permitted to accept construction and demolition waste volumes. We expect to internalize our Pro Disposal waste volumes into the SLD Landfill.

In December 2006, we issued 7,000,001 shares of our common stock to Westbury (Bermuda) Limited (“Westbury”) and Prides Capital, LLC (“Prides”) for a purchase price of $66.5 million. We also issued 2,894,737 shares of our common stock to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”) in exchange for shares of our previously outstanding redeemable Preferred Stock (“Preferred Stock”) in an amount equal to $27.5 million, all of which were owned by Kelso. On December 15, 2006, we used all of the net proceeds received in the private placement from Westbury and Prides, as well as debt and our available cash, to redeem the remaining outstanding shares of our Series A Preferred Stock from Kelso.

In June 2006, we acquired Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 4,013,378 (pre-reverse split) shares of our common stock valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, which has recently been issued an expansion permit.

In May 2006, we acquired Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 1,155,116 (pre-reverse split) shares of our common stock valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 946,372 (pre-reverse split) shares of our common stock valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.

The Liberty Waste and Sun Country Materials acquisitions will compliment our existing operations in the Tampa market. In addition with the acquisition of Sun County, we will be able to internalize our existing construction and demolition waste volumes and those of Liberty Waste into the acquired landfill.

In April 2006, we acquired a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 1,269,841 (pre-reverse split) shares of our common stock valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 1,269,842 (pre-reverse split) shares of our common stock valued at approximately $3.7 million, of which 769,842 (pre-reverse split) shares were newly issued and 500,000 (pre-reverse split) shares were transferred from treasury. The acquisition of Taft Recycling will allow us greater access to third party waste volumes that can be disposed of at our JED Landfill in Osceola County, Florida.

Critical Accounting Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, landfill airspace, intangible and long-lived assets, closure and post-

closure liabilities, revenue recognition, income taxes and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas, information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada, Florida, Texas and Arizona. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 37% and 40%; (iii) future estimated rate of capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimate to range between 9.0% and 10.0%; and (v) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs are charged to earnings. Fees paid to lenders for amendments are deferred and expensed over the remaining life of the facility; ancillary professional fees relating to an amendment are expensed as incurred.

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

Once expansion airspace meets the criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. Changes in engineering estimates are primarily driven by landfill design, compaction and density. These changes primarily affect our depletion rates per ton or tonne, as applicable.

The following table reflects landfill capacity activity for permitted landfills owned by us for each of the three years ended December 31, 2006, 2005 and 2004 (in thousands of cubic yards):

	December 31, 2006
	Balance,				Changes in		Balance,
	Beginning	Landfills	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Divested	Estimates	Consumed	of Year

United States
Permitted capacity	70,840	32,635	—	—	(359)	(2,154)	100,962
Probable expansion capacity	18,300	—	—	—	—	—	18,300

Total available airspace	89,140	32,635	—	—	(359)	(2,154)	119,262

Number of sites	3	2	—	—	—	—	5
Canada
Permitted capacity	11,878	—	—	—	73	(307)	11,644
Probable expansion capacity	—	—	4,970	—	—	—	4,970

Total available airspace	11,878	—	4,970	—	73	(307)	16,614

Number of sites	3	—	—	—	—	—	3
Total
Permitted capacity	82,718	32,635	—	—	(286)	(2,461)	112,606
Probable expansion capacity	18,300	—	4,970	—	—	—	23,270

Total available airspace	101,018	32,635	4,970	—	(286)	(2,461)	135,876

Number of sites	6	2	—	—	—	—	8

	December 31, 2005
	Balance,				Changes in		Balance,
	Beginning	Landfills	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Divested	Estimates	Consumed	of Year

United States
Permitted capacity	73,038	—	—	—	(414)	(1,784)	70,840
Probable expansion capacity	18,300	—	—	—	—	—	18,300

Total available airspace	91,338	—	—	—	(414)	(1,784)	89,140

Number of sites	3		—				3
Canada
Permitted capacity	11,642	—	—	—	1,115	(879)	11,878
Probable expansion capacity	—	—	—	—	—	—	—

Total available airspace	11,642	—	—	—	1,115	(879)	11,878

Number of sites	3		—				3
Total
Permitted capacity	84,680	—	—	—	701	(2,663)	82,718
Probable expansion capacity	18,300	—	—	—	—	—	18,300

Total available airspace	102,980	—	—	—	701	(2,663)	101,018

Number of sites	6	—	—	—	—	—	6

	December 31, 2004
	Balance,				Changes in		Balance,
	Beginning	Landfills	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Divested	Estimates	Consumed	of Year

United States
Permitted capacity	26,084	48,000	—	(94)	—	(952)	73,038
Probable expansion capacity	18,300	—	—	—	—	—	18,300

Total available airspace	44,384	48,000	—	(94)	—	(952)	91,338

Number of sites	3	1	—	(1)			3
Canada
Permitted capacity	10,871	1,430	—	—	—	(659)	11,642
Probable expansion capacity	—	—	—	—	—	—	—

Total available airspace	10,871	1,430	—	—	—	(659)	11,642

Number of sites	2	1	—				3
Total
Permitted capacity	36,955	49,430	—	(94)	—	(1,611)	84,680
Probable expansion capacity	18,300	—	—	—	—	—	18,300

Total available airspace	55,255	49,430	—	(94)	—	(1,611)	102,980

Number of sites	5	2	—	(1)	—	—	6

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

Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post-closure liabilities by estimating the total future obligation in current dollars, increasing the obligations based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the resultant total to its present value using an 8.0% credit-adjusted risk-free discount rate. We expect our 2007 inflation and discount rates to approximate those of 2006. Accretion of discounted cash flows associated with the closure and post-closure obligations is accrued over the estimated life of the landfill.

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

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from currently occurring practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement became effective for us on January 1, 2007 and, based on our analysis, we do not expect FIN 48 to have a material effect on our consolidated results of operations, cash flows or financial position.

Risk Management

Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies, which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other factors, the size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2006 we had posted letters of credit with our U.S. insurer of $9.3 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based upon periodic evaluations by management of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, employee stock-based compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations.

Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. For the years ended December 31, 2005 and 2004, stock-based employee compensation expense (benefit) was $0.3 million and $(1.4) million, respectively. For 2005 and 2004, compensation expense (benefit) recognized for employee stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, expire or are forfeited.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for the year ended December 31, 2006, is approximately $1.9 million higher than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes because: of (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees. Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows. We estimate the fair value of option grants made to employees using a Black-Scholes pricing model. Within that model we make the following assumptions: (i) the annual dividend yield is zero as we do not pay dividends, (ii) the weighted average expected life of an option is approximated to equal the length of it’s vesting period, (iii) the risk free interest rate is taken to equal the prevailing rate on the US Treasury Yield Rate Curve for a period equal to the weighted average expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted average expected life.

We account for the issuance of options or warrants for services from non-employee consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), by estimating the fair value of options or warrants issued using a Black-Scholes pricing model. Variables used in the calculation of fair value include the option or warrant exercise price, the market price of our shares on the grant date, the risk-free interest rate, the life of the option or warrant, expected volatility of our stock and expected dividends.

Translation and Re-Measurement of Foreign Currency

A portion of our operations is domiciled in Canada; as such, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

Operating Results

Results of Operations for each of the Three Years Ended December 31, 2006, 2005 and 2004

The following tables set forth our consolidated results of operations for each of the three years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006
	US		Canada		Total

Revenue	$208,095	100.0%	$188,028	100.0%	$396,123	100.0%
Operating expenses:
Cost of operations	142,278	68.4%	128,176	68.2%	270,454	68.3%
Selling, general and administrative expense	35,525	17.1%	23,416	12.5%	58,941	14.9%
Deferred acquisition costs	439	0.2%	5,173	2.8%	5,612	1.4%
Depreciation, depletion and amortization	25,431	12.2%	17,382	9.1%	42,813	10.8%
Foreign exchange loss and other	494	0.2%	1,499	0.8%	1,993	0.5%

Income from operations	$3,928	1.9%	$12,382	6.6%	$16,310	4.1%

	2005
	US		Canada		Total

Revenue	$189,725	100.0%	$166,331	100.0%	$356,056	100.0%
Operating expenses:
Cost of operations	144,662	76.2%	111,013	66.8%	255,675	71.8%
Selling, general and administrative expense	29,926	15.8%	23,197	14.0%	53,123	14.9%
Settlement with sellers of Florida Recycling	(4,120)	(2.2)%	—	0.0%	(4,120)	(1.2)%
Depreciation, depletion and amortization	21,305	11.2%	19,356	11.6%	40,661	11.4%
Foreign exchange loss and other	(746)	(0.3)%	571	0.3%	(175)	0.0%

Income (loss) from operations	$(1,302)	(0.7)%	$12,194	7.3%	$10,892	3.1%

	2004
	US		Canada		Total

Revenue	$144,387	100.0%	$142,718	100.0%	$287,105	100.0%
Operating expenses:
Cost of operations	108,521	75.2%	96,991	68.0%	205,512	71.6%
Selling, general and administrative expense	28,535	19.8%	21,796	15.3%	50,331	17.5%
Settlement with sellers of Florida Recycling	(8,635)	(6.0)%	—	0.0%	(8,635)	(3.0)%
Depreciation, depletion and amortization	15,841	10.9%	16,316	11.4%	32,157	11.2%
Foreign exchange loss and other	(23)	0.0%	(377)	(0.3)%	(400)	(0.1)%

Income from operations	$148	0.1%	$7,992	5.6%	$8,140	2.8%

Revenue

A summary of our revenue, by service line, for each of the three years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006		2005		2004

Collection	$321,760	75.0%	$295,183	78.0%	$240,504	78.9%
Landfill disposal	52,857	12.3%	40,748	10.8%	25,801	8.5%
Transfer station	42,279	9.9%	30,081	8.0%	25,413	8.3%
Material recovery facilities	10,931	2.5%	10,306	2.7%	10,531	3.5%
Other specialized services	1,108	0.3%	1,966	0.5%	2,426	0.8%

	428,935	100.0%	378,284	100.0%	304,675	100.0%
Intercompany elimination	(32,812)		(22,228)		(17,570)

	$396,123		$356,056		$287,105

A summary of our revenue for each of the three years ended December 31, 2006, 2005 and 2004, by reportable segment, is as follows (in thousands):

			All Other	Total
	Florida	Canada	Operations	Revenue

2006	$203,381	$188,028	$4,714	$396,123
2005	187,041	166,331	2,684	356,056
2004	144,089	142,718	298	287,105

Revenue was $396.1 million and $356.1 million for the years ended December 31, 2006 and 2005, respectively, an increase of $40.0 million or 11.3%. The increase in revenue in 2006 for our Florida operations of $16.3 million or 8.7% was driven by price increases of $12.6 million, of which $4.1 million related to fuel surcharges, increased volume at our landfill sites of $9.7 million, other organic volume growth of $0.5 million and acquisitions net of dispositions of $3.8 million. Offsetting these increases were net decreases of $10.3 million, primarily related to the expiration or assignment of certain lower margin residential contracts.

The increase in revenue in 2006 for our Canadian operations of $21.7 million or 13.0% was due to price increases of $10.9 million, of which $2.1 million related to fuel surcharges, other organic volume growth of $5.9 million, acquisitions of $1.5 million and the favorable effects of foreign exchange movements of $12.0 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $5.5 million and decreases related to the expiration of certain contracts of $3.1 million.

The increase in revenue in 2006 for our other operating segments of $2.0 million or 75.6%, was due to price increases of $0.3 million, other organic volume growth of $0.9 million and increased volume at our landfill sites of $0.8 million.

Revenue was $356.1 million and $287.1 million for the years ended December 31, 2005 and 2004, respectively, an increase of $69.0 million or 24.0%. The increase in revenue in 2005 for our Florida operations of $42.9 million or 29.8% was driven by price increases of $10.1 million, of which $3.5 million related to fuel surcharges, increased volume at our landfill sites of $5.2 million, other organic volume growth of $5.8 million and acquisitions of $33.3 million. Offsetting these increases were decreases of $6.5 million related to 2004 hurricane volumes and other decreases of $5.0 million, primarily related to our exiting of certain lower margin residential collection contracts. These contracts, which expired or were divested at, or around, the end of the third quarter of 2005, had annualized revenue of approximately $20.0 million.

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

The increase in revenue in 2005 for our other operating segments of $2.4 million or in excess of 100.0% was due to increased volume at our landfill sites of $1.0 million and other organic volume growth of $1.4 million.

Cost of Operations

Cost of operations was $270.5 million and $255.7 million for the years ended December 31, 2006 and 2005, respectively, an increase of $14.8 million or 5.8%. As a percentage of revenue, cost of operations was 68.3% and 71.8% for the years ended December 31, 2006 and 2005, respectively.

The decrease in cost of operations in 2006 for our U.S. operations of $2.4 million or 1.6% was driven by lower costs for third party disposal due to increased internalization of $4.8 million, lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $1.2 million and lower other operating costs of $0.5 million. Dispositions in our Florida operations, net of acquisitions completed in 2006, decreased cost of operations by $1.4 million. Offsetting these cost decreases were higher landfill operating costs related to increased host and royalty fees due to increased disposal volumes of $2.3 million in our Florida operations, fleet and facility repair and maintenance increases of $2.0 million, increased fuel costs of $0.8 million and higher insurance costs of $0.4 million. As a percentage of revenue, cost of operations for our domestic operations was 68.4% and 76.2% for the years ended December 31, 2006 and 2005, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites, increased internalization and the expiration of certain lower margin residential collection contracts in Florida.

The increase in cost of operations in 2006 for our Canadian operations of $17.2 million or 15.5% was due to increased disposal volumes, rates and sub-contractor costs of $4.5 million, increased labor costs of $3.5 million, increased fuel costs of $0.7 million, fleet and facility repair and maintenance increases of $0.6 million and the unfavorable effects of foreign exchange movements of $8.2 million, offset by other decreases of $0.3 million. As a percentage of revenue, cost of operations for our Canadian operations was 68.2% and 66.8% for the years ended December 31, 2006 and 2005, respectively. The decline in our Canadian gross margin is primarily due to lower special waste landfill volumes coupled with higher operating costs.

Cost of operations was $255.7 million and $205.5 million for the years ended December 31, 2005 and 2004, respectively, an increase of $50.2 million or 24.4%. As a percentage of revenue, cost of operations was 71.8% and 71.6% for the years ended December 31, 2005 and 2004, respectively.

The increase in cost of operations in 2005 for our U.S. operations of $36.2 million or 33.4% was primarily driven by a full period of cost related to acquisitions made in Florida during the second quarter of 2004, higher overall operating and labor costs in our Florida operations, the opening of our landfill operations in Texas and increased fuel costs. As a percentage of revenue, cost of operations for our domestic operations was 76.2% and 75.2% for the year ended December 31, 2005 and 2004, respectively. The decline in our domestic gross margin is primarily due to the acquisition of lower margin collection operations in Florida. As compared to Canada, our lower margins in the United States are primarily driven by lower-margin residential collection business and higher operating costs in the United States.

The increase in cost of operations in 2005 for our Canadian operations of $14.0 million or 14.5% was due to increased fuel costs of $1.8 million or 1.9%, increased equipment and building repair and maintenance costs of $1.7 million or 1.8%, increased disposal volumes and sub-contractor costs of $1.2 million or 1.2%, increased labor, insurance and other costs of $1.8 million or 1.9% and the unfavorable effects of foreign exchange movements of $7.5 million or 7.7%. As a percentage of revenue, cost of operations for our Canadian operations was 66.8% from 68.0% for the years ended December 31, 2005 and 2004, respectively. The improvement in our Canadian gross margin is due to an increased percentage of higher margin landfill business, offset by increased operating costs.

Selling, General and Administrative Expense

Selling, general and administrative expense was $58.9 million and $53.1 million for the years ended December 31, 2006 and 2005, respectively, an increase of $5.8 million or 11.0%. As a percentage of revenue, selling, general and administrative expense was 14.9% for the years ended December 31, 2006 and 2005. The overall increase in selling, general and administrative expense is due to increased legal fees of $4.7 million, primarily related to litigation with Waste Management, which is more fully described in the notes to the consolidated financial statements included elsewhere in this report, increased stock-based compensation expense, inclusive of employees and consultants of $2.0 million, relocation and transition costs of $0.4 million relative to our U.S. corporate office move from Scottsdale, Arizona to Boca Raton, Florida, the unfavorable effects of foreign exchange movements of $1.5 million and other net increases of $1.0 million, primarily related to increased wages and incentive pay. Offsetting these increases were decreases in accounting and other professional fees of $2.6 million, primarily related to the re-audit of the Florida Recycling financial statements in 2005, and decreased insurance costs of $1.2 million.

Selling, general and administrative expense was $53.1 million and $50.3 million for the years ended December 31, 2005 and 2004, respectively, an increase of $2.8 million or 5.6%. As a percentage of revenue, selling, general and administrative expense was 14.9% and 17.5% for the years ended December 31, 2005 and 2004, respectively. The overall increase in selling, general and administrative expense is primarily due to increases in legal and professional fees, labor and other related overhead costs, in part due to acquisitions in 2004 of $1.5 million and the adverse effect of foreign exchange movements of $1.5 million. Offsetting these increases were lower provisions for corporate severance related costs of $0.9 million and lower overall insurance costs of $0.6 million. Separately, due to fourth quarter 2005 results not meeting management expectations we reversed $0.3 million of accrued bonus. Our stock based compensation expense (benefit) was $1.1 million and $(0.1) million for the years ended December 31, 2005 and 2004, respectively.

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

Settlement with sellers of Florida Recycling

In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”). Shortly after its acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling provided by the sellers contained misstatements and could not be relied upon. During the first half of 2005, these financial statements were re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 (pre-reverse split) shares of our common stock. The cash and the shares received (valued at the closing market price as of September 24, 2004) with a total value of approximately $8.6 million, are recorded as income. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. We believe such cost approximates fair value at such date. The gain recognized on the settlement approximated $4.1 million for 2005.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $42.8 million and $40.7 million for the years ended December 31, 2006 and 2005, respectively, an increase of $2.1 million or 5.3%. As a percentage of revenue, depreciation, depletion and amortization was 10.8% and 11.4% for the years ended December 31, 2006 and 2005, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased disposal volumes at our domestic landfills, offset by lower volumes at our Canadian landfills coupled with a decrease in the overall weighted average depletion rates. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $1.1 million. Landfill depletion rates for our U.S. landfills ranged from $4.00 to $7.68 per ton and from $3.84 to $8.10 per ton during the years ended December 31, 2006 and

2005, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.70 to C$11.82 per tonne and C$2.57 to C$17.80 per tonne during the years ended December 31, 2006 and 2005, respectively.

Depreciation, depletion and amortization was $40.7 million and $32.2 million for the years ended December 31, 2005 and 2004, respectively, an increase of $8.5 million or 26.4%. As a percentage of revenue, depreciation, depletion and amortization remained relatively flat at 11.4% and 11.2% for the years ended December 31, 2005 and 2004, respectively. The overall increase in depreciation, depletion and amortization for the year ended December 31, 2005, as compared to the prior year, is primarily attributable to increases in landfill disposal volumes at our domestic and Canadian landfill sites, coupled with overall higher average depletion rates per ton. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $1.3 million. Landfill depletion rates ranged from $3.84 to $8.10 and $4.01 to $7.73 per ton for our operating U.S. landfills during the year ended December 31, 2005 and 2004, respectively. The change in the depletion rate per ton was primarily due to changes in engineering estimates as well as the opening of our Texas landfill. Landfill depletion rates ranged from C$2.57 to C$17.80 and C$3.31 to C$15.88 per tonne for our Canadian landfills during the years ended December 31, 2005 and 2004, respectively. The change in the depletion rate per tonne was primarily due to changes in engineering estimates.

Foreign Exchange Loss (Gain) and Other

Foreign exchange loss (gain) and other was $2.0 million, $(0.2) million and $(0.4) million for the years ended December 31, 2006, 2005 and 2004, respectively. The foreign exchange loss and other relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other components primarily relate to sales of equipment or properties. The increase in loss in 2006 is primarily due to an increase in a U.S. monetary note receivable due from our U.S. parent to our Canadian subsidiary.

Interest Expense

The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Preferred Stock dividends and amortization of issue costs	$18,466	$20,984	$17,582
Loss on exchange of cumulative mandatorily redeemable Preferred Stock	1,187	—	—
Credit Facility and Senior Subordinated Note interest	27,704	25,374	19,858
Amortization of debt issue costs	1,569	1,408	10,294
Capitalized interest	—	—	(178)
Other interest expense	1,632	1,414	869

	$50,558	$49,180	$48,425

Interest expense was $50.6 million and $49.2 million for the years ended December 31, 2006 and 2005, respectively, an increase of $1.4 million or 2.8%. Interest expense for the Credit Facility and the Senior Subordinate Notes increased $2.5 million for the year ended December 31, 2006 due to higher prevailing short-term interest rates on the Credit Facilities and higher balances outstanding under our term loan facility, offset by the elimination of penalty interest payable on our Senior Subordinated Notes and lower amended rates on our Credit Facilities. The decrease in Preferred Stock dividends and amortization of issue costs was due to issue costs becoming fully amortized during the second quarter of 2006, offset by higher principal amounts outstanding. The weighted average interest rate on Credit Facility borrowings was 8.4% and 7.7% for the years ended December 31, 2006 and 2005, respectively.

In December 2006, we redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference equaled the carrying value on the date of redemption and approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Statement of Operations and Comprehensive Loss.

Interest expense was $49.2 million and $48.4 million for the years ended December 31, 2005 and 2004, respectively, an increase of $0.8 million or 1.7%. The increase in interest expense for the year is due to overall higher amended rates on our Credit Facilities coupled with penalty interest on our Senior Subordinated Notes. Amortization of debt issue costs decreased for the year due to the full amortization in 2004 of the bridge financing fees of $9.9 million offset by amortization on our Credit Facilities and our Senior Subordinated Notes. The increase in the Preferred Stock dividends is primarily due to compounding and accretion. The weighted average interest rate on Credit Facility borrowings was 7.8% and 7.1% for the years ended December 31, 2005 and 2004, respectively. As is discussed further in Liquidity and Capital Resources, through the first three quarters of 2005 we incurred liquidated damages (penalty interest) due to the delay of the registration of our Senior Subordinated Notes. During the third quarter of 2005, the registration statement was filed and declared effective and the exchange offer was commenced and consummated. The liquidated damages were $1.1 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. As of September 28, 2005, we were no longer subject to liquidated damages.

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

Income Tax Provision

The income tax provision was $12.8 million, $12.1 million and $7.6 million and for the years ended December 31, 2006, 2005 and 2004, respectively. The income tax provision is in excess of amounts at the combined federal and state/provincial statutory rates due to the non-deductible nature of dividends accrued on our Preferred Stock, coupled with valuation allowances on our net operating losses in the United States.

As of December 31, 2006, we have approximately $109.2 million of domestic gross net operating loss carry-forwards, which expire from 2023 to 2026. As of December 31, 2006, we have domestic foreign tax credit carry-forwards of approximately $1.2 million, which expire during 2016. Due to the start-up nature of our U.S. operations, we have provided a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. Since our domestic net operating loss carry-forwards are not available to offset Canadian taxable income, we expect our effective tax rate in future periods will be higher. Separately, changes in our ownership structure in the future could result in limitations on the utilization of loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

Liquidity and Capital Resources

Our principal capital requirements are to fund capital expenditures, debt service and business and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities and proceeds from debt and equity issuances.

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, with Lehman Brothers Inc. as Arranger and the other lenders named therein. The Credit Facilities consist of a revolving credit facility in the amount of

$60.0 million, up to $15.0 million of which is available to our Canadian operations, and a term loan facility in the amount of $245.3 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of December 31, 2006, there were no amounts outstanding on the revolving credit facility, while $22.1 million of capacity was used to support outstanding letters of credit. As of February 28, 2007, there was $10.0 million outstanding on the revolving credit facility, while $23.4 million of capacity was used to support outstanding letters of credit.

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

		Maximum	Minimum
	Maximum	Consolidated	Consolidated
	Consolidated	Senior Secured	Interest Coverage
Fiscal Quarter	Leverage Ratio	Leverage Ratio	Ratio

FQ1 2007	4.75:1.00	3.00:1.00	2.25:1.00
FQ2 2007	4.50:1.00	3.00:1.00	2.25:1.00
FQ3 2007	4.25:1.00	3.00:1.00	2.25:1.00
FQ4 2007	4.00:1.00	2.50:1.00	2.50:1.00

As of December 31, 2006, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

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

Equity Placements

On December 15, 2006, we issued 7,000,001 shares of our common stock to Westbury and Prides for a purchase price of $66.5 million. We also issued 2,894,737 shares of our common stock to Kelso in exchange for shares of our previously outstanding Preferred Stock in an amount equal to $27.5 million, all of which were owned by Kelso.

On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, thereby requiring Mr. DeGroote to purchase 2,640,845 (pre-reverse split) shares of our common stock and 264,085 (pre-reverse split) common stock purchase warrants for $7.5 million on or before March 28, 2005. This equity infusion was required as a condition to our amended Credit Facility.

On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 (pre-reverse split) common shares and 1,340,000 (pre-reverse split) common stock purchase warrants in private placement transactions to certain investors. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, a director of ours at the time of such issuance, is a principal of Sanders Morris Harris Inc.

Cumulative Mandatory Redeemable Preferred Stock

In May 2003, we issued 55,000 shares of Preferred Stock to Kelso pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso 7,150,000 (pre-reverse split) warrants to purchase shares of our common stock for $3.00 (pre-reverse split) per share. The warrants had an allocated value of $14.8 million and are classified as a component of equity. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock were non-voting and entitled the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears.

In December 2006, we exchanged and/or redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference on the date of redemption approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Statements of Operations and Comprehensive Loss.

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

The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares will (i) receive the same dividends as holders of shares of our common stock and (ii) be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one-third of one vote for each exchangeable share).

Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for one-third of one share of our common stock, plus all declared and unpaid dividends on the exchangeable share and payment for any fractional shares. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any anytime at their option, to exchange their exchangeable shares for shares of our common stock on the basis of one-third of a share of our common stock for each one exchangeable share.

Surety Bonds and Letters of Credit

Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2006, we had provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $74.6 million to collateralize our obligations, of which $20.7 million relates to estimated closure and post closure obligations at our landfills and transfer stations. We expect future increases in these levels of financial assurance relative to our closure and post closure obligations as we utilize capacity at our landfills.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2006, 2005 and 2004.

Cash Flows from Operating Activities

Cash provided by operating activities of our continuing operations was $35.5 million and $21.8 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins in our domestic segments, offset by investments in working capital.

Cash provided by operating activities of our continuing operations was $21.8 million and $26.7 million for the years ended December 31, 2005 and 2004, respectively. Improvements in operations were offset by decreased cash provided by working capital.

Cash flows from discontinued operations — Cash flows from our discontinued operations are disclosed separately on the Consolidated Statements of Cash Flows included elsewhere in this document. Following the conclusion of the sale of our Arizona operations we will cease to be impacted by these cashflows, and we do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.

Cash Flows used in Investing Activities

Cash used in investing activities of our continuing operations was $147.3 million and $31.2 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily due to increased capital expenditures and business acquisitions. Company-wide capital expenditures were $49.5 million and $33.6 million for the years ended December 31, 2006 and 2005, respectively. The increase in capital expenditures was primarily driven by landfill development projects. We expect our capital expenditures, excluding the potential impact from additional acquisitions, to range from $55.0 million to $60.0 million for all of 2007. Cash used in business acquisitions of $103.5 million for 2006 primarily relates to the acquisitions of Taft Recycling, Liberty Waste, Sun Country Materials, the SLD Landfill and Pro Disposal.

Cash used in investing activities of our continuing operations was $31.2 million and $181.1 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cash used in investing activities is primarily due to the various business acquisitions we completed during 2004, which used $155.9 million of cash, coupled with lower capital expenditures as compared to 2004. Company-wide capital expenditures were $33.6 million and $46.2 million for the years ended December 31, 2005 and 2004, respectively. Cash used in deposits for business acquisitions primarily relates to ongoing negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we have reimbursed Mr. Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired, with ongoing efforts to expand the capacity of a solid waste landfill, and in March 2006 we advanced $0.4 million directly to Mr. Rémillard. In April 2006, we concluded it is more-likely-than-not that we will not complete this acquisition for the foreseeable future and accordingly we recognized an expense related to these previously deferred acquisition costs of approximately $5.6 million during the first quarter of 2006.

Cash Flows from Financing Activities

Cash provided by financing activities of our continuing operations was $109.8 million and $14.9 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, cash flows from financing activities relate to additional proceeds of $123.0 million from our term loan facility and gross proceeds of $66.5 million from a private placement of shares of our common stock at $9.50 per share, offset by the retirement of our Preferred Stock of $75.6 million.

In March 2005, pursuant to a bank amendment entered into in October 2004, we received an equity investment of $7.5 million ($6.8 million net). As consideration we issued 2,640,845 (pre-reverse split) shares of our common stock and 264,085 (pre-reverse split) warrants to purchase our common stock at $2.84 (pre-reverse split) per share.

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

New Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We adopted the provisions of FSP EITF 00-19-2 during the fourth quarter of 2006, however, we did not have any cumulative effect adjustments relative to this adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for quantifying the effect on current year financial statement of uncorrected prior year misstatements. SAB 108 is effective for any report for an interim period of the first fiscal period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretations of SFAS Statement No. 109” (FIN 48) applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from occurring practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement became effective for us on January 1, 2007 and , based on our analysis, we do not expect FIN 48 to have a material effect on our consolidated results of operations, cash flows or financial position.

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

Tabular Disclosure of Contractual Obligations

We have various commitments primarily related to funding of short-term debt, closure and post-closure obligations and capital and operating lease commitments. You should also read our discussion regarding “Liquidity and Capital Resources” earlier in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table provides details regarding our contractual obligations and other commercial commitments subsequent to December 31, 2006 (in thousands):

						Beyond 5
	2007	2008	2009	2010	2011	Years	Total

Contractual cash obligations:
Senior secured credit facilities(1)	$2,453	$2,453	$2,453	$178,580	$59,321	$—	$245,260
Senior subordinated notes payable(1)	—	—	—	—	—	160,000	160,000
Other secured notes payable(1)	1,332	117	123	128	26	315	2,041
Capital lease obligations	93	71	132	—	—	—	296
Other subordinated notes payable(1)	190	202	216	232	248	1,699	2,787
Operating lease commitments, continuing operations	4,203	3,686	2,613	2,204	2,141	8,189	23,036
Operating lease commitments, discontinued operations	1,142	1,002	770	780	802	338	4,834
Construction commitments	10,509	—	—	—	—	—	10,509
Closure and post-closure obligations, continuing operations(2)	6,258	387	4,961	3,119	6,657	175,009	196,391
Closure and post-closure obligations, discontinued operations(2)	—	—	—	—	—	54,083	54,083

	$26,180	$7,918	$11,268	$185,043	$69,195	$399,633	$699,237

(1)	Refer to the Notes to our Consolidated Financial Statements included elsewhere in this annual report for information relative to interest repayment provisions.

(2)	Future payments on closure and post-closure obligations are not discounted and contemplate full utilization of current and probable expansion airspace.

Other Contractual Arrangements

In January of 2007, we entered into certain purchase agreements to acquire a roll-off collection and transfer operation, a transfer station development project and a landfill development project for an aggregate purchase price of $51.2 million in cash. Of the total $51.2 million purchase price, $10.0 million is solely contingent upon the receipt of certain operating permits and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site or the expiration of eighteen months from the date of the agreement. The existing transfer station is permitted to accept construction and demolition waste volume. We expect to close on these acquisitions in the second quarter of 2007.

As a condition of the purchase of the Cactus Landfill in Arizona, the sellers are entitled to additional purchase consideration upon the landfill achieving certain average tons per day thresholds in any quarter. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. During 2005, we paid $3.0 million relative to our obligation under this agreement. No other amounts have been paid under this agreement in 2006 or 2004.

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

Registration Rights Agreements

In November 2006, we entered into a subscription agreement with Westbury and Prides pursuant to which we agreed through a private placement to issue an aggregate of 7,000,001 shares of our common stock to Westbury and Prides for a purchase price of $66.5 million. We also entered into an exchange and redemption agreement with Kelso pursuant to which we have agreed through a private placement to issue 2,894,737 shares of our common stock to Kelso in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. In connection with this private placement, we entered into a registration rights agreement with these purchasers whereby within 15 days of the closing date of the private placement (December 15, 2006) we have agreed to have an effective registration statement filed with the SEC to register the common shares for resale under the Securities Act. After the filing of the registration statement, we have 90 days to have the registration agreement declared effective by the SEC. Should we be late or are unable to keep the registration statement effective, we may be subject to penalties of 1.0% of the proceeds per 30 day period, not to exceed 12.0% in the aggregate

During 2006, we issued 6,114,866 shares of our common stock in connection with our acquisitions of Liberty Waste and Sun Country Materials, which are subject to a registration rights agreement that provides for the shares to be registered six months after request for registration. The request for registration was received on June 30, 2006. Should a registration statement not be declared effective in accordance with the registration rights agreement, partial damages shall be paid to the holders in an amount equal to 8.0% per annum of the fair value, as defined, of the shares issued. Accordingly, as of December 31, 2006 we have accrued the necessary penalties.

In March 2005, pursuant to a bank amendment entered into in October 2004, we received an equity investment of $7.5 million ($6.8 million net). As consideration we issued 2,640,845 (pre-reverse split) shares of our common stock and 264,085 (pre-reverse split) warrants to purchase our common stock at $2.84 (pre-reverse split) per share. We also entered in to a registration rights agreement that required us to use our best commercial efforts to obtain and maintain an effective registration statement. The registration rights agreement does not provide for penalties or monetary consideration for our failure to obtain, or maintain, an effective registration statement.

On December 21, 2006 we filed a Form S-3 seeking to register all of these shares and on February 5, 2007 the registration statement was declared effective.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2006 and 2005 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $0.6 million.

As of December 31, 2006, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base Eurodollar loans as defined. A 25 basis point increase in base interest rates relative to our revolving and term facilities would increase annual cash interest expense by approximately $0.6 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The report is included in Item 8 of this annual report.

Attestation Report of Independent Registered Public Accounting Firm

The report is included in Item 8 of this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to the Registrant’s executive officers is included under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K. Information relating to directors of the Registrant, including its audit committee and audit committee financial experts, and its executive officers will be in the Registrant’s definitive Proxy which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (“the 2007 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to the Registrant’s executive officer and director compensation will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2007 Proxy Statement and is incorporated herein by reference.

The following table summarizes our equity compensation plans as of December 31, 2006:

				(c)
				Number of Securities
				Remaining Available for
				Future Issuance Under Equity
	(a)		(b)	Compensation Plans
	Number of Securities to be		Weighted-Average	(Excluding Securities to be
	Issued upon Exercise of		Exercise Price of	Issued upon Exercise of
	Outstanding Options,		Outstanding Options,	Outstanding Options,
Plan Category	Warrants and Rights		Warrants and Rights	Warrants or Rights)

Equity compensation plans approved by security holders	3,115,500		$14.98	5,619,195	(1)
Equity compensation plans not approved by security holders	333,333	(2)	$8.10	—

Total	3,448,833		$14.32	5,619,195	(1)

(1)	Under our 1999 Stock Option Plan, we may grant options to a maximum of 19% of our issued common shares and common share equivalents outstanding from time to time.

(2)	Warrants to purchase 333,333 shares of our common stock, at an exercise price of $8.10 per share, were granted to David Sutherland-Yoest in September 2001 as a term of the commencement of his employment. All of the warrants have vested and will expire in September 2011. The warrants are exercisable until their expiration so long as Mr. Sutherland-Yoest is an employee. In the event of a change of control, or if Mr. Sutherland-Yoest’s employment is terminated by reason of death, disability or by us without cause, the warrants continue to be exercisable as if Mr. Sutherland-Yoest had remained an employee. If Mr. Sutherland-Yoest’s employment is terminated by his voluntary resignation or by us for cause, all vested warrants may be exercised within 180 days of the date of such termination.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Information regarding certain relationships and related transactions will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principle accountant fees and services will be in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

(1) Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
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

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

2.1	Plan of Arrangement under Section 182 of the Business Corporations Act (Ontario). (Incorporated by reference to Exhibit 2.1 to Form 10-K (No. 000-25955) filed March 16,2004).
3.1	Amended and Restated Certificate of Incorporation of Waste Services, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.2	Certificate of Amendment of Amended and Restated Credit Certificate of Incorporation of Waste Services, Inc. effective June 30, 2006 (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.3	Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-K (No. 000-25955) filed March 16, 2004).
3.4	Amendment to Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.5	Certificate of Designation of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed August 2,2004).
3.6	Amended Certificate of Designations of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.7	By-law No. 1 of Waste Services, Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed August 2, 2004).

3.8	Certificate of Designations of Waste Services, Inc.(Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.9	Amended Certificate of Designations of Waste Services, Inc.(Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.1	Preferred Subscription Agreement dated as of May 6, 2003,among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.2	Amending Agreement No. 1 to Preferred Subscription Agreement dated as of February 13, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed February 26, 2004).
4.3	Amending Agreement No. 2 to Preferred Subscription Agreement dated June 8, 2004 (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed June 9, 2004).
4.4	Agreement effective as of December 28, 2005 between Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC. (Incorporated by reference to Exhibit 4.4 to Form 10-K (No. 000-25955) filed March 14, 2006).
4.5	Agreement effective as of March 30, 2006 among Waste Service, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 20.3 to Form 8-K ((No. 000-25955) filed on April 5, 2006).
4.6	Form of Warrants to Purchase Common Stock by and between the Company and certain investors (Incorporated by reference to Exhibit 4.2 to Form 20-F (No. 000-25955) filed July 15,2003).
4.7	Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the Preferred Stock (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.8	Warrant, dated July 27, 2001 issued by us to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.9	Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors.(Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.10	Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004 (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.11	Supplemental Indenture dated as of August 8, 2005 to the Notes Indenture among Sanford Recycling and Transfer, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form S-4 (No. 333-127444) filed August 11, 2005).
4.12	Supplemental Indenture dated as of November 29, 2005 to the Notes Indenture among WSI Waste Services of Texas, LP., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.11 to Form 10-K (No. 000-25955) filed March 14, 2006).
4.13	Supplemental Indenture dated as of May 12, 2006 to the Notes Indenture among Liberty Waste, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.16 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.14	Supplemental Indenture dated as of June 30, 2006 to the Notes Indenture among Sun Country Materials, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.18 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.15	Supplemental Indenture dated as of June 30, 2006, 2006 to the Notes Indenture among Taft Recycling, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.17 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.16	Supplemental Indenture dated as of January 5, 2007 to the Notes Indenture among Pro Disposal, Inc., SLD Landfill, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee.
4.17	Support Agreement among Waste Services, Inc. Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.9 to Form 10-K (No. 000-25955) filed March 16,2004).

4.18	Support Agreement dated July 31, 2004, among Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10 to Form 8-K (No. 000-25955) filed March 16,2004).
4.19	Standby Purchase Agreement dated as of September 30, 2004 between Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed on October 5, 2004).
10.1	Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D (No. 005-57445) dated February 5, 2002 and filed by certain holders of the Company’s Common Shares with the Commission on February 15,2002).
10.2	Amended and Restated Stock Purchase Agreement dated as of March 11, 2004, by and among Waste Services, Inc., certain affiliates of Waste Services, Inc., Capital Environmental Resource Inc., Florida Recycling Services, Inc. and certain affiliates thereof (Incorporated by reference to Exhibit 10.5 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.3	First Amendment to Amended and Restated Stock Purchase Agreement and Settlement Agreement dated September 24, 2004 (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed September 24, 2004).
10.4	Form of Subscription Agreement dated as of April 30, 2004,between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.5	Form of Registration Rights Agreement dated as of April 30,2004, among us and certain investors. (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed May 10, 2004)
10.6	9 1/2% Senior Subordinated Notes Registration Rights Agreement dated April 20, 2004. (Incorporated by reference to Exhibit 10.3 to Form 8-K (No. 000-25955) filed May 10,2004).
10.7	Second Amended and Restated Credit Agreement dated as of December 28,2006 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, CIBC World Markets Corp., as Syndication Agent, Bank of America, N.A., as Documentation Agent, Canadian Imperial Bank of Commerce, as Canadian Agent, and Lehman Commercial Paper Inc., as Administrative Agent. (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955) filed January 3, 2007).
10.8	Employment Agreement dated as of October 26, 2005 between Waste Services, Inc. and David Sutherland-Yoest (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed October 31, 2005).
10.9	Employment Agreement dated as of July 1, 2004 between Waste Services, Inc. and Charles A. Wilcox (Incorporated by reference to Exhibit 10.13 to Form 10-K (No. 000-25955) filed March 16, 2004).
10.10	Employment Agreement dated January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).
10.11	Employment Agreement dated as of February 23, 2004 between Capital Environmental Resource Inc., Waste Services, Inc. and Mark A. Pytosh (Incorporated by reference to Exhibit 10.2 to Form 10-Q (No. 000-25955) filed on May 17, 2004).
10.12	Employment Agreement dated October 1, 2003, between Capital Environmental Resource Inc. and Brian A. Goebel (Incorporated by reference to Exhibit 4.27 to Form 20-F for the year ended December 31, 2003 (No. 000-25955), filed March 31, 2004).
10.13	Subscription Agreement dated as of November 8, 2006 by and among Waste Services, Inc. , Westbury (Bermuda) Limited and Prides Capital Fund, LP. (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.14	Exchange and Redemption Agreement dated as of November 8, 2006 by and among Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC. (Incorporated by reference to Exhibit No. 20.2 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.15	Form of Registration Rights Agreement dated as of November 8, 2006 by and among Waste Services, Inc., Westbury (Bermuda) Limited and Prides Capital Fund, LP. (Incorporated by reference to Exhibit No. 20.3 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.16	Form of Registration Rights Agreement dated as of November 8, 2006 by and among Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC. (Incorporated by reference to Exhibit No. 20.3 to Form 8-K (No. 000-25955) filed on November 9, 2006).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2003 (No. 000-25955), filed June 9, 2004).
16.1	Letter from BDO Dunwoody LLP to the Securities and Exchange Commission dated July 27, 2004 (Incorporated by reference to Exhibit 16.1 to Form 8-K (No. 000-25955), filed July 27,2004).
18.1	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004 (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2004 (No. 000-25955) filed May 17, 2004).
21.1	List of Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Brian A. Goebel, Principal Financial Officer.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE SERVICES, INC.

/s/ David Sutherland-Yoest
David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer and Director

March 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SUTHERLAND-YOEST David Sutherland-Yoest	Chairman of the Board, Chief Executive Officer Director	March 5, 2007

/s/ BRIAN A. GOEBEL Brian A. Goebel	Vice President, Corporate Controller and Acting Chief Financial Officer, (Principal Accounting Officer and Principal Financial Officer)	March 5, 2007

/s/ GARY W. DEGROOTE Gary W. DeGroote	Director	March 5, 2007

/s/ MICHAEL B. LAZAR Michael B. Lazar	Director	March 5, 2007

/s/ GEORGE E. MATELICH George E. Matelich	Director	March 5, 2007

/s/ CHARLES E. MCCARTHY Charles E. McCarthy	Director	March 5, 2007

/s/ LUCIEN RÉMILLARD Lucien Rémillard	Director	March 5, 2007

/s/ JACK E. SHORT Jack E. Short	Director	March 5, 2007

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 5, 2007

/s/ MICHAEL J. VERROCHI Michael J. Verrochi	Director	March 5, 2007

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2006.

BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on our assessment of internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

To the Board of Directors and Shareholders of
Waste Services, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 8 of Part II of this Form 10-K, that Waste Services, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows thereon for each of the three years in the period ended December 31, 2006 and our report dated March 5, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  BDO Seidman, LLP

Phoenix, Arizona
March 5, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Waste Services, Inc.

We have audited the accompanying consolidated balance sheets of Waste Services, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Services, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2004, the Company changed its method of accounting for closure and post-closure obligations and the associated asset retirement costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Phoenix, Arizona
March 5, 2007

WASTE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)
As of December 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$8,532	$8,886
Accounts receivable (net of allowance for doubtful accounts of $574 and $672 as of December 31, 2006 and 2005, respectively)	52,461	45,381
Prepaid expenses and other current assets	6,256	10,063
Current assets of discontinued operations	3,870	5,252

Total current assets	71,119	69,582
Property and equipment, net	145,318	119,485
Landfill sites, net	237,338	156,498
Goodwill and other intangible assets, net	350,035	307,869
Other assets	10,667	23,816
Non-current assets of discontinued operations	50,586	51,139

Total assets	$865,063	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,033	$25,959
Accrued expenses and other current liabilities	54,476	39,065
Short-term financing and current portion of long-term debt	3,975	1,365
Current liabilities of discontinued operations	3,874	1,827

Total current liabilities	86,358	68,216
Long-term debt	406,113	284,850
Accrued closure, post-closure and other obligations	32,899	25,651
Cumulative mandatorily redeemable Preferred Stock (net of discount of $2,347 as of December 31, 2005)	—	84,971
Non-current liabilities of discontinued operations	336	210

Total liabilities	525,706	463,898

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 and 500,000,000 (pre-reverse split) shares authorized at December 31, 2006 and December 31, 2005, respectively; 43,868,606 shares issued and outstanding at December 31, 2006; 93,685,889 (pre-reverse split) shares issued and 93,185,889 (pre-reverse split) shares outstanding at December 31, 2005	438	937
Additional paid-in capital	506,751	383,618
Treasury stock at cost: 500,000 (pre-reverse split) shares	—	(1,235)
Accumulated other comprehensive income	35,201	35,673
Accumulated deficit	(203,033)	(154,502)

Total shareholders’ equity	339,357	264,491

Total liabilities and shareholders’ equity	$865,063	$728,389

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands of U.S. dollars, except per share amounts)
For the Years Ended December 31,

	2006	2005	2004

Revenue	$396,123	$356,056	$287,105
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	270,454	255,675	205,512
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	58,941	53,123	50,331
Deferred acquisition costs	5,612	—	—
Settlement with sellers of Florida Recycling	—	(4,120)	(8,635)
Depreciation, depletion and amortization	42,813	40,661	32,157
Foreign exchange loss (gain) and other	1,993	(175)	(400)

Income from operations	16,310	10,892	8,140
Interest expense	30,905	28,196	30,843
Change in fair value of warrants	—	—	(111)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	19,653	20,984	17,582

Loss from continuing operations before income taxes	(34,248)	(38,288)	(40,174)
Income tax provision	12,820	12,136	7,587

Net loss from continuing operations	(47,068)	(50,424)	(47,761)
Net income (loss) from discontinued operations	(1,463)	134	(618)

Loss before cumulative effect of change in accounting principle	(48,531)	(50,290)	(48,379)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132 for the year ended December 31, 2004	—	—	225

Net loss	$(48,531)	$(50,290)	$(48,154)

Basic and diluted loss per share:
Loss per share — continuing operations	(1.33)	(1.53)	(1.62)
Loss per share — discontinued operations	(0.04)	—	(0.02)

Basic and diluted loss per share before cumulative effect of change in accounting principle	(1.37)	(1.53)	(1.64)
Cumulative affect of change in accounting principle	—	—	0.01

Loss per share — basic and diluted	$(1.37)	$(1.53)	$(1.63)

Weighted average common shares outstanding — basic and diluted	35,354	32,880	29,410

Consolidated Statements of Comprehensive Loss:
Net loss	$(48,531)	$(50,290)	$(48,154)
Foreign currency translation adjustment gain (loss)	(472)	6,540	13,181

Comprehensive loss	$(49,003)	$(43,750)	$(34,973)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Waste Services, (CA) Inc.		Waste Services, Inc.		Additional	Treasury	Other		Total
	Common Stock		Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	at Cost	Income	Deficit	Equity
	(In thousands of U.S. dollars and share amounts)

Balance, December 31, 2003	68,339	$215,395	—	$—	$25,828	$—	$15,952	$(56,058)	$201,117
Sale of common shares and warrants	13,400	49,126	—	—	2,552	—	—	—	51,678
Common shares and warrants issued	14,837	80,856	40	—	215	—	—	—	81,071
Exercise of options and warrants	311	1,253	—	—	(212)	—	—	—	1,041
Deferred stock-based compensation	—	—	—	—	122	—	—	—	122
Migration transaction	(96,887)	(346,630)	87,658	877	345,753	—	—	—	—
Conversion of exchangeable shares	—	—	2,660	27	(27)	—	—	—	—
Settlement with sellers of Florida Recycling	—	—	—	—	—	(1,235)	—	—	(1,235)
Other paid-in capital	—	—	—	—	(45)	—	—	—	(45)
Foreign currency translation adjustment	—	—	—	—	—	—	13,181	—	13,181
Net loss	—	—	—	—	—	—	—	(48,154)	(48,154)

Balance, December 31, 2004	—	—	90,358	904	374,186	(1,235)	29,133	(104,212)	298,776

Common shares and warrants issued	—	—	2,926	29	7,881	—	—	—	7,910
Exercise of options and warrants	—	—	162	2	519	—	—	—	521
Stock-based compensation	—	—	—	—	1,060	—	—	—	1,060
Conversion of exchangeable shares	—	—	240	2	(2)	—	—	—	—
Other paid-in capital	—	—	—	—	(26)	—	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	6,540	—	6,540
Net loss	—	—	—	—	—	—	—	(50,290)	(50,290)

Balance, December 31, 2005	—	—	93,686	937	383,618	(1,235)	35,673	(154,502)	264,491

Common shares issued	—	—	8,154	81	25,265	1,235	—	—	26,581
Exercise of warrants	—	—	28	—	86	—	—	—	86
Stock-based compensation	—	—	—	—	3,089	—	—	—	3,089
Conversion of exchangeable shares	—	—	8	—	—	—	—	—	—
Share reimbursement agreement	—	—	—	—	(929)	—	—	—	(929)
Foreign currency translation adjustment	—	—	—	—	—	—	(472)	—	(472)
Effect of reverse stock split	—	—	(67,916)	(679)	679	—	—	—	—
Sale of common shares and retirement of cumulative mandatorily redeemable Preferred Stock	—	—	9,895	99	94,864	—	—	—	94,963
Exercise of warrants	—	—	11	—	79	—	—	—	79
Conversion of exchangeable shares	—	—	3	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(48,531)	(48,531)

Balance, December 31, 2006	—	$—	43,869	$438	$506,751	$—	$35,201	$(203,033)	$339,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
For the Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(48,531)	$(50,290)	$(48,154)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss (income) from discontinued operations	1,463	(134)	618
Depreciation, depletion and amortization	42,813	40,661	32,157
Non-cash component of settlement with sellers of Florida Recycling	—	(4,120)	(1,235)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	19,653	20,984	17,582
Amortization of debt issue costs	1,569	1,408	10,294
Deferred income tax provision	11,004	11,581	7,218
Non-cash stock-based compensation expense (benefit)	3,089	1,060	(90)
Deferred acquisition costs expensed	5,173	—	—
Changes in fair value of warrants	—	—	(111)
Cumulative effect of change in accounting principle, net of tax	—	—	(225)
Foreign exchange loss (gain)	1,511	755	(90)
Other non-cash items	806	(412)	86
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	(2,500)	(1,385)	(5,237)
Prepaid expenses and other current assets	(35)	4,414	(1,405)
Accounts payable	(6,545)	(1,776)	3,799
Accrued expenses and other current liabilities	6,000	(924)	11,534

Net cash provided by continuing operations	35,470	21,822	26,741
Net cash provided by (used in) discontinued operations	3,466	2,831	(2,061)

Net cash provided by operating activities	38,936	24,653	24,680

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(103,532)	(4,465)	(155,916)
Capital expenditures	(47,285)	(28,893)	(37,823)
Proceeds from asset sales and business divestitures	5,153	3,198	14,231
Deposits for business acquisitions and other	(1,626)	(1,046)	(1,551)

Net cash used in continuing operations	(147,290)	(31,206)	(181,059)
Net cash used in discontinued operations	(1,717)	(8,305)	(17,149)

Net cash used in investing activities	(149,007)	(39,511)	(198,208)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	157,527	25,000	283,000
Principal repayments of debt and capital lease obligations	(37,026)	(16,704)	(187,158)
Sale of common shares and warrants	66,500	7,125	53,600
Proceeds from release of restricted cash and release of collateral supporting letters of credit	—	—	24,341
Proceeds from the exercise of options and warrants	165	521	1,041
Retirement of cumulative mandatorily redeemable Preferred Stock	(75,557)	—	—
Fees paid for financing transactions	(1,805)	(995)	(14,141)

Net cash provided by financing activities — continuing operations	109,804	14,947	160,683

Effect of exchange rate changes on cash and cash equivalents	(87)	321	273

Increase (decrease) in cash and cash equivalents	(354)	410	(12,572)
Cash and cash equivalents at the beginning of the year	8,886	8,476	21,048

Cash and cash equivalents at the end of the year	$8,532	$8,886	$8,476

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, liabilities for potential litigation and deferred taxes.

Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. All significant intercompany transactions and accounts have been eliminated. All amounts are in thousands of U.S. dollars, unless otherwise stated.

A portion of our operations is domiciled in Canada, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive loss. Separately, monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

On June 30, 2006, we effected a reverse one for three split of our common stock. As a result of the reverse split, each holder of three outstanding shares of common stock received one share of common stock. No fractional shares of common stock were issuable in connection with the reverse stock split. In lieu of such fractional shares, stockholders received a cash payment equal to the product obtained by multiplying the fraction of common stock by

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.15. Corresponding amendments have been made to the exchangeable shares of Waste Services (CA) Inc., so that each one exchangeable share entitles the holder to one-third of one share of our common stock, without regard to any fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented, unless otherwise noted as being “pre-reverse split”.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to the allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance at the beginning of the year	$672	$545	$445
Provisions	695	953	1,305
Bad debts charged to reserves, net of recoveries	(1,083)	(831)	(2,597)
Acquisitions	290	—	1,380
Impact of foreign exchange rate fluctuations	—	5	12

Balance at the end of the year	$574	$672	$545

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Improvements or betterments, which extend the life of an asset, are capitalized. Expenditures for maintenance and repair costs are expensed as incurred. Gains or losses resulting from property and equipment retirements or disposals are credited or charged to earnings in the year of disposal. Depreciation is computed over the estimated useful life using the straight-line method as follows:

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Landfill sites, including costs related to acquiring land, excluding the estimated residual value of un-permitted, non-buffer land, and costs related to permitting and cell construction, are depleted as airspace is consumed using the units-of-consumption method over the total available airspace, including probable expansion airspace, where appropriate. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

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

Goodwill and Other Intangible Assets

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be consistent with our operating segments: Eastern Canada, Western Canada, Florida, Texas and Arizona. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based upon a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 37% and 40%; (iii) future estimated rate of capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimate to range between 9.0% and 10.0%; and (v) the future terminal value of our reporting unit, which is based upon its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

Fair Value of Financial Instruments

The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. Borrowings under our senior credit facilities as of December 31, 2006 have carrying values that approximate their respective fair values based on the current rate offered to us for instruments with similar market risk and maturities. The fair value of our 9.5% Senior Subordinated Notes at December 31, 2006 is estimated at $165.2 million based on the year end quoted market price.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Closure and Post-Closure Obligations

Accrued closure and post-closure obligations represent an estimate of the current value of the future obligations associated with closure and post-closure monitoring of solid waste landfills. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for closure and post-closure monitoring and maintenance consider site inspection, groundwater monitoring, leachate management, methane gas management and recovery and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas management costs, are also incurred during the operating life of the site in accordance with the landfill operating requirements. Site specific closure and post-closure engineering cost estimates are prepared annually. The impact of changes in estimates is accounted for on a prospective basis.

Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based upon the expected date of the expenditure using an inflation rate of 2.5% and discounting the inflated total to its present value using an 8.0% credit-adjusted risk-free discount rate. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.

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

Advertising Costs

We expense advertising costs as they are incurred. Advertising expense was $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying Statements of Operations.

Risk Management

Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by insurance companies, which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2006 we had posted letters of credit with our U.S. insurer of $9.3 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based upon periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in operations in the periods in which such adjustments become known. Changes in insurance reserves for our U.S. operations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance at the beginning of the year	$4,356	$2,426	$—
Provisions	4,615	4,419	2,978
Payments	(3,475)	(2,210)	(552)
Favorable claim development related to prior periods	(169)	(279)	—

Balance at the end of the year	$5,327	$4,356	$2,426

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, employee stock-based compensation cost recognized in 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations.

Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. For the years ended December 31, 2005 and 2004, stock-based employee compensation expense (benefit) was $0.3 million and $(1.4) million, respectively. For 2005 and 2004, compensation expense (benefit) recognized for employee stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of each reporting period. Changes in the intrinsic value are recognized until such options are exercised, expire or are forfeited.

As a result of adopting SFAS 123(R) on January 1, 2006, our net loss and loss before income taxes for the year ended December 31, 2006, is approximately $1.9 million higher than if we had continued to account for share-based compensation under APB 25. The adoption of this standard had no impact on our provision for income taxes because: (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees. Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows.

We account for the issuance of options or warrants for services from non-employee consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), by estimating the fair value of options or warrants issued using the Black-Scholes pricing model. Variables used in the calculation of fair value include the option or warrant exercise price, the market price of our shares on the grant date, the risk-free interest rate, the life of the option or warrant, expected volatility of our stock and expected dividends. As at December 31, 2006, all options granted to non — employee consultants were fully vested.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. We provide for current taxes on the distributed earnings of our Canadian subsidiaries, in connection with certain tax planning initiatives.

Net Income (Loss) Per Share Information

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year, including 6,323,161 exchangeable shares of Waste Services (CA) (exchangeable for 2,107,720 shares of our common stock) not owned by us as of December 31, 2006. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the year, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the years ended December 31, 2006, 2005 and 2004, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

In connection with the opening of our JED Landfill in Florida in the first quarter of 2004, we re-evaluated and changed the methodology used to define an obligating event, and we segregated the cost pool for the obligation into closure and post-closure obligations and landfill capping obligations. Effective January 1, 2004, we recognize the fair value of the liability for the closure and post-closure obligations over the life of the landfill as waste is placed in the site as opposed to at the time at which the landfill commences operations. Additionally, under our new method, we view landfill capping events, which occur in phases throughout the life of a landfill, as discrete activities that are recognized as asset retirement obligations separately from other closure and post-closure obligations. These capping events occur generally during the operating life of a landfill and can be associated with specific waste placed under an area to be capped. As a result, we use a separate capping rate per ton to recognize the principal amount of the retirement obligation and related asset associated with each capping event. We deplete the asset recorded pursuant to this approach as waste volume, covered by the capping event, is placed into the landfill.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accretion thereby creating a more accurate value of our current and future retirement obligations; and (iv) is the predominant method used in our industry. The effect of this change on basic or diluted loss per share as of December 31, 2004 would have been $0.01.

Recently Issued Accounting Pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted. We adopted the provisions of FSP EITF 00-19-2 during the fourth quarter of 2006. We did not have any cumulative effect adjustments relative to this adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for quantifying the effect on current year financial statement of uncorrected prior year misstatements. SAB 108 is effective for any report for an interim period of the first fiscal period ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretations of SFAS Statement No. 109” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than 50% likely to be realized. This is a change from occurring practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement became effective for us on January 1, 2007 and, based on our analysis, we do not expect FIN 48 to have a material effect on our consolidated results of operations, cash flows or financial position.

3.	Discontinued Operations

In July 2006, we announced the execution of definitive agreements with Allied Waste Industries, Inc. (“Allied Waste”) whereby we will (i) purchase Allied Waste’s hauling, transfer station and recycling operations in Miami, Florida for $63.0 million in cash, and (ii) sell our Arizona hauling, transfer station and landfill operations to Allied Waste for $53.0 million in cash. We anticipate closing on this transaction during the first quarter of 2007. Accordingly, we have presented the net assets and operations of our Arizona operations as discontinued operations for all periods presented. No income tax benefit or provision has been attributed to discontinued operations for all periods presented. During June 2006 we evaluated our Arizona operations for possible impairment, and concluded that no impairment was necessary. Revenue from discontinued operations was $28.0 million, $26.4 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Pre-tax net income (loss) from discontinued operations was $(1.5) million, $0.1 million and $(0.6) million for the years ended December 31, 2006, 2005 and 2004, respectively. Previously, our Arizona operations were reported as part of our “Other Operations” segment. Net assets related to discontinued operations are as follows:

	December 31,
	2006	2005

Accounts receivable	$3,418	$4,202
Prepaid expenses and other current assets	452	1,050

Current assets of discontinued operations	3,870	5,252

Property and equipment	11,803	13,777
Landfill sites	17,229	15,630
Goodwill and other intangible assets	21,433	21,602
Other assets	121	130

Non-current assets of discontinued operations	50,586	51,139

Total assets of discontinued operations	$54,456	$56,391

Accounts payable	$356	$192
Accrued expenses and other current liabilities	3,518	1,635

Current liabilities of discontinued operations	3,874	1,827

Accrued closure, post closure and other obligations	336	210

Non-current liabilities of discontinued operations	336	210

Total liabilities of discontinued operations	$4,210	$2,037

Net assets of discontinued operations	$50,246	$54,354

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to our decision to dispose of our Arizona operations we made a number of acquisitions that comprised our Arizona operations. Details of these acquisitions are as follows:

In July 2003, we purchased Cactus Waste Systems, LLC for $0.6 million in cash and a $1.2 million option that we exercised in September 2003 to purchase an 800-acre site in Pinal County, Arizona, which had been zoned to permit the development of a landfill. During May 2004, we received the permits and authorizations necessary for the operation of the landfill (the “Cactus Landfill”) and as a condition of the purchase, we issued 1,250,000 (pre-reverse split) common shares valued at $5.5 million to the sellers during the second quarter of 2004, which has been capitalized as a cost of the landfill. The Cactus Landfill began operations during July 2004. The sellers are entitled to additional purchase consideration upon the Cactus Landfill achieving certain average tons per day thresholds in any quarter. Should the landfill achieve a maximum 5,000 tons per day, the total contingent payments would not exceed $18.0 million. During 2005 we paid $3.0 million relative to our obligation under this agreement. No other amounts have been paid under this agreement in 2006 or 2004.

During 2004, we acquired the assets of three collection businesses in the metropolitan Phoenix area for aggregate cash consideration of approximately $8.4 million plus the issuance of 989,800 (pre-reverse split) common shares valued at approximately $5.7 million. During 2005, we acquired minor “tuck-in” hauling assets in Arizona for cash consideration of $0.6 million.

4.	Business Combinations, Significant Asset Acquisitions and Disposals of Businesses

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

In May 2003, we acquired the JED Landfill, a newly permitted landfill in central Florida, for $68.1 million in cash, assumed liabilities of $6.2 million and the issuance of 2,050,000 (pre-reverse split) shares of our common stock valued at approximately $9.7 million. In addition, we issued 1,200,000 (pre-reverse split) shares of our common stock valued at approximately $4.8 million in consideration for transaction related services provided to us in connection with the acquisition. The landfill commenced operations during January 2004.

In April 2004, we also completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”) for an aggregate purchase price of approximately $99.0 million in cash, working capital of approximately $2.2 million, and the issuance of 9,250,000 (pre-reverse split) shares of our common stock valued at approximately $51.4 million. Florida Recycling’s operations are based in central Florida, primarily serving the Orlando, Daytona, Fort Myers and Tampa markets. Shortly after the acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling, provided by the sellers, contained misstatements and could not be relied upon. During the first half of 2005 these financial statements were re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 500,000 (pre-reverse split) shares of our common stock. The cash and the shares received (valued at the quoted market price as of September 24, 2004) with a total value of approximately $8.6 million, were recorded as income. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. The gain recognized on the settlement approximated $4.1 million for 2005.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2004, we acquired a permitted undeveloped municipal solid waste landfill in Fort Bend County, Texas (the “Fort Bend Regional Landfill”). The landfill commenced operations during August 2004. The purchase price was comprised of $5.1 million in cash, a seller financed promissory note of $5.0 million, which has since been repaid, and the issuance of 4,375,000 (pre-reverse split) shares of our common stock valued at approximately $25.0 million. The Fort Bend Regional Landfill, which serves the metropolitan Houston, Texas area, is approximately 2,600 acres and has an initial permitted capacity of 47.6 million cubic yards. In addition to the landfill, we acquired a leasehold interest in a fully permitted transfer station site near Houston, which we subsequently constructed and opened in January 2005.

In January 2004, we acquired an industrial-permitted waste landfill site in Saskatchewan, Canada. The purchase price was comprised of $1.1 million in cash and the issuance of 12,000 (pre-reverse split) shares of our common stock valued at approximately $0.1 million.

During 2005, we acquired minor “tuck-in” hauling assets in Canada for aggregate cash consideration of $0.5 million.

In April 2006, we acquired a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 1,269,841 (pre-reverse split) shares of our common stock valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 1,269,842 (pre-reverse split) shares of our common stock valued at approximately $3.7 million, of which 769,842 (pre-reverse split) shares were newly issued and 500,000 (pre-reverse split) shares were transferred from treasury. The acquisition of Taft Recycling will allow us greater access to third party waste volumes that can be disposed of at our JED Landfill in Osceola County, Florida.

In May 2006, we acquired Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 1,155,116 (pre-reverse split) shares of our common stock valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 946,372 (pre-reverse split) shares of our common stock valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.

In June 2006, we acquired Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 4,013,378 (pre-reverse split) shares of our common stock valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, which has recently been issued an expansion permit.

In December 2006, we acquired (i) a construction and demolition waste landfill in Charlotte County, Florida (the “SLD Landfill”), and (ii) Pro Disposal, Inc. (“Pro Disposal”), which operates a roll-off collection and transfer business. The aggregate purchase price for the SLD Landfill and Pro Disposal was $75.0 million in cash. The SLD Landfill, which has a permitted capacity of 15.8 million cubic yards, commenced operations in December 2006. Pro Disposal has collection operations in Lee County, Florida and Collier County, Florida with two transfer stations, one located in Fort Myers and the other in Naples. The transfer stations are both permitted to accept construction and demolition waste volumes. We expect to internalize our Pro Disposal waste volumes into the SLD Landfill.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in asset and business acquisitions for the year ended December 31, 2006 are as follows:

		Liberty Waste	SLD
	Taft	and Sun Country	Landfill and	All
	Recycling	Materials	Pro Disposal	Others	Total

Purchase price:
Cash	$13,300	$20,653	$75,674	$3,949	$113,576
Common stock	7,645	18,936	—	—	26,581

Total purchase price	20,945	39,589	75,674	3,949	140,157

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	125	488	187	—	800
Accounts receivable	952	2,126	1,650	—	4,728
Prepaid expenses and other current assets	10	591	70	—	671
Accounts payable	(462)	(2,724)	(1,889)	—	(5,075)
Accrued expenses and other current liabilities	(252)	(787)	—	(143)	(1,182)

Net working capital	373	(306)	18	(143)	(58)
Property and equipment	3,237	10,272	9,779	1,257	24,545
Landfill sites	—	23,290	49,834	—	73,124
Other assets	—	—	110	—	110
Debt	—	(396)	(422)	—	(818)
Accrued closure, post-closure and other obligations assumed	(73)	(3,796)	(1,459)	—	(5,328)

Net book value of assets acquired and liabilities assumed	3,537	29,064	57,860	1,114	91,575

Excess purchase price to be allocated	$17,408	$10,525	$17,814	$2,835	$48,582

Allocated as follows:
Goodwill	$17,408	$6,043	$12,474	$2,242	$38,167
Other intangible assets	—	4,482	5,340	593	10,415

Total allocated	$17,408	$10,525	$17,814	$2,835	$48,582

For 2006, the above table includes: (i) cash deposits and acquisition related costs of $6.9 million, which relate to the Liberty Waste and Sun Country Materials acquisitions that were paid or deposited prior to 2006 and were capitalized as part of the cost of these acquisitions during 2006 and (ii) a holdback of approximately $2.4 million relative to our acquisition of Pro Disposal.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in asset and business acquisitions, including those now classed under ‘discontinued operations’ elsewhere in this document, for the years ended December 31, 2005 and 2004 are as follows:

		2004
		Allied	Florida	All
	2005	Assets	Recycling	Others	Total

Purchase price:
Cash	$1,122	$45,988	$104,234	$18,350	$168,572
Common stock and warrants	—	—	51,357	36,721	88,078
Seller financed note payable	—	—	—	5,000	5,000

Total purchase price	1,122	45,988	155,591	60,071	261,650

Allocated as follows:
Working capital assumed:
Accounts receivable	—	3,755	7,426	409	11,590
Prepaid expenses and other current assets	25	182	935	69	1,186
Accounts payable	—	—	(8,604)	(738)	(9,342)
Accrued expenses and other current liabilities	(8)	(870)	(4,410)	—	(5,280)

Net working capital	17	3,067	(4,653)	(260)	(1,846)
Property and equipment	810	10,728	23,911	6,044	40,683
Landfill sites	—	—	—	41,982	41,982
Other assets	—	—	271	—	271
Deferred taxes	—	—	—	(334)	(334)
Accrued closure, post-closure and other obligations assumed	—	—	—	(52)	(52)

Net book value of assets acquired and liabilities assumed	827	13,795	19,529	47,380	80,704

Excess purchase price to be allocated	$295	$32,193	$136,062	$12,691	$180,946

Allocated as follows:
Goodwill	$172	$23,201	$108,906	$12,667	$144,774
Other intangible assets	123	8,992	27,156	24	36,172

Total allocated	$295	$32,193	$136,062	$12,691	$180,946

During 2005 we also made the following payments related to previously completed acquisitions and other asset purchases: (i) $2.5 million as additional purchase price for working capital delivered, primarily related to the Allied Assets acquisition and (ii) $1.5 million, 285,715 (pre-reverse split) shares of our common stock valued at approximately $1.1 million and an operating facility in Pinellas with a book value of approximately $0.6 million, for the acquisition of land adjacent to the Sanford Recycling and Transfer Station.

For 2004, the above table includes cash deposits and acquisition related costs of $4.0 million and 1,000,000 (pre-reverse split) shares of our common stock and warrants valued at $5.7 million, which relate to the Florida Recycling acquisition that were paid or deposited during 2003 and were capitalized to the cost of the acquisition during 2004.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market. We expect goodwill generated from these acquisitions to be deductible for income tax purposes.

The following pro forma unaudited condensed consolidated statement of operations data shows the results of our operations for the years ended December 31, 2006, 2005 and 2004 as if completed business combinations had occurred at the beginning of the respective period (in thousands except per share amounts):

	2006	2005	2004

Revenue	$459,814	$432,990	$396,840

Net loss attributable to common shareholders	$(49,330)	$(52,097)	$(58,196)

Basic and diluted net loss per Common Share	$(1.35)	$(1.46)	$(1.76)

Basic and diluted pro forma weighted average number of common shares outstanding	36,500	35,765	33,052

The above table includes revenue of $28.0 million, $26.4 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, and net income (loss) of $(1.5) million, $0.1 million and $(0.6) million for the years ended December 31, 2006, 2005 and 2004, respectively, for our Arizona operations. These pro forma unaudited condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods, or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2006 and 2005:

	2006	2005

Prepaid expenses	$2,991	$2,357
Deferred income taxes	—	4,763
Parts and supplies	1,720	1,673
Other current assets	1,545	1,270

	$6,256	$10,063

6.	Property and Equipment

Property and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005

Land and buildings	$35,275	$24,596
Vehicles	116,747	96,492
Containers, compactors and landfill and recycling equipment	75,935	64,547
Furniture, fixtures, other office equipment and leasehold improvements	10,288	9,393

Total property and equipment	238,245	195,028
Less: Accumulated depreciation	(92,927)	(75,543)

Property and equipment, net	$145,318	$119,485

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in property and equipment are vehicles and equipment under capital leases with an aggregate cost of $0.4 million and $2.8 million and related accumulated depreciation of less than $0.1 million and $1.1 million as of December 31, 2006 and 2005, respectively.

7.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

Landfill sites consist of the following as of December 31, 2006 and 2005:

	2006	2005

Landfill sites	$284,315	$189,280
Less: Accumulated depletion	(46,977)	(32,782)

Landfill sites, net	$237,338	$156,498

On an annual basis, we update the development cost estimates, closure and post-closure and future capacity estimates for our landfills. Future capacity estimates are updated using surveys to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior management on an annual basis.

Changes in landfill sites for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Balance at the beginning of the year	$156,498	$159,385	$115,620
Landfill site construction costs	16,329	8,072	9,912
Landfill site expansion costs	3,162	—	—
Landfill purchase price	73,124	—	36,490
Additional asset retirement obligations	2,287	1,753	857
Purchase price allocation adjustments for prior acquisitions	—	99	5,907
Depletion	(14,019)	(13,106)	(7,995)
Divestitures	—	—	(154)
Capitalized interest	—	—	178
Effect of foreign exchange rate fluctuations	(43)	295	1,044
Change in accounting principle	—	—	(2,474)

Balance at the end of the year	$237,338	$156,498	$159,385

Accrued Closure, Post-Closure and Other Obligations

Accrued closure, post-closure and other obligations consist of the following as of December 31, 2006 and 2005:

	2006	2005

Accrued closure and post-closure obligations	$9,941	$9,074
Deferred income tax liability	22,322	16,206
Capital lease obligations	186	—
Other obligations	450	371

	$32,899	$25,651

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued closure and post-closure obligations include the costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Changes in accrued closure and post-closure obligations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance at the beginning of the year	$9,074	$6,385	$7,737
Additional asset retirement obligations	2,287	1,753	857
Accretion	819	721	459
Acquisitions	4,199	—	52
Payments	(147)	—	—
Divestitures	—	—	(146)
Purchase price allocation adjustments for prior acquisitions	—	—	(92)
Effect of foreign exchange rate fluctuations	(33)	215	349
Change in accounting principle	—	—	(2,831)

Balance at the end of the year	16,199	9,074	6,385
Less: Current portion	(6,258)	—	—

Long-term portion	$9,941	$9,074	$6,385

The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for our permitted landfill sites as of December 31, 2006 are as follows:

	Continuing	Discontinued
	Operations	Operations

2007	$6,258	$—
2008	387	—
2009	4,961	—
2010	3,119	—
2011	6,657	—
Thereafter	175,009	54,083

	$196,391	$54,083

The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of December 31, 2006 and 2005:

	2006	2005

Other intangible assets subject to amortization:
Customer relationships and contracts	$43,964	$34,768
Non-competition agreements and other	3,694	2,744

	47,658	37,512
Less: Accumulated amortization:
Customer relationships and contracts	(17,080)	(12,128)
Non-competition agreements and other	(2,435)	(1,761)

Other intangible assets subject to amortization, net	28,143	23,623
Goodwill	321,892	284,246

Goodwill and other intangible assets, net	$350,035	$307,869

Changes in goodwill by reportable segment for the years ended December 31, 2006 and 2005 are as follows:

	2006
	Florida	Canada	Total

Balance at the beginning of the year	$199,377	$84,869	$284,246
Acquisitions	35,925	2,242	38,167
Purchase price allocation adjustments for prior acquisitions	(258)	—	(258)
Effect of foreign exchange rate fluctuations	—	(263)	(263)

Balance at the end of the year	$235,044	$86,848	$321,892

	2005
	Florida	Canada	Total

Balance at the beginning of the year	$174,629	$85,255	$259,884
Acquisitions	—	163	163
Purchase price allocation adjustments for prior acquisitions	24,748	(3,279)	21,469
Effect of foreign exchange rate fluctuations	—	2,730	2,730

Balance at the end of the year	$199,377	$84,869	$284,246

During the first half of 2005, we revised our estimate of the fair value of customer relationships, non-compete arrangements and certain vehicles and containers acquired as part of the acquisition of Florida Recycling.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets was $5.7 million, $7.0 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated future amortization of other intangible assets based on balances existing at December 31, 2006 is as follows:

2007	$5,352
2008	4,093
2009	3,270
2010	2,850
2011	2,357
Thereafter	10,221

$28,143

As of December 31, 2006, the weighted average amortization period for other intangible assets is as follows:

Customer relationships and contracts	11.5 years
Non-competition agreements and other	3.0 years

9.	Other Assets

Other assets consist of the following as of December 31, 2006 and 2005:

	2006	2005

Debt and redeemable Preferred Stock issue costs, net of accumulated amortization of $3,853 and $4,761 as of December 31, 2006 and 2005, respectively	$9,060	$9,428
Acquisition deposits and deferred acquisition costs	1,048	13,815
Other assets	559	573

	$10,667	$23,816

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2006 and 2005:

	2006	2005

Deferred revenue	$9,568	$9,145
Accrued compensation, benefits and subcontractor costs	9,670	7,849
Accrued waste disposal costs	6,405	6,909
Accrued insurance	5,327	4,360
Accrued interest	3,557	4,207
Accrued acquisition costs	3,651	1,637
Accrued closure and post-closure obligations	6,258	—
Accrued professional fees	2,829	1,651
Accrued royalties	1,150	161
Current portion of capital lease obligations	79	454
Other accrued expenses and current liabilities	5,982	2,692

	$54,476	$39,065

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Debt consists of the following as of December 31, 2006 and 2005:

	2006	2005

Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 10.0% (adjusted to 8.1% in January 2007) and 7.9% as of December 31, 2006 and 2005, respectively, due $613 per quarter to March 2010, $59,322 per quarter thereafter, due March 2011	245,260	123,250
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.3% to 4.5%, due through 2025	2,041	—
Other subordinated notes payable, interest at 6.7%, due through 2017	2,787	2,965

	410,088	286,215
Less: Current portion	(3,975)	(1,365)

Long-term portion	$406,113	$284,850

The aggregate annual principal repayments required in respect to debt as of December 31, 2006 are as follows:

2007	$3,975
2008	2,772
2009	2,792
2010	178,940
2011	59,595
Thereafter	162,014

$410,088

Senior Secured Credit Facilities

On April 30, 2004, we entered into Senior Secured Credit Facilities (the “Credit Facilities”) with a syndicate of lenders. The Credit Facilities consist of a five-year revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a seven-year term loan facility in the amount of $100.0 million. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of December 31, 2006, there were no amounts outstanding on the revolving credit facility, while $22.1 million of capacity was used to support outstanding letters of credit.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our existing Credit Facilities. We drew $48.0 million of this facility to refinance amounts then outstanding under our existing revolving credit facility and to finance certain acquisitions.

On December 28, 2006, we entered into the Second Amended and Restated Credit Agreement, replacing the previous credit agreement, with Lehman Brothers, Inc. as Arranger, and the other lenders named therein. The amended and restated agreement increased the amount of term loans outstanding by $100.0 million to $245.3 million in total, reduced the current interest rate on the term loans by 25 basis points from the previously effective rate to LIBOR plus 2.75% and provided for certain other modifications.

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of December 31, 2006, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

12.	Cumulative Mandatorily Redeemable Preferred Shares

In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso 7,150,000 (pre-reverse split) warrants to purchase shares of our common stock for $3.00 (pre-reverse split) per share. The warrants had an allocated value of $14.8 million and are classified as a component of equity. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock were non-voting and entitled the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears.

In December 2006, we exchanged and/or redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference on the date of redemption approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Statement of Operations and Comprehensive Loss.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Leases

The following is a schedule of future minimum capital and operating lease payments as of December 31, 2006:

		Operating Leases
	Capital	Continuing	Discontinued
	Leases	Operations	Operations

2007	$93	$4,203	$1,142
2008	71	3,686	1,002
2009	132	2,613	770
2010	—	2,204	780
2011	—	2,141	802
Thereafter	—	8,189	338

	296	$23,036	$4,834

Less: Amount representing interest	(31)

	265
Less: Current portion of capital lease obligations	(79)

Long-term capital lease obligations	$186

We have entered into operating lease agreements, primarily consisting of leases for our various facilities. Total rent expense under operating leases charged to operations was approximately $3.3 million, $2.4 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. We lease certain heavy equipment and hauling vehicles under capital lease agreements. The assets related to these leases have been capitalized and are included in property and equipment. All capital lease obligations relate to our continuing operations.

Surety Bonds and Letters of Credit

Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $74.6 million and $65.5 million as of December 31, 2006 and 2005, respectively. The majority of these obligations expire each year and will need to be renewed.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposal Agreement

On November 22, 2002, we entered into a Put or Pay Disposal Agreement (the “Disposal Agreement”) with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc., collectively the RCI Companies, and Intersan Inc. (“Intersan”), a subsidiary of Waste Management of Canada Corporation (formerly Canadian Waste Services, Inc.), pursuant to which we, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the 5 year period from the date of the Disposal Agreement, 850,000 metric tonnes of waste per year, and for the next 2 years after the expiration of the first 5 year term, 710,000 metric tonnes of waste per year at a fixed disposal rate set out in the Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site we are also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. The companies within the RCI Group are controlled by a director of ours and/or individuals related to that director.

Concurrent with the Disposal Agreement, we entered into a three-year agreement with Canadian Waste Services, Inc. to allow us to deliver up to 75,000 tons in year one and up to 100,000 tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton, which has now expired.

Collective Bargaining Agreements

As of December 31, 2006, approximately 48% of our employees in Canada were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We intend to vigorously defend these actions both with respect to liability and damages. No provision has been made in these financial statements for the above matters. We do not believe that the possible losses in respect of all or any of these matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages, or in excess of $75.0 million. On February 9, 2007, the Court granted summary judgment dismissing all of our claims. We intend to appeal this judgment.

Registration Rights Agreements

In March 2005, pursuant to a bank amendment entered into in October 2004, we received an equity investment of $7.5 million ($6.8 million net). As consideration we issued 2,640,845 (pre-reverse split) shares of our common stock and 264,085 (pre-reverse split) warrants to purchase our common stock at $2.84 (pre-reverse split) per share. We also entered into a registration rights agreement that required us to use our best commercial efforts to obtain and maintain an effective registration statement. The registration rights agreement does not provide for penalties or monetary consideration for our failure to obtain, or maintain, an effective registration statement.

During 2006, we issued 6,114,866 (pre-reverse split) shares of our common stock in connection with our acquisitions of Liberty Waste and Sun Country Materials, which are subject to a registration rights agreement that provides for the shares to be registered six months after request for registration. The request for registration was received on June 30, 2006. A registration statement in accordance with the registration rights agreement was declared effective on February 5, 2007, and subsequently only partial damages will be paid to the holders.

In November 2006, we entered into a subscription agreement with Westbury (Bermuda) Limited (“Westbury”) and Prides Capital, LLC (“Prides”) pursuant to which we agreed through a private placement to issue an aggregate of 7,000,001 shares of our common stock to Westbury and Prides for a purchase price of $66.5 million. We also entered into an exchange and redemption agreement with Kelso pursuant to which we have agreed through a private placement to issue 2,894,737 shares of our common stock to Kelso in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. In connection with this private placement, we entered into a registration rights agreement with these purchasers whereby within 15 days of the closing date of the private placement (December 15, 2006) we have agreed to have a registration statement filed with the SEC to register the common shares for resale under the Securities Act. After the filing of the registration statement, we have 90 days to have the registration agreement declared effective by the SEC. Should we be late or are unable to keep the registration statement effective, we may be subject to penalties of 1.0% of the proceeds per 30 day period, not to exceed 12.0% in the aggregate. On December 21, 2006 we filed a Form S-3 seeking to register these shares and on February 5, 2007 the registration statement was declared effective.

Other Commitments

In December 2003, we issued 600,000 (pre-reverse split) common shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we would reimburse the seller for the loss on sale of shares below $4.75 (pre-reverse split) per share. During the first quarter of 2006, we received a claim for reimbursement and full settlement under the agreement of $0.9 million, which was charged to additional paid-in capital.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. These agreements are usually based upon the amount of waste deposited at our landfill sites, or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.

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

The terms of the exchangeable shares of Waste Services (CA) are the economic and functional equivalent of our common stock. Holders of exchangeable shares will (i) receive the same dividends as holders of shares of our common stock and (ii) be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one-third of one vote for each exchangeable share).

Upon the occurrence of certain events, such as the liquidation of Waste Services (CA), or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for one-third of one share of our common stock, plus all declared and unpaid dividends on the exchangeable share and payment for any fractional shares. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any anytime at their option, to exchange their exchangeable shares for shares of our common stock on the basis of one-third of a share of our common stock for each one exchangeable share.

Equity Placements

On December 15, 2006, we issued 7,000,001 shares of our common stock to Westbury and Prides for a purchase price of $66.5 million. We also issued 2,894,737 shares of our common stock to Kelso in exchange for shares of our previously outstanding Preferred Stock in an amount equal to $27.5 million, all of which were owned by Kelso.

On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, thereby requiring Mr. DeGroote to purchase 2,640,845 (pre-reverse split) shares of our common stock and 264,085 (pre-reverse split) common stock purchase warrants for $7.5 million on or before March 28, 2005. This equity infusion was required as a condition to our amended Credit Facility.

On April 30, 2004, we raised approximately $50.7 million, after deducting expenses of approximately $2.9 million, from the sale of 13,400,000 (pre-reverse split) common shares and 1,340,000 (pre-reverse split) common stock purchase warrants in private placement transactions to certain investors. Sanders Morris Harris Inc. acted as the placement agent for the issuance and was paid a placement agent fee of approximately $2.7 million. Don A. Sanders, a director of ours at the time of such issuance, is a principal of Sanders Morris Harris Inc.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

We have a 1997 Stock Option Plan and a 1999 Stock Option Plan. All options granted under the 1997 and 1999 Stock Option Plans have been granted at or above market price. Under the 1997 Stock Option Plan, we may grant options to acquire shares of our common stock up to a maximum of 10.0% of the then issued and outstanding common shares on an as converted basis. All of the options issued under the 1997 plan vested on completion of the initial public offering of our securities. No options remain outstanding under the 1997 plan as of December 31, 2005.

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

Certain of our options are priced in Canadian dollars and certain options are priced in U.S. dollars. Stock option activity, for employee options covered by the 1997 and 1999 Stock Option Plans for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Options outstanding at the beginning of the year	4,187,833	4,217,654	2,602,233
Options granted	55,000	292,000	1,824,000
Options exercised	—	(5,000)	(64,167)
Options forfeited	(181,167)	(277,833)	(102,667)
Options expired	(946,166)	(38,988)	(41,745)

Options outstanding at the end of the year	3,115,500	4,187,833	4,217,654

Weighted average exercise price: (US$ Options)
Options granted	$9.99	$10.80	$14.46
Options exercised	—	10.59	11.19
Options forfeited	13.35	15.15	14.82
Options expired	13.02	12.00	34.71
Weighted average exercise price: (C$ Options In C$)
Options granted	$—	$—	$22.11
Options exercised	—	—	15.66
Options forfeited	15.96	19.47	19.41
Options expired	15.45	47.97	54.15

No options were exercised during 2006. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was less than $0.1 million and $0.2 million, respectively. The weighted-average grant-date fair value of options granted was $6.36, $10.80 and $6.99 for the years ended December 31, 2006, 2005 and

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, respectively. The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2006	2005	2004

Annual dividend yield	—	—	—
Weighted average expected life (years)	3.0	2.8	3.0
Risk-free interest rate	4.83%	2.57% — 4.62%	2.57% — 3.25%
Expected volatility	38%	39%	84%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for a term commensurate with the expected life of the options issued. We believe this method produces an estimate that is representative of our expectations of the volatility over the expected life of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based upon share option exercises, pre and post vesting terminations and share option term expirations. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

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

As a result of adopting SFAS 123(R) our net loss from continuing operations for the year ended December 31, 2006 was reduced by $1.9 million ( and $1.9 million net of tax). The effect on both basic and diluted loss per share was $0.05.

As of December 31, 2006, $0.4 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 0.4 years. Additional information relative to our employee options outstanding at December 31, 2006 is summarized as follows:

	Options	Options
	Outstanding	Exercisable

Number of U.S. dollar denominated options	1,962,833	1,693,833
Number of Canadian dollar denominated options	1,152,667	1,152,667
Total number of options	3,115,500	2,846,500
Aggregate intrinsic value of options	$46	$42
Weighted average remaining contractual term (years)	2.1	2.0
Weighted average exercise price — U.S. dollar denominated options	$13.35	$13.80
Weighted average exercise price — Canadian dollar denominated options	$20.55	$20.55

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. As of December 31, 2006, we have not provided for forfeitures relative to our unvested stock options outstanding under our stock option plans due to the relatively short vesting period remaining on these options and the de minimus nature of potential future forfeitures for these options.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the years ended December 31, 2005 and 2004:

	2005	2004

Net loss as reported	$(50,290)	$(48,154)
Add: Employee compensation expense (benefit) for equity awards included in the determination of net loss as reported	344	(1,420)
Less: Stock based employee compensation expense for equity awards determined by the fair value based method prescribed under SFAS 123	(9,994)	(8,892)

Pro forma net loss	$(59,940)	$(58,466)

Basic and diluted loss per share:
As reported	$(1.53)	$(1.63)

Pro forma	$(1.82)	$(1.99)

The above pro forma disclosures are provided for 2005 and 2004 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for 2006 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for such periods.

Warrants

We have outstanding warrants to purchase shares of our common stock. The following table summarizes these warrants for the years ended December 31, 2006, 2005 and 2004 (showing the number of shares of our common stock that can be purchased on exercise):

	2006		2005		2004
	Number of	Warrant	Number of	Warrant	Number of	Warrant
	Warrants	Price Ranges	Warrants	Price Ranges	Warrants	Price Ranges

Warrants outstanding at the beginning of the year	5,064,850	$8.10 - $17.25	5,076,705	$8.10 - $17.25	4,603,505	$8.10 - $14.10
Warrants issued during the year	—	—	88,028	$8.52	513,333	$4.00 - $17.25
Warrants exercised during the year	(20,444)	$9.00	(49,883)	$9.00 - $9.60	(40,133)	$9.00
Warrants expired during the year	—	—	(50,000)	$11.82	—	—

Warrants outstanding at the end of the year	5,044,406	$8.10 - $17.25	5,064,850	$8.10 -$17.25	5,076,705	$8.10 - $17.25

Warrants exercisable at the end of the year	5,022,184	$8.10 - $17.25	5,020,406	$8.10 -$17.25	5,010,038	$8.10 - $17.25

The weighted average exercise price of warrants that were exercisable was $9.36, $9.30 and $9.33 as of December 31, 2006, 2005 and 2004, respectively. The weighted average remaining contractual life of warrants outstanding at December 31, 2006 was 1.7 years.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

The income tax provision for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	—	—
Canada	1,816	555	369

Current income tax provision	1,816	555	369

Deferred:
Federal and state deferred	6,436	5,452	3,983
Foreign deferred	4,568	6,129	3,235

Deferred income tax provision	11,004	11,581	7,218

Provision for income taxes	$12,820	$12,136	$7,587

Pre-tax loss from our continuing U.S. operations was $49.1 million, $53.1 million and $50.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Pre-tax income from our Canadian operations was $14.8 million, $14.8 million and $9.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The reconciliation of the difference between income taxes at the statutory U.S. federal and Canadian federal and provincial income tax rates and the income tax provision before cumulative effect of change in accounting principle for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Provision at statutory rate	$(12,408)	$(13,263)	$(14,277)
State, net of federal benefit	(1,787)	(1,912)	(2,042)
Non-deductible stock based compensation	140	377	514
Non-deductible interest expense and preferred stock dividends	7,919	7,490	6,921
Non-deductible foreign exchange (gains) and loss	538	146	(16)
Other permanent differences	478	710	(601)
Distributed earnings in foreign subsidiary	3,033	2,430	1,866
Valuation allowance	14,907	15,922	14,953
Large corporations tax	—	236	269

Income tax provision	$12,820	$12,136	$7,587

The income tax provision of $0.1 million for the year ended December 31, 2004 related to the cumulative effect of change in accounting principle and was provided at statutory rates.

The income tax provision (benefit) of $(0.6) million, $0.1 million and $(0.2) million for the years ended December 31, 2006, 2005 and 2004, respectively, related to discontinued operations and was provided at statutory rates.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consist of the following as of December 31, 2006, 2005 and 2004:

	2006	2005	2004

Deferred income tax assets:
Tax loss carry forward — U.S.	$43,675	$31,922	$18,237
Foreign tax credit carry forward — U.S.	1,155	—	—
Tax loss carry forward — Canada	—	4,763	10,602
Accruals not currently deductibles — U.S.	4,266	755	2,004
Less: Valuation allowance — U.S.	(49,096)	(32,677)	(18,375)

Net deferred tax assets	—	4,763	12,468
Deferred income tax liabilities:
Book basis in property and goodwill in excess of tax basis — U.S.	(15,872)	(9,436)	(3,984)
Book basis in property and goodwill in excess of tax basis — Canada	(6,450)	(6,770)	(9,400)
Undistributed earnings in foreign subsidiary — U.S.	—	—	(1,866)

Net deferred income tax liability	(22,322)	(11,443)	(2,782)
Less: current portion of deferred taxes	—	(4,763)	—

Net deferred income tax liability long-term	$(22,322)	$(16,206)	$(2,782)

Due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our U.S. net operating loss carry forwards and deferred tax assets, net of certain deferred tax liabilities. We have provided for current taxes on the distributed earnings of our Canadian subsidiaries in connection with certain tax planning initiatives. As of December 31, 2006, we have approximately $109.2 million of gross net operating loss carry-forwards, which expire from 2023 to 2026. As of December 31, 2006, we have foreign tax credit carry-forwards of approximately $1.2 million, which expire during 2016.

For tax purposes generally, goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

Changes in the deferred tax valuation allowance for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Balance at the beginning of the year	$32,677	$18,375	$2,641
Additions to valuation allowance	14,907	15,922	14,953
Increase due to acquisitions	1,327	—	—
Increase due to foreign tax credit carry-forwards	1,155	—	—
Adjustments to valuation allowance	(970)	(1,620)	781

Balance at the end of the year	$49,096	$32,677	$18,375

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Net Loss Per Share Information

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Numerator:
Net loss	$(48,531)	$(50,290)	$(48,154)

Denominator:
Basic and diluted weighted average number of common shares outstanding	35,354	32,880	29,410

Antidilutive securities not included in the diluted earnings per share calculation:
Options to purchase Common Shares	1	14	99
Warrants to purchase Common Shares	245	719	729

	246	733	828

17.	Retirement Plan

We sponsor a defined contribution Deferred Profit Sharing Plan (“DPSP”) for our Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to a Registered Retirement Savings Plan, subject to certain governmental limits and restrictions. We match 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after the employee has two years of participation in the DPSP. The matched contributions totaled approximately $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2004, we established a 401(k) Plan for employees located in the United States. The domestic plan provides for employees to contribute up to 50% of their eligible compensation, subject to certain IRS limits. Since the inception of the 401(k) Plan, we have provided a discretionary match of 50% of the employee contributions, on the first 6% of the employee’s contribution. Participant contributions vest immediately and employer contributions vest after two years of employment. The 401(k) Plan also provides for a loan provision, with limitation. We matched contributions totaling approximately $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

18.	Segment Information

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

We believe our Canadian geographic segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) these segments are economically similar, (ii) the nature of the service, waste collection and disposal, is the same and transferable across locations; (iii) the type and class of customer is consistent among

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regions/districts; (iv) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (v) the regulatory environment is consistent within Canada. We do not have significant (in volume or dollars) inter-segment related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.” For information regarding our geographic areas refer to Note 22.

Summarized financial information concerning our reportable segments as of and for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006
			All Other
	Florida	Canada	Operations	Corporate	Total

Revenue	$203,381	$188,028	$4,714	$—	$396,123
Depreciation, depletion and amortization	23,762	15,981	1,628	1,442	42,813
Income (loss) from operations	26,081	29,332	(395)	(38,708)	16,310
Capital expenditures	22,156	21,265	2,623	1,241	47,285
Total assets	482,776	203,754	46,883	77,194	810,607

	2005
			All Other
	Florida	Canada	Operations	Corporate	Total

Revenue	$187,041	$166,331	$2,684	$—	$356,056
Depreciation, depletion and amortization	20,044	18,045	992	1,580	40,661
Income (loss) from operations	11,572	23,622	(1,082)	(23,220)	10,892
Capital expenditures	16,581	9,670	923	1,719	28,893
Total assets	398,255	191,108	44,970	37,665	671,998

	2004
			All Other
	Florida	Canada	Operations	Corporate	Total

Revenue	$144,089	$142,718	$298	$—	$287,105
Depreciation, depletion and amortization	15,588	15,392	179	998	32,157
Income (loss) from operations	8,170	16,550	(332)	(16,248)	8,140
Capital expenditures	14,687	12,054	9,793	1,289	37,823
Total assets	368,619	196,204	45,150	60,853	670,826

19.	Related Party Transactions

During 2004, David Sutherland-Yoest, our Chairman and Chief Executive Officer, used the services of an aircraft owned by Gary W. DeGroote, at a total cost of C$0.2 million. This amount was based upon the fixed and operating expenses of the aircraft.

Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our Chairman and Chief Executive Officer, was employed by us for each of the three years ended 2006 as Executive Vice President and Chief Operating Officer, Western Canada and received C$0.6 million, C$0.5 million and C$0.5 million in employment compensation for the years ended December 31, 2006, 2005 and 2004, respectively. This compensation was consistent with compensation paid to other executives in similar positions.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004 and 2005, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Lucien Rémillard with respect to our potential acquisition of the solid waste collection and disposal assets owned by a company controlled by Mr. Rémillard in Quebec. In connection with these negotiations, we reimbursed Mr. Rémillard’s company for expenses in the aggregate amount of approximately C$3.2 million for services provided by third parties to December 31, 2005 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. In April 2006, we ceased being actively engaged in negotiations with Mr. Rémillard.

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

20.	Supplementary Cash Flow Information

Supplemental non-cash financing activities and other cash flow information for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Common Shares issued relative to acquisitions	$26,581	$1,146	$88,078
Amounts accrued for capital expenditures	2,354	1,543	—
Capital expenditures financed with notes payable	1,202	—	—
Other cash flow information:
Cash paid for interest	$31,555	$26,847	$15,782
Cash paid for income taxes	853	683	341

During 2006, we exchanged and/or redeemed our Preferred Stock for approximately $103.1 million, of which approximately $75.6 million was paid in cash and $27.5 million was redeemed through an exchange of 2,894,737 shares of our common stock. Of the total $103.1 million Preferred Stock redeemed, approximately $48.1 million relates to accrued dividends.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for 2006 and 2005 (in thousands of U.S. dollars, except per share amounts) (See also Note 4 — Business Combinations, Significant Asset Acquisitions and Disposals of Businesses):

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$88,560	$101,587	$104,932	$101,044
Income (loss) from operations	(4,304)	4,824	8,106	7,684
Net loss from continuing operations	(18,026)	(11,212)	(8,114)	(9,716)
Net income (loss) from discontinued operations	(739)	136	(479)	(381)
Net loss	(18,765)	(11,076)	(8,593)	(10,097)
Basic and diluted loss per share:
Loss per share — continuing operations	$(0.54)	$(0.33)	$(0.22)	$(0.26)
Income (loss) per share — discontinued operations	(0.02)	0.01	(0.02)	(0.01)

Loss per share — basic and diluted	$(0.56)	$(0.32)	$(0.24)	$(0.27)

Shares used in computing per share amounts	33,377	34,130	36,066	37,788

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$82,907	$88,853	$94,535	$89,761
Income (loss) from operations	(437)	921	6,239	4,169
Net loss from continuing operations	(14,425)	(14,374)	(9,680)	(11,945)
Net income (loss) from discontinued operations	158	(140)	269	(153)
Net loss	(14,267)	(14,514)	(9,411)	(12,098)
Basic and diluted loss per share:
Loss per share — continuing operations	$(0.44)	$(0.44)	$(0.29)	$(0.36)
Income (loss) per share — discontinued operations	—	—	0.01	—

Loss per share — basic and diluted	$(0.44)	$(0.44)	$(0.28)	$(0.36)

Shares used in computing per share amounts	32,172	33,024	33,137	33,172

22.	Condensed Consolidating Financial Statements

Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations and the guarantees of its domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are Consolidating Balance Sheets as of December 31, 2006 and 2005 and the related Condensed Consolidating Statements of Operations and Cash Flows for each of the three years ended December 31, 2006 of Waste Services and the guarantor subsidiaries (“Guarantors”), our domestic operations, and the subsidiaries which are not guarantors (“Non-guarantors”), our Canadian operations. Changes in our investment in subsidiary balances are primarily affected by equity earnings in investee, changes in accumulated other comprehensive income, subsidiary stock-based compensation and contributions (distributions) from/to parent. These condensed consolidating statements have been re-cast to reflect Waste Services, Inc. as the parent from the earliest period presented:

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,753	$5,779	$—	$8,532
Accounts receivable, net	24,801	27,660	—	52,461
Prepaid expenses and other current assets	2,894	3,362	—	6,256
Current assets of discontinued operations	3,870	—	—	3,870

Total current assets	34,318	36,801	—	71,119
Property and equipment, net	76,117	69,201	—	145,318
Landfill sites, net	223,507	13,831	—	237,338
Goodwill and other intangible assets, net	262,056	87,979	—	350,035
Other assets	10,667	—	—	10,667
Due from affiliates	—	344	(344)	—
Investment in subsidiary	167,448	—	(167,448)	—
Non-current assets of discontinued operations	50,586	—	—	50,586

Total assets	$824,699	$208,156	$(167,792)	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,600	$11,433	$—	$24,033
Accrued expenses and other current liabilities	39,013	15,463	—	54,476
Short-term financing and current portion of long-term debt	3,975	—	—	3,975
Current liabilities of discontinued operations	3,874	—	—	3,874

Total current liabilities	59,462	26,896	—	86,358
Long-term debt	406,113	—	—	406,113
Accrued closure, post-closure and other obligations	19,087	13,812	—	32,899
Cumulative mandatorily redeemable Preferred Stock	—	—	—	—
Due to affiliates	344	—	(344)	—
Non-current liabilities of discontinued operations	336	—	—	336

Total liabilities	485,342	40,708	(344)	525,706

Shareholders’ equity:
Common stock of Waste Services, Inc	438	—	—	438
Other equity	338,919	167,448	(167,448)	338,919

Total shareholders’ equity	339,357	167,448	(167,448)	339,357

Total liabilities and shareholders’ equity	$824,699	$208,156	$(167,792)	$865,063

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$3,680	$5,206	$—	$8,886
Accounts receivable, net	21,236	24,145	—	45,381
Prepaid expenses and other current assets	1,969	8,094	—	10,063
Current assets of discontinued operations	5,252	—	—	5,252

Total current assets	32,137	37,445	—	69,582
Property and equipment, net	53,576	65,909	—	119,485
Landfill sites, net	146,398	10,100	—	156,498
Goodwill and other intangible assets, net	221,674	86,195	—	307,869
Other assets	10,262	13,554	—	23,816
Due from affiliates	—	2,295	(2,295)	—
Investment in subsidiary	177,883	—	(177,883)	—
Non-current assets of discontinued operations	51,139	—	—	51,139

Total assets	$693,069	$215,498	$(180,178)	$728,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,472	$11,487	$—	$25,959
Accrued expenses and other current liabilities	26,276	12,789	—	39,065
Short-term financing and current portion of long-term debt	1,365	—	—	1,365
Current liabilities of discontinued operations	1,827	—	—	1,827

Total current liabilities	43,940	24,276	—	68,216
Long-term debt	284,850	—	—	284,850
Accrued closure, post-closure and other obligations	12,312	13,339	—	25,651
Cumulative mandatorily redeemable Preferred Stock	84,971	—	—	84,971
Due to affiliates	2,295	—	(2,295)	—
Non-current liabilities of discontinued operations	210	—	—	210

Total liabilities	428,578	37,615	(2,295)	463,898

Shareholders’ equity:
Common stock of Waste Services, Inc	937	—	—	937
Other equity	263,554	177,883	(177,883)	263,554

Total shareholders’ equity	264,491	177,883	(177,883)	264,491

Total liabilities and shareholders’ equity	$693,069	$215,498	$(180,178)	$728,389

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$208,095	$188,028	$—	$396,123
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	142,278	128,176	—	270,454
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	35,525	23,416	—	58,941
Deferred acquisition costs	439	5,173	—	5,612
Depreciation, depletion and amortization	25,431	17,382	—	42,813
Foreign exchange gain and other	494	1,499	—	1,993
Equity earnings in investees	(5,598)	—	5,598	—

Income from operations	9,526	12,382	(5,598)	16,310
Interest expense	30,506	399	—	30,905
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	19,653	—	—	19,653

Income (loss) from continuing operations before income taxes	(40,633)	11,983	(5,598)	(34,248)
Income tax provision	6,435	6,385	—	12,820

Net income (loss) from continuing operations	(47,068)	5,598	(5,598)	(47,068)
Net loss from discontinued operations	(1,463)	—	—	(1,463)

Net income (loss)	$(48,531)	$5,598	$(5,598)	$(48,531)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$189,725	$166,331	$—	$356,056
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	144,662	111,013	—	255,675
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	29,926	23,197	—	53,123
Settlement with sellers of Florida Recycling	(4,120)	—	—	(4,120)
Depreciation, depletion and amortization	21,305	19,356	—	40,661
Foreign exchange loss (gain) and other	(746)	571	—	(175)
Equity earnings in investees	(5,264)	—	5,264	—

Income from operations	3,962	12,194	(5,264)	10,892
Interest expense	27,950	246	—	28,196
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	20,984	—	—	20,984

Income (loss) from continuing operations before income taxes	(44,972)	11,948	(5,264)	(38,288)
Income tax provision	5,452	6,684	—	12,136

Net income (loss) from continuing operations	(50,424)	5,264	(5,264)	(50,424)
Net income from discontinued operations	134	—	—	134

Net income (loss)	$(50,290)	$5,264	$(5,264)	$(50,290)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$144,387	$142,718	$—	$287,105
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	108,521	96,991	—	205,512
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	28,535	21,796	—	50,331
Settlement with sellers of Florida Recycling	(8,635)	—	—	(8,635)
Depreciation, depletion and amortization	15,841	16,316	—	32,157
Foreign exchange gain and other	(23)	(377)	—	(400)
Equity earnings in investees	(4,403)	—	4,403	—

Income from operations	4,551	7,992	(4,403)	8,140
Interest expense	30,522	321	—	30,843
Change in fair value of warrants	—	(111)	—	(111)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	17,582	—	—	17,582

Income (loss) from continuing operations before income taxes	(43,553)	7,782	(4,403)	(40,174)
Income tax provision	3,983	3,604	—	7,587

Net income (loss) from continuing operations	(47,536)	4,178	(4,403)	(47,761)
Net loss from discontinued operations	(618)	—	—	(618)

Income (loss) before cumulative effect of change in accounting principle	(48,154)	4,178	(4,403)	(48,379)
Cumulative effect of change in accounting principle, net of provision for income taxes of $132	—	225	—	225

Net income (loss) attributable to common shareholders	$(48,154)	$4,403	$(4,403)	$(48,154)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$2,213	$36,723	$—	$38,936

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(99,583)	(3,949)	—	(103,532)
Capital expenditures	(24,977)	(22,308)	—	(47,285)
Proceeds from asset sales and business divestitures	4,557	596	—	5,153
Deposits for business acquisitions and other	(1,626)	—	—	(1,626)
Intercompany	—	(9,936)	9,936	—

Net cash used in continuing operations	(121,629)	(35,597)	9,936	(147,290)
Net cash used in discontinued operations	(1,717)	—	—	(1,717)

Net cash used in investing activities	(123,346)	(35,597)	9,936	(149,007)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	154,000	3,527	—	157,527
Principal repayments of debt and capital lease obligations	(33,033)	(3,993)	—	(37,026)
Sale of common shares and warrants	66,500	—	—	66,500
Proceeds from the exercise of options and warrants	165	—	—	165
Retirement of cumulative mandatorily redeemable Preferred Stock	(75,557)	—	—	(75,557)
Fees paid for financing transactions	(1,805)	—	—	(1,805)
Intercompany	9,936	—	(9,936)	—

Net cash provided by (used in) financing activities	120,206	(466)	(9,936)	109,804

Effect of exchange rate changes on cash and cash equivalents	—	(87)	—	(87)

Increase (decrease) in cash and cash equivalents	(927)	573	—	(354)
Cash and cash equivalents at the beginning of the year	3,680	5,206	—	8,886

Cash and cash equivalents at the end of the year	$2,753	$5,779	$—	$8,532

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,912)	$38,565	$—	$24,653

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(3,968)	(497)	—	(4,465)
Capital expenditures	(17,526)	(11,367)	—	(28,893)
Proceeds from asset sales and business divestitures	2,487	711	—	3,198
Deposits for business acquisitions and other	(73)	(973)	—	(1,046)
Intercompany	—	(23,300)	23,300	—

Net cash used in continuing operations	(19,080)	(35,426)	23,300	(31,206)
Net cash used in discontinued operations	(8,305)	—	—	(8,305)

Net cash used in investing activities	(27,385)	(35,426)	23,300	(39,511)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	25,000	—	—	25,000
Principal repayments of debt and capital lease obligations	(16,166)	(538)	—	(16,704)
Sale of common shares and warrants	7,125	—	—	7,125
Proceeds from the exercise of options and warrants	521	—	—	521
Fees paid for financing transactions	(995)	—	—	(995)
Intercompany	23,300	—	(23,300)	—

Net cash provided by (used in) financing activities — continuing operations	38,785	(538)	(23,300)	14,947

Effect of exchange rate changes on cash and cash equivalents	—	321	—	321

Increase (decrease) in cash and cash equivalents	(2,512)	2,922	—	410
Cash and cash equivalents at the beginning of the year	6,192	2,284	—	8,476

Cash and cash equivalents at the end of the year	$3,680	$5,206	$—	$8,886

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(682)	$25,362	$—	$24,680

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(154,792)	(1,124)	—	(155,916)
Capital expenditures	(24,773)	(13,050)	—	(37,823)
Proceeds from asset sales and business divestitures	14,231	—	—	14,231
Deposits for business acquisitions and other	1,359	(2,910)	—	(1,551)
Intercompany	—	(78,985)	78,985	—

Net cash used in continuing operations	(163,975)	(96,069)	78,985	(181,059)
Net cash used in discontinued operations	(17,149)	—	—	(17,149)

Net cash used in investing activities	(181,124)	(96,069)	78,985	(198,208)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	283,000	—	—	283,000
Principal repayments of debt and capital lease obligations	(186,031)	(1,127)	—	(187,158)
Sale of common shares and warrants	—	53,600	—	53,600
Proceeds from release of restricted cash and release of (deposits on) collateral supporting letters of credit	14,433	9,908	—	24,341
Proceeds from the exercise of options and warrants	—	1,041	—	1,041
Fees paid for financing transactions	(11,218)	(2,923)	—	(14,141)
Intercompany	78,985	—	(78,985)	—

Net cash provided by financing activities — continuing operations	179,169	60,499	(78,985)	160,683

Effect of exchange rate changes on cash and cash equivalents	—	273	—	273

Decrease in cash and cash equivalents	(2,637)	(9,935)	—	(12,572)
Cash and cash equivalents at the beginning of the year	8,829	12,219	—	21,048

Cash and cash equivalents at the end of the year	$6,192	$2,284	$—	$8,476