Form 10-Q
period 2007-03-31
WASTE SERVICES, INC.
filed 2007-04-26
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 23, 2007 was 45,972,748 (assuming exchange of 6,307,862 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,102,620 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,520	$8,532
Accounts receivable (net of allowance for doubtful accounts of $531 and $574 as of March 31, 2007 and December 31 2006, respectively)	57,455	52,461
Prepaid expenses and other current assets	8,144	6,256
Current assets of discontinued operations	—	3,870

Total current assets	73,119	71,119

Property and equipment, net	159,871	145,318
Landfill sites, net	235,696	237,338
Goodwill and other intangible assets, net	402,111	350,035
Other assets	21,001	10,667
Non-current assets of discontinued operations	—	50,586

Total assets	$891,798	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,371	$24,033
Accrued expenses and other current liabilities	62,725	54,476
Short-term financing and current portion of long-term debt	2,746	3,975
Current liabilities of discontinued operations	—	3,874

Total current liabilities	88,842	86,358
Long-term debt	431,024	406,113
Accrued closure, post-closure and other obligations	34,322	32,899
Non-current liabilities of discontinued operations	—	336

Total liabilities	554,188	525,706

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,870,128 and 43,868,606 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	438	438
Additional paid-in capital	507,079	506,751
Accumulated other comprehensive income	36,799	35,201
Accumulated deficit	(206,706)	(203,033)

Total shareholders’ equity	337,610	339,357

Total liabilities and shareholders’ equity	$891,798	$865,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$103,272	$88,560

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	68,077	62,378
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	14,950	15,237
Deferred acquisition costs	—	5,612
Depreciation, depletion and amortization	12,593	9,717
Foreign exchange gain and other	(423)	(81)

Income (loss) from operations	8,075	(4,303)
Interest expense	9,745	7,057
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	5,697

Loss from continuing operations before income taxes	(1,670)	(17,057)
Income tax provision	1,737	969

Net loss from continuing operations	(3,407)	(18,026)
Net loss from discontinued operations	(1,204)	(739)
Gain on sale of discontinued operations	938	—

Net loss	$(3,673)	$(18,765)

Basic and diluted loss per share:
Loss per share — continuing operations	(0.07)	(0.54)
Loss per share — discontinued operations	(0.01)	(0.02)

Loss per share — basic and diluted	$(0.08)	$(0.56)

Weighted average common shares outstanding — basic and diluted	45,972	33,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(In thousands)

				Accumulated
	Waste Services, Inc.			Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance, December 31, 2006	43,869	$438	$506,751	$35,201	$(203,033)	$339,357
Exercise of warrants	1	—	5	—	—	5
Stock-based compensation	—	—	323	—	—	323
Foreign currency translation adjustment	—	—	—	1,598	—	1,598
Net loss	—	—	—	—	(3,673)	(3,673)

Balance, March 31, 2007	43,870	$438	$507,079	$36,799	$(206,706)	$337,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,673)	$(18,765)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss from discontinued operations	266	739
Depreciation, depletion and amortization	12,593	9,717
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	5,697
Amortization of debt issue costs	485	388
Deferred income tax provision (benefit)	227	858
Non-cash stock-based compensation expense	323	1,048
Deferred acquisition costs expensed	—	5,612
Other non-cash items	207	195
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,715	2,362
Prepaid expenses and other current assets	(813)	(761)
Accounts payable	(1,481)	(155)
Accrued expenses and other current liabilities	301	3,483

Net cash provided by continuing operations	11,150	10,418
Net cash provided by discontinued operations	774	675

Net cash provided by operating activities	11,924	11,093

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(15,312)	—
Capital expenditures	(9,024)	(12,347)
Proceeds from asset sales and business divestitures	140	371
Deposits for business acquisitions and other	(11,646)	(3,555)

Net cash used in continuing operations	(35,842)	(15,531)
Net cash used in discontinued operations	(819)	(2,036)

Net cash used in investing activities	(36,661)	(17,567)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	26,000	1,000
Principal repayments of debt and capital lease obligations	(2,318)	(1,484)
Proceeds from the exercise of options and warrants	5	84

Cash provided by (used in) financing activities — continuing operations	23,687	(400)

Effect of exchange rate changes on cash and cash equivalents	38	5

Decrease in cash and cash equivalents	(1,012)	(6,869)
Cash and cash equivalents at the beginning of the period	8,532	8,886

Cash and cash equivalents at the end of the period	$7,520	$2,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and Texas and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007 we divested our Arizona operations and as such our Arizona operations are presented as discontinued.
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2006, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2006. Income taxes during these interim periods have been provided based upon our anticipated annual effective income tax rate. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive loss. Separately, monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     On June 30, 2006, we effected a reverse one for three split of our common stock. As a result of the reverse split, each holder of three outstanding shares of common stock received one share of common stock. No fractional shares of common stock were issuable in connection with the reverse stock split. In lieu of such fractional shares, stockholders received a cash payment equal to the product obtained by multiplying the fraction of common stock by $9.15. Corresponding amendments have been made to the exchangeable shares of Waste Services (CA) Inc., so that each one exchangeable share entitles the holder to one-third of one share of our common stock, without regard to any fractional shares. The reverse split has been retroactively applied to all applicable information to the earliest period presented.
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us on an as exchanged basis. Diluted

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Contined)
earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three months ended March 31, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Basic and diluted earnings (loss) per share have been retroactively restated to reflect the one for three split to the earliest period presented.
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows, giving effect to the reverse one for three split to the earliest period presented (unaudited) (in thousands):

	Three months ended March 31,
	2007	2006
Common Shares issuable under exercisable options	21	2
Common Shares issuable under exercisable warrants	596	302

Dilutive securities	617	304

     For purposes of computing net income (loss) per common share – basic and diluted, for the three months ended March 31, 2007 and 2006, the weighted average number of shares of common stock outstanding includes the effect of 6,307,862 and 6,326,882 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,102,620 and 2,108,960 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed.
2. Adopted Accounting
     In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS Statement No. 109” (“FIN 48”), and effective January 1, 2007, we adopted FIN 48. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:
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
     FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.
     We are subject to tax audits in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:
•	Federal — We are subject to U.S. federal tax examinations by tax authorities for the tax years ended 2003 to 2006.

•	State — We are subject to state tax examinations by tax authorities for the tax years ended 2003 to 2006.

•	Canada — We are no longer subject to foreign tax examinations by tax authorities for years before 1999.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and March 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision, however, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.
3. Discontinued Operations
     In March 2007 we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste. Accordingly, we have presented the net assets and operations of our Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $5.6 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. Net loss from discontinued operations was $1.2 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. In March 2007, we recognized a pre-tax gain on disposal of $0.9 million. No income tax benefit or provision has been attributed to discontinued operations for each period presented.
     Net assets related to our discontinued operations as at December 31, 2006 are as follows:

Accounts receivable	$3,418
Prepaid expenses and other current assets	452

Current assets of discontinued operations	3,870

Property and equipment	11,803
Landfill sites	17,229
Goodwill and other intangible assets	21,433
Other assets	121

Non-current assets of discontinued operations	50,586

Total assets of discontinued operations	$54,456

Accounts payable	$356
Accrued expenses and other current liabilities	3,518

Current liabilities of discontinued operations	3,874

Accrued closure, post closure and other obligations	336

Non-current liabilities of discontinued operations	336

Total liabilities of discontinued operations	$4,210

Net assets of discontinued operations	$50,246

4. Share-Based Payments
     Stock based compensation expense was $0.3 million and $1.0 million, for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 and 2006, we granted options to purchase 816,500 shares of our common stock and 55,000 shares of our common stock, respectively, to certain employees with option exercise prices equal to the market value of our common stock on the date immediately preceding the grant date. The weighted-average grant-date fair value of these option grants was $5.93 and $3.12, for the three months ended March 31, 2007 and 2006 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three months ended March 31,
	2007	2006
Annual dividend yield	—	—
Weighted-average expected life (years)	3.0	3.0
Risk-free interest rate	4.54%	4.83%
Expected volatility	92%	38%
     Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the most recent three years. We believe this method produces an estimate that is representative of our expectations of the future

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     During the three months ended March 31, 2007, no employee options were exercised, 125,832 options were forfeited and 67,327 options expired. During the three months ended March 31, 2006, 28,500 options were forfeited and 2,166 options expired. As of March 31, 2007, $4.2 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 2.0 years.
5. Business Combinations and Significant Asset Acquisitions
     We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market.
     In March 2007, we completed transactions to acquire Allied Waste’s South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County. Details of the net assets acquired and cash used in the acquisition of Allied Waste’s South Florida operations are as follows (unaudited):

Purchase price:
Cash	$15,392
Sale of assets to Allied Waste	52,497

Total purchase price	67,889

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	1
Accounts receivable	7,501
Prepaid expenses and other current assets	290
Accrued expenses and other current liabilities	(4,156)

Net working capital	3,636
Property and equipment	12,709

Net book value of assets acquired and liabilities assumed	16,345
Excess purchase price to be allocated	$51,544

Allocated as follows:
Goodwill	$20,532
Other intangible assets	31,012

Total allocated	$51,544

     The above table includes acquisition costs of $0.1 million which were paid during 2006 and capitalized to the cost of the acquisition during 2007. We expect goodwill generated from these acquisitions to be deductible for income tax purposes.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
issued in connection with an acquisition is based upon the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued as of the date the contingency is resolved.
     The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2007 and 2006 as if acquisitions completed in 2007 and 2006 had occurred at the beginning of the respective periods (in thousands except per share amounts):

	Three Months Ended March 31,
	2007	2006
Revenue	$119,146	$118,492

Net loss attributable to common shareholders	$(2,179)	$(17,070)

Basic and diluted net loss per Common Share	$(0.05)	$(0.47)

Basic and diluted pro forma weighted average number of common shares outstanding	45,972	36,260

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
     In January 2007, we entered into definitive agreements to indirectly acquire a roll-off collection and transfer operation, a transfer station development project and a landfill development project, all in southwest Florida, for an aggregate purchase price of $51.2 million in cash. Of the total $51.2 million purchase price, $10.0 million is contingent upon the receipt of certain operating permits and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008. The existing transfer station is permitted to accept construction and demolition waste volume, and we expect to internalize this additional volume to our southwest Florida landfill site acquired in December 2006. In April 2007, we consummated the transactions to acquire the roll-off collection, transfer operation and the transfer station development project.
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Prepaid expenses	$3,220	$2,991
Parts and supplies	1,914	1,720
Other current assets	3,010	1,545

	$8,144	$6,256

7. Property and Equipment
     Property and equipment consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Land and buildings	$41,718	$35,275
Vehicles	124,143	116,747
Containers, compactors and landfill and recycling equipment	82,731	75,935
Furniture, fixtures, other office equipment and leasehold improvements	10,591	10,288

Total property and equipment	259,183	238,245
Less: Accumulated depreciation	(99,312)	(92,927)

Property and equipment, net	$159,871	$145,318

8. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
     Landfill sites consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Landfill sites	$287,607	$284,315
Less: Accumulated depletion	(51,911)	(46,977)

Landfill sites, net	$235,696	$237,338

     The changes in landfill sites for the three months ended March 31, 2007 and 2006 are as follows (unaudited):

	2007	2006
Balance at the beginning of the period	$237,338	$156,498
Landfill site construction costs	3,131	4,646
Reclassification to conservatory	(1,029)	—
Additional asset retirement obligations	806	421
Depletion	(4,690)	(3,266)
Effect of foreign exchange rate fluctuations	140	(41)

Balance at the end of the period	$235,696	$158,258

Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Accrued closure and post-closure obligations	$11,010	$9,941
Deferred income tax liability	22,671	22,322
Capital lease obligations	172	186
Other obligations	469	450

	$34,322	$32,899

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the three months ended March 31, 2007 and 2006 are as follows (unaudited):

	2007	2006
Current portion at the beginning of period	$6,258	$—
Long-term portion at the beginning of period	9,941	9,074

Balance at the beginning of period	16,199	9,074
Additional asset retirement obligations	806	421
Accretion	196	186
Payments	(599)	—
Effect of foreign exchange rate fluctuations	67	(28)

Balance at the end of period	16,669	9,653
Less: Current portion	(5,659)	—

Long-term portion	$11,010	$9,653

9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$75,007	$43,964
Non-competition agreements and other	3,706	3,694

	78,713	47,658
Less: Accumulated amortization:
Customer relationships and contracts	(18,366)	(17,080)
Non-competition agreements and other	(2,582)	(2,435)

Other intangible assets subject to amortization, net	57,765	28,143
Goodwill	344,346	321,892

Goodwill and other intangible assets, net	$402,111	$350,035

     The changes in goodwill for the three months ended March 31, 2007 and 2006 are as follows (unaudited):

	Three Months Ended March 31, 2007
	Florida	Canada	Total
Balance at the beginning of the period	$235,044	$86,848	$321,892
Acquisitions	20,532	—	20,532
Purchase price allocation adjustments for prior acquisitions	1,051	61	1,112
Effect of foreign exchange rate fluctuations	—	810	810

Balance at the end of the period	$256,627	$87,719	$344,346

	Three Months Ended March 31, 2006
	Florida	Canada	Total
Balance at the beginning of the period	$199,377	$84,869	$284,246
Effect of foreign exchange rate fluctuations	—	(355)	(355)

Balance at the end of the period	$199,377	$84,514	$283,891

10. Other Assets
     Other assets consist of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Debt issue costs, net of accumulated amortization of $4,337 and $3,853 as of March 31, 2007 and December 31, 2006, respectively	$8,669	$9,060
Acquisition deposits and deferred acquisition costs	11,063	1,048
Other assets	1,269	559

	$21,001	$10,667

11. Debt
     Debt consists of the following:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Senior Secured Credit Facilities:
Revolving credit facility, floating rate at 10.3% as of March 31, 2007	$26,000	$—
Term loan facility, floating interest rate at 8.1% as of March 31, 2007 and 10.0% (adjusted to 8.1% in January 2007) as of December 31, 2006, due $613 per quarter to March 2010, $59,322 per quarter thereafter, due March 2011	244,647	245,260
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.3% to 4.5%, due through 2025	383	2,041
Other subordinated notes payable, interest at 6.7%, due through 2017	2,740	2,787

	433,770	410,088
Less: Current portion	(2,746)	(3,975)

Long-term portion	$431,024	$406,113

Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, with Lehman Brothers Inc. as Arranger and the other lenders named therein. The Credit Facilities consist of a revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a term loan facility in the amount of $245.3 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of March 31, 2007, there was $26.0 million outstanding on the revolving credit facility and $23.6 million of capacity was used to support outstanding letters of credit. As of April 24, 2007, there were no amounts outstanding on the revolving credit facility, while $24.4 million of capacity was used to support outstanding letters of credit.
     In April 2007, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment increased the term loans outstanding by an additional $50.0 million to $294.6 million in total, reduced the current interest rate on the term loans by 25 basis points to LIBOR plus 2.50% and provided for certain other modifications.
     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of March 31, 2007, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.
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
     The Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) transactions with affiliates; and (vi) certain sales of assets.
12. Cumulative Mandatorily Redeemable Preferred Stock
     In May 2003, we issued 55,000 shares of redeemable Preferred Stock (the “Preferred Stock”) to Kelso Investment Associates VI, L.P. and KEP VI, LLC (collectively “Kelso”), pursuant to the terms of an agreement dated as of May 6, 2003, as amended in February 2004, (the “Subscription Agreement”), at a price of $1,000 per share. We also issued to Kelso warrants to purchase 2,383,333 shares of our common stock for $9.00 per share. The warrants had an allocated value of $14.8 million and are classified as a component of equity. The warrants are exercisable at any time until May 6, 2010. The issuance of the Preferred Stock resulted in proceeds of approximately $49.5 million, net of fees of approximately $5.5 million. The shares of Preferred Stock were non-voting and entitled the holders to cash dividends of 17.75% per annum compounding and accruing quarterly in arrears.
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
     In March 2005, we filed a Complaint against Waste Management, Inc. (“Waste Management”) in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages, or in excess of $75.0 million. On February 9, 2007, the Court granted summary judgment dismissing all of our claims. We have appealed this judgment.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No provision has been made in these financial statements for the above matter. We do not currently believe that the possible losses in respect to other litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2007 and December 31, 2006, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $79.8 million and $74.6 million, respectively, to collateralize our obligations.
     Our domestic based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2007, and included in the $79.8 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit.
     The changes in insurance reserves for our U.S. operations for the three months ended March 31, 2007 and 2006 are as follows (unaudited):

	Three Months Ended March 31,
	2007	2006
Balance at the beginning of the period	$5,327	$4,356
Provisions	800	1,289
Payments	(1,141)	(775)
Unfavorable (favorable) claim development for prior periods	283	(315)

Balance at the end of the period	$5,269	$4,555

     Following the acquisition of Allied Waste’s South Florida operations we expect to be required to post an additional $6.0 million of bonds.
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
Other Contractual Arrangements

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of March 31, 2007, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.
Preferred Stock
     The Series A Preferred Stock with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of March 31, 2007 and December 31, 2006, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.
Migration Transaction
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA) which are exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
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
15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows (unaudited):

	Three Months Ended March 31,
	2007	2006
Net loss	$(3,673)	$(18,765)
Foreign currency translation adjustment	1,598	(735)

Comprehensive loss	$(2,075)	$(19,500)

16. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada while the U.S. is organized into Florida and Texas. As previously discussed, we have divested of our Arizona operations, as such the results of our Arizona operations are presented as discontinued and are not included in the segment data presented.
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
     Summarized financial information concerning our reportable segments for the three months ended March 31, 2007 and 2006 is as follows (unaudited):

	Three Months Ended March 31, 2007
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$56,512	$44,801	$1,959	$—	$103,272
Depreciation, depletion and amortization	7,987	3,663	624	319	12,593
Income (loss) from operations	8,219	6,291	160	(6,595)	8,075
Capital expenditures	3,843	3,644	1,013	524	9,024

	Three Months Ended March 31, 2006
			All Other
	Florida	Canada	Operations	Corporate	Total
Revenue	$48,393	$39,091	$1,076	$—	$88,560
Depreciation, depletion and amortization	5,273	3,688	371	385	9,717
Income (loss) from operations	5,504	4,624	(131)	(14,300)	(4,303)
Capital expenditures	7,342	3,523	960	522	12,347
17. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Condensed Consolidating Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 and the related Unaudited Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2007 and 2006 of our guarantor subsidiaries, our U.S. operating segments (“Guarantors”), and the subsidiaries which are not guarantors, our Canadian operating segments (“Non-guarantors”):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,297	$3,223	$—	$7,520
Accounts receivable, net	33,096	24,359	—	57,455
Prepaid expenses and other current assets	2,948	5,196	—	8,144

Total current assets	40,341	32,778	—	73,119

Property and equipment, net	90,689	69,182	—	159,871
Landfill sites, net	221,012	14,684	—	235,696
Goodwill and other intangible assets, net	313,407	88,704	—	402,111
Other assets	20,283	718	—	21,001
Due from affiliates	—	1,743	(1,743)	—
Investment in subsidiary	171,387	—	(171,387)	—

Total assets	$857,119	$207,809	$(173,130)	$891,798

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,361	$10,010	$—	$23,371
Accrued expenses and other current liabilities	50,574	12,151	—	62,725
Short-term financing and current portion of long-term debt	2,746	—	—	2,746

Total current liabilities	66,681	22,161	—	88,842

Long-term debt	431,024	—	—	431,024
Accrued closure, post-closure and other obligations	20,061	14,261	—	34,322
Due to affiliates	1,743	—	(1,743)	—

Total liabilities	519,509	36,422	(1,743)	554,188

Shareholders’ equity:
Common stock of Waste Services, Inc	438	—	—	438
Other equity	337,172	171,387	(171,387)	337,172

Total shareholders’ equity	337,610	171,387	(171,387)	337,610

Total liabilities and shareholders’ equity	$857,119	$207,809	$(173,130)	$891,798

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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$58,471	$44,801	$—	$103,272

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	37,245	30,832	—	68,077
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	8,647	6,303	—	14,950
Depreciation, depletion and amortization	8,625	3,968	—	12,593
Foreign exchange gain and other	(208)	(215)	—	(423)
Equity earnings in investees	(2,216)	—	2,216	—

Income from operations	6,378	3,913	(2,216)	8,075
Interest expense	9,689	56	—	9,745

Income (loss) from continuing operations before income taxes	(3,311)	3,857	(2,216)	(1,670)
Income tax provision	96	1,641	—	1,737

Net income (loss) from continuing operations	(3,407)	2,216	(2,216)	(3,407)
Net loss from discontinued operations	(1,204)	—	—	(1,204)
Gain on sale of discontinued operations	938	—	—	938

Net income (loss)	$(3,673)	$2,216	$(2,216)	$(3,673)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$49,469	$39,091	$—	$88,560
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	35,154	27,224	—	62,378
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	9,165	6,072	—	15,237
Deferred acquisition costs	438	5,174	—	5,612
Depreciation, depletion and amortization	5,653	4,064	—	9,717
Foreign exchange loss (gain) and other	56	(137)	—	(81)
Equity earnings in investees	3,008	—	(3,008)	—

Loss from operations	(4,005)	(3,306)	3,008	(4,303)
Interest expense	6,961	96	—	7,057
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	5,697	—	—	5,697

Loss from continuing operations before income taxes	(16,663)	(3,402)	3,008	(17,057)
Income tax provision (benefit)	1,363	(394)	—	969

Net loss from continuing operations	(18,026)	(3,008)	3,008	(18,026)
Net loss from discontinued operations	(739)	—	—	(739)

Net loss	$(18,765)	$(3,008)	$3,008	$(18,765)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$6,720	$5,204	$—	$11,924

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(15,312)	—	—	(15,312)
Capital expenditures	(4,876)	(4,148)	—	(9,024)
Proceeds from asset sales and business divestitures	131	9	—	140
Deposits for business acquisitions and other	(10,095)	(1,551)	—	(11,646)
Intercompany	—	(2,108)	2,108	—

Net cash used in continuing operations	(30,152)	(7,798)	2,108	(35,842)
Net cash used in discontinued operations	(819)	—	—	(819)

Net cash used in investing activities	(30,971)	(7,798)	2,108	(36,661)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	26,000	—	—	26,000
Principal repayments of debt and capital lease obligations	(2,318)	—	—	(2,318)
Proceeds from the exercise of options and warrants	5	—	—	5
Intercompany	2,108	—	(2,108)	—

Net cash provided by financing activities — continuing operations	25,795	—	(2,108)	23,687

Effect of exchange rate changes on cash and cash equivalents	—	38	—	38

Increase (decrease) in cash and cash equivalents	1,544	(2,556)	—	(1,012)
Cash and cash equivalents at the beginning of the period	2,753	5,779	—	8,532

Cash and cash equivalents at the end of the period	$4,297	$3,223	$—	$7,520

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by operating activities	$6,787	$4,306	$—	$11,093

Cash flows from investing activities:
Capital expenditures	(8,486)	(3,861)	—	(12,347)
Proceeds from asset sales and business divestitures	94	277	—	371
Deposits for business acquisitions and other	(3,557)	2	—	(3,555)
Intercompany	—	(4,398)	4,398	—

Net cash used in continuing operations	(11,949)	(7,980)	4,398	(15,531)
Net cash used in discontinued operations	(2,036)	—	—	(2,036)

Net cash used in investing activities	(13,985)	(7,980)	4,398	(17,567)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	1,000	—	—	1,000
Principal repayments of debt and capital lease obligations	(1,293)	(191)	—	(1,484)
Proceeds from the exercise of options and warrants	84	—	—	84
Intercompany	4,398	—	(4,398)	—

Net cash provided by (used in) financing activities — continuing operations	4,189	(191)	(4,398)	(400)

Effect of exchange rate changes on cash and cash equivalents	—	5	—	5

Decrease in cash and cash equivalents	(3,009)	(3,860)	—	(6,869)
Cash and cash equivalents at the beginning of the period	3,680	5,206	—	8,886

Cash and cash equivalents at the end of the period	$671	$1,346	$—	$2,017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Disclosure Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
Overview
     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and Texas and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007, we divested our Arizona operations, and as such they are presented as discontinued.
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
Recent Developments
     In March 2007 we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County. The total purchase price of Allied Waste’s South Florida operations was $67.9 million and consisted of $15.4 million in cash and $52.5 million through the sale of our Arizona operations to Allied Waste. We have presented the net assets and operations of our Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $5.6 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. Net loss from discontinued operations was $1.2 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase in pre-tax net loss from discontinued operations is primarily attributable to additional provisions for severance and contract termination penalties. In March 2007, we recognized a pre-tax gain on disposal of $0.9 million.
     In January 2007, we entered into definitive agreements to indirectly acquire a roll-off collection and transfer operation, a transfer station development project and a landfill development project, all in southwest Florida, for an aggregate purchase price of $51.2 million in cash. Of the total $51.2 million purchase price, $10.0 million is contingent upon the receipt of certain operating permits and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008. The existing transfer station is permitted to accept construction and demolition waste volume, and we expect to internalize this additional volume to our southwest Florida landfill site acquired in December 2006. In April 2007, we consummated the transactions to acquire the roll-off collection and transfer operation and transfer station development project.
Results of Operations for the Three Months Ended March 31, 2007 and 2006

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
     Our consolidated results of operations for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended March 31, 2007
	US		Canada		Total
Revenue	$58,471	100.0%	$44,801	100.0%	$103,272	100.0%
Operating expenses:
Cost of operations	37,245	63.7%	30,832	68.8%	68,077	65.9%
Selling, general and administrative expense	8,647	14.8%	6,303	14.1%	14,950	14.5%
Depreciation, depletion and amortization	8,625	14.8%	3,968	8.9%	12,593	12.2%
Foreign exchange gain and other	(208)	-0.4%	(215)	-0.5%	(423)	-0.4%

Income from operations	$4,162	7.1%	$3,913	8.7%	$8,075	7.8%

	Three Months Ended March 31, 2006
	US		Canada		Total
Revenue	$49,469	100.0%	$39,091	100.0%	$88,560	100.0%
Operating expenses:
Cost of operations	35,154	71.1%	27,224	69.7%	62,378	70.4%
Selling, general and administrative expense	9,165	18.5%	6,072	15.6%	15,237	17.2%
Deferred acquisition costs	438	0.9%	5,174	13.2%	5,612	6.3%
Depreciation, depletion and amortization	5,653	11.4%	4,064	10.4%	9,717	11.1%
Foreign exchange loss (gain) and other	56	0.1%	(137)	-0.4%	(81)	-0.1%

Loss from operations	$(997)	-2.0%	$(3,306)	-8.5%	$(4,303)	-4.9%

   Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended March 31,
	2007		2006
Collection	$80,909	70.2%	$73,648	78.1%
Landfill disposal	15,901	13.8%	11,416	12.1%
Transfer station	14,705	12.8%	6,885	7.3%
Material recovery facilities	3,563	3.1%	2,252	2.4%
Other specialized services	141	0.1%	155	0.1%

	115,219	100.0%	94,356	100.0%
Intercompany elimination	(11,947)		(5,796)

	$103,272		$88,560

			All Other	Total
Three Months Ended March 31,	Florida	Canada	Operations	Revenue
2007	$56,512	$44,801	$1,959	$103,272
2006	48,393	39,091	1,076	88,560
     Revenue was $103.3 million and $88.6 million for the three months ended March 31, 2007 and 2006, respectively, an increase of $14.7 million or 16.6%. The increase in revenue for our Florida operations for the three months ended March 31, 2007 of $8.1 million or 16.8% was driven by price increases of $2.4 million, of which $0.3 million related to fuel surcharges, acquisitions net of dispositions of $8.3 million and other organic volume growth of $1.4 million. Offsetting these increases were decreased collection and transfer station volumes of $1.9 million, decreased third party waste volumes direct to our landfill sites of $0.2 million and other net decreases of $1.9 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.
     The increase in revenue for our Canadian operations for the three months ended March 31, 2007 of $5.7 million or 14.6% was due to price increases of $3.4 million, of which $0.5 million related to fuel surcharges, increased organic volume growth of $2.0 million, and net gains on certain contract awards of $1.3 million. Offsetting these increases were reductions in our Canadian landfill volumes of $0.1 million, other revenue decreases of $0.2 million and the adverse effects of foreign exchange movements of $0.7 million.
     The increase in revenue for our other operating segments for the three months ended March 31, 2007 of $0.9 million or 82.1% was due to increased volume at our landfill and transfer station sites of $0.8 million and price increases of $0.1 million.
   Cost of Operations
     Cost of operations was $68.1 million and $62.4 million for the three months ended March 31, 2007 and 2006, respectively, an increase of $5.7 million or 9.1%. As a percentage of revenue, cost of operations was 65.9% and 70.4% for three months ended March 31, 2007 and 2006, respectively.
     The increase in cost of operations for our U.S. operations for the three months ended March 31, 2007 of $2.1 million or 5.9% was due to acquisitions in our Florida operations, net of dispositions, of $6.5 million and an increase in landfill operating costs of $0.3 million primarily resulting from increased royalty and host fees associated with increased landfill volumes. Offsetting these increases were lower costs for third party disposal due to increased internalization of $2.8 million, lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $1.2 million and decreases in other operating costs of $0.7 million. As a percentage of revenue, cost of operations was 63.7% and 71.1% for the three months ended March 31, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our domestic landfill sites, increased internalization and the expiration of certain lower margin residential collection contracts in Florida. Separately, during the three months ended March 31, 2007 we increased our domestic self insurance reserve by $0.3 million for adverse development in the prior year insurance layers, as compared to a favorable development of $0.3 million for the same period in the prior year.

     The increase in cost of operations for our Canadian operations for the three months ended March 31, 2007 of $3.6 million or 13.3% was due to increased labor costs of $2.2 million, increased disposal volumes, rates and sub-contractor costs of $0.7 million, increased fuel costs of $0.4 million and increased equipment and other operating costs of $0.8 million. The favorable effects of foreign exchange movements were $0.5 million. Cost of operations as a percentage of revenue decreased to 68.8% from 69.7% for the three months ended March 31, 2007 and 2006, respectively.
   Selling, General and Administrative Expense
     Selling, general and administrative expense was $15.0 million and $15.2 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of $0.2 million or 1.9%. As a percentage of revenue, selling, general and administrative expense was 14.5% and 17.2% for the three months ended March 31, 2007 and 2006, respectively. The overall reduction in selling, general and administrative expense is due to decreased employee costs including stock based compensation of $0.7 million and severance of $0.4 million, decreased professional and other administrative costs of $0.6 million and the favorable effects of foreign exchange movements of $0.1 million. Offsetting these decreases were increased legal fees of $1.0 million, primarily related to litigation with Waste Management, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report, and increased costs from recently acquired operations in Florida of $0.6 million.
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
   Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $12.6 million and $9.7 million for the three months ended March 31, 2007 and 2006, respectively, an increase of $2.9 million or 29.6%. As a percentage of revenue, depreciation, depletion and amortization was 12.2% and 11.1% for the three months ended March 31, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $1.4 million, which is primarily related to increased disposal volumes at our domestic landfills, and a general increase in our truck fleet through acquisitions. Foreign exchange rate movements had a favorable effect of less than $0.1 million. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $3.84 to $8.10 per ton during the three months ended March 31, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.57 to C$17.80 per tonne during the three months ended March 31, 2007 and 2006, respectively.
   Foreign Exchange Gain and Other
     Foreign exchange gain and other was $0.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The foreign exchange gain relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other items primarily relate to gains on sales of equipment.
   Interest Expense
     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Preferred Stock dividends and amortization of issue costs	$—	$5,697
Credit Facility and Senior Subordinated Note interest	8,936	6,167
Amortization of debt issue costs	485	388
Other interest expense	324	502

	$9,745	$12,754

     Interest expense was $9.7 million and $12.8 million for the three months ended March 31, 2007 and 2006, respectively, a decrease of $3.1 million or 23.6%. Interest expense on the Credit Facility and the Senior Subordinated Notes increased $2.6 million for the three months ended March 31, 2007 due primarily to higher overall balances outstanding. The weighted average interest rate on Credit Facility borrowings was 8.2% and 7.8% for the three months ended March 31, 2007 and 2006, respectively. In December 2006, we redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common stock.
   Income Tax Provision
     The provision for income taxes from continuing operations was $1.7 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. The provision for the quarter was lowered by the sale of our Arizona operations which generated a reversal of excess deferred tax liabilities of approximately $1.8 million. We recognize a provision for income taxes despite our pre-tax loss due to the provision for foreign taxes. Additionally, due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.
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
   Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, with Lehman Brothers Inc. as Arranger and the other lenders named therein. The Credit Facilities consist of a revolving credit facility in the amount of $60.0 million, up to $15.0 million of which is available to our Canadian operations, and a term loan facility in the amount of $245.3 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of March 31, 2007, there was $26.0 million outstanding on the revolving credit facility and $23.6 million of capacity was used to support outstanding letters of credit. As of April 24, 2007, there were no amounts outstanding on the revolving credit facility, while $24.4 million of capacity was used to support outstanding letters of credit.
     In April 2007, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment increased the term loans outstanding by an additional $50.0 million to $294.6 million in total, reduced the current interest rate on the term loans by 25 basis points to LIBOR plus 2.50% and provided for certain other modifications.
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
     The Senior Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things: (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock; (iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) transactions with affiliates; and (vi) certain sales of assets.
   Migration Transaction
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA) which are exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
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
   Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2007, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $79.8 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2007 and included in the $79.8 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $9.3 million to secure the liability for losses within the deductible limit. As of April 26, 2007 we had increased the letter of credit posted with our U.S. insurer to approximately $9.8 million. Following the acquisition of Allied Waste’s South Florida operations we expect to be required to post an additional $6.0 million of bonds.
   Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2007 and 2006.
   Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $11.2 million and $10.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins in both of our major segments, offset by a decrease in cash provided by changes in working capital.
   Cash Flows from Investing Activities
     Cash used in investing activities of our continuing operations was $35.8 million and $15.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used in investing activities is primarily due to our acquisition of Allied’s South Florida operations and other acquisition related deposits. Company-wide capital expenditures were $11.1 million and $14.4 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in capital expenditures was primarily driven by higher landfill related expenditures in the first quarter of 2006.
   Cash Flows from Financing Activities
     Cash provided by (used in) financing activities of our continuing operations was $23.7 million and $(0.4) million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided by financing activities relates to draws on our revolving credit facilities to finance the acquisition of Allied’s South Florida operations and other acquisition related deposits.
Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan. Details of these agreements are further described in the notes to our Consolidated Financial Statements. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2006, as filed on Form 10-K.
Landfill Sites
     The following table summarizes the changes in our operating landfill capacity at our continuing operations for the three months ended March 31, 2007 (in thousands of cubic yards):

	March 31, 2007
	Balance,		Balance,
	Beginning	Airspace	End
	of Period	Consumed	of Period
United States
Permitted capacity	100,962	(896)	100,066
Probable expansion capacity	18,300	—	18,300

Total available airspace	119,262	(896)	118,366

Number of sites	5	—	5
Canada
Permitted capacity	11,644	(111)	11,533
Probable expansion capacity	4,970	—	4,970

Total available airspace	16,614	(111)	16,503

Number of sites	3	—	3
Total
Permitted capacity	112,606	(1,007)	111,599
Probable expansion capacity	23,270	—	23,270

Total available airspace	135,876	(1,007)	134,869

Number of sites	8	—	8
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had a material effect on our consolidated results of operations, cash flows or financial position.

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
     Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2006, included under Item 1A. of the annual report, “Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Separately, monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2007, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.2 million.
     As of March 31, 2007, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.2 million for the three months ended March 31, 2007.
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
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults upon Senior Securities

     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
Exhibit 31.1 — Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer
Exhibit 31.2 — Section 302 Certification of Edwin D. Johnson, Chief Financial Officer
Exhibit 32.1 — Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Waste Services, Inc.

Date: April 26, 2007

By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, Chief Executive Officer and Director

By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President, Chief Financial Officer

EXHIBIT	INDEX

Exhibit No.	Description
Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Principal Financial Officer