Form 10-Q
period 2007-06-30
WASTE SERVICES, INC.
filed 2007-07-26
CIK 1065736

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2007 was 46,008,316 (assuming exchange of 6,307,862 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,102,620 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$16,045	$8,532
Accounts receivable (net of allowance for doubtful accounts of $553 and $572 as of June 30, 2007 and December 31 2006, respectively)	66,795	51,804
Prepaid expenses and other current assets	9,350	6,224
Current assets of discontinued operations	—	4,559

Total current assets	92,190	71,119
Property and equipment, net	183,322	140,673
Landfill sites, net	196,075	195,881
Goodwill and other intangible assets, net	421,980	350,035
Other assets	18,420	10,667
Non-current assets of discontinued operations	—	96,688

Total assets	$911,987	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,528	$24,033
Accrued expenses and other current liabilities	61,281	53,566
Short-term financing and current portion of long-term debt	1,069	3,975
Current liabilities of discontinued operations	—	4,784

Total current liabilities	87,878	86,358
Long-term debt	443,908	406,113
Accrued closure, post-closure and other obligations	41,841	32,625
Non-current liabilities of discontinued operations	—	610

Total liabilities	573,627	525,706

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,870,128 and 43,868,606 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	438	438
Additional paid-in capital	507,729	506,751
Accumulated other comprehensive income	51,304	35,201
Accumulated deficit	(221,111)	(203,033)

Total shareholders’ equity	338,360	339,357

Total liabilities and shareholders’ equity	$911,987	$865,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$126,239	$100,480	$227,553	$187,964
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	83,077	69,346	150,132	131,061
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	15,094	14,216	29,892	29,330
Deferred acquisition costs	—	—	—	5,612
Depreciation, depletion and amortization	15,122	9,746	27,091	19,092
Foreign exchange (gain) loss and other	(165)	2,247	(587)	2,116

Income from continuing operations	13,111	4,925	21,025	753
Interest expense	10,830	7,825	20,575	14,880
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	4,841	—	10,537

Income (loss) from continuing operations before income taxes	2,281	(7,741)	450	(24,664)
Income tax provision	4,407	3,368	6,144	4,340

Net loss from continuing operations	(2,126)	(11,109)	(5,694)	(29,004)
Net income (loss) from discontinued operations, net of tax of $0	(87)	35	(1,130)	(835)
Loss on sale of discontinued operations, net of tax of $0	(12,192)	—	(11,254)	—

Net loss	$(14,405)	$(11,074)	$(18,078)	$(29,839)

Basic and diluted loss per share:
Loss per share — continuing operations	$(0.05)	$(0.33)	$(0.12)	$(0.86)
Loss per share — discontinued operations	(0.27)	—	(0.27)	(0.02)

Loss per share — basic and diluted	$(0.32)	$(0.33)	$(0.39)	$(0.88)

Weighted average common shares outstanding — basic and diluted	45,973	34,130	45,973	33,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(In thousands)

				Accumulated
	Waste Services, Inc.			Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2006	43,869	$438	$506,751	$35,201	$(203,033)	$339,357
Exercise of warrants	1	—	5	—	—	5
Stock-based compensation	—	—	973	—	—	973
Foreign currency translation adjustment	—	—	—	16,103	—	16,103
Net loss	—	—	—	—	(18,078)	(18,078)

Balance, June 30, 2007	43,870	$438	$507,729	$51,304	$(221,111)	$338,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(18,078)	$(29,839)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss from discontinued operations	12,384	835
Depreciation, depletion and amortization	27,091	19,092
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	10,537
Amortization of debt issue costs	1,315	776
Deferred income tax provision	1,918	4,289
Non-cash stock-based compensation expense	973	1,547
Deferred acquisition costs expensed	—	5,612
Foreign exchange loss	—	2,052
Other non-cash items	211	342
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	(3,547)	(2,816)
Prepaid expenses and other current assets	(667)	(608)
Accounts payable	(239)	626
Accrued expenses and other current liabilities	1,886	2,359

Net cash provided by continuing operations	23,247	14,804
Net cash provided by discontinued operations	1,567	2,667

Net cash provided by operating activities	24,814	17,471

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(31,888)	(28,943)
Capital expenditures	(24,167)	(24,252)
Proceeds from asset sales and business divestitures	16,091	4,530
Deposits for business acquisitions and other	(9,528)	(929)

Net cash used in continuing operations	(49,492)	(49,594)
Net cash used in discontinued operations	(2,187)	(3,370)

Net cash used in investing activities	(51,679)	(52,964)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	84,014	36,197
Principal repayments of debt and capital lease obligations	(49,190)	(7,038)
Proceeds from the exercise of options and warrants	5	86
Fees paid for financing transactions	(1,191)	(138)

Cash provided by financing activities — continuing operations	33,638	29,107

Effect of exchange rate changes on cash and cash equivalents	740	240

Increase (decrease) in cash and cash equivalents	7,513	(6,146)
Cash and cash equivalents at the beginning of the period	8,532	8,886

Cash and cash equivalents at the end of the period	$16,045	$2,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Business and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007 we divested our Arizona operations and in June 2007 we divested our Texas operations, and as a result, these operations are presented as discontinued.

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

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three and six months ended June 30, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Basic and diluted earnings (loss) per share have been retroactively restated to reflect the one for three split to the earliest period presented.

Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows, giving effect to the reverse one for three split to the earliest period presented (unaudited) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Common Shares issuable under exercisable options	35	—	50	—
Common Shares issuable under exercisable warrants	603	38	610	176

Dilutive securities	638	38	660	176

For purposes of computing net income (loss) per common share — basic and diluted, for the three and six months ended June 30, 2007, the weighted average number of shares of common stock outstanding includes the effect of 6,307,862 and 6,306,771 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,102,620 and 2,102,257 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed. For the three and six months ended June 30, 2006, the weighted average number of shares of common stock outstanding includes the effect of 6,326,135 and 6,322,915 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,108,711 and 2,107,638 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004.

2.	Adopted Accounting

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109” (“FIN 48”), which we have adopted effective January 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from previous practice, whereby companies may have recognized a tax benefit only if it was probable a tax position would be sustained.

FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months, a description of open tax years by major jurisdictions, and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

We are subject to tax audits in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

•	Federal — We are subject to U.S. federal tax examinations by tax authorities for the tax years ended December 31, 2003 to 2006.

•	State — We are subject to state tax examinations by tax authorities for the tax years ended December 31, 2003 to 2006.

•	Canada — We are no longer subject to foreign tax examinations by tax authorities for years before January 1, 1999.

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and June 30, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

3.	Discontinued Operations

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.4 million in purchase price and net working capital. In June 2007 we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. Additionally, as part of the transaction with WCA we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125 per month until July 1, 2014. The net present value of the note approximates $8.0 million. Accordingly, we have presented the net assets and operations of our Arizona and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was $2.7 million and $8.6 million for the three months ended June 30, 2007 and

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

2006, respectively, and $10.3 million and $16.7 million for the six months ended June 30, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was $0.1 million and nil for the three months ended June 30, 2007 and 2006, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively. In March 2007, we recognized a gain on disposal of $0.9 million relative to the sale of the Arizona operations, and in June of 2007 we recognized a loss on disposal of $12.2 million relative to the sale of the Texas operations. No income tax benefit or provision has been attributed to discontinued operations for each period presented.

The fair market value proceeds for our Arizona operations of $52.5 million were determined by estimating the fair value of the Allied operations received. Additionally, we paid $15.4 million for net working capital between the two operations and transaction costs. The fair market value of $18.5 million of proceeds attributed to the Texas operations was determined by estimating the fair value of the WCA Florida operations received plus cash received of $23.7 million less the net present value of the note issued of $8.0 million plus working capital. Separately, we have determined that if our Texas operations were held and used, we would not have recognized a long-lived asset impairment in prior periods.

The following table summarizes our proceeds and the resulting gain (loss) on sale:

	Arizona	Texas
	Operations	Operations	Total

Fair value of operations received	$52,497	$18,471	$70,968
Cash received, net of promissory note issued	—	15,690	15,690
Less:
Carrying value of operations sold	51,559	46,353	97,912

Gain (loss) on disposition of discontinued operations	$938	$(12,192)	$(11,254)

Net assets related to our discontinued operations as of December 31, 2006 are as follows (unaudited):

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Arizona	Texas
	Operations	Operations	Total

Accounts receivable	$3,418	$658	$4,076
Prepaid expenses and other current assets	452	31	483

Current assets of discontinued operations	3,870	689	4,559

Property and equipment	11,803	4,646	16,449
Landfill sites	17,229	41,456	58,685
Goodwill and other intangible assets	21,433	—	21,433
Other assets	121	—	121

Non-current assets of discontinued operations	50,586	46,102	96,688

Total assets of discontinued operations	$54,456	$46,791	$101,247

Accounts payable	$356	$—	$356
Accrued expenses and other current liabilities	3,518	910	4,428

Current liabilities of discontinued operations	3,874	910	4,784

Accrued closure, post closure and other obligations	336	274	610

Non-current liabilities of discontinued operations	336	274	610

Total liabilities of discontinued operations	$4,210	$1,184	$5,394

Net assets of discontinued operations	$50,246	$45,607	$95,853

4.	Share-Based Payments

Stock based compensation expense was $0.7 million and $0.5 million, for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $1.5 million, for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, we granted options to purchase 819,500 shares of our common stock and 55,000 shares of our common stock, respectively, to certain employees with option exercise prices equal to the market value of our common stock on the date immediately preceding the grant date. The weighted-average grant-date fair value of these option grants was $5.94 and $3.12, for the six months ended June 30, 2007 and 2006 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Annual dividend yield	—	N/A	—	—
Weighted-average expected life (years)	3.0	N/A	3.0	3.0
Risk-free interest rate	4.5%	N/A	4.5%	4.8%
Expected volatility	92%	N/A	92%	38%

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

During the six months ended June 30, 2007, no employee options were exercised, 134,331 options were forfeited and 76,491 options expired. During the six months ended June 30, 2006, no employee options were exercised, 178,500 options were forfeited and 2,166 options expired. As of June 30, 2007, $3.6 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 1.8 years.

5.	Business Combinations and Significant Asset Acquisitions

We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market.

In April 2007, we completed the acquisition of a roll-off collection and transfer operation (for $13.2 million), a transfer station development project and a landfill development project in southwest Florida for a total purchase price of $51.2 million, of which, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and on delivery of title to the property. During the six months ended June 30, 2007 we advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we expect to internalize this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

In March 2007, we completed transactions to acquire Allied Waste’s South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County.

In June 2007, we completed transactions to acquire WCA’s hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we expect to internalize this additional volume to our southwest Florida landfill site. The estimated fair value of the WCA assets approximated $18.5 million.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in asset acquisitions for the six months ended June 30, 2007 are as follows (unaudited):

	Allied		USA	All
	South Florida	WCA	Recycling	Other	Total

Purchase price:
Cash paid and transaction costs	$15,882	$10	$13,408	$1,351	$30,651
Fair value of operations received	52,497	18,471	—	—	70,968

Total purchase price	68,379	18,481	13,408	1,351	101,619

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	1	—	84	—	85
Accounts receivable	7,501	1,163	—	—	8,664
Prepaid expenses and other current assets	290	—	—	—	290
Accrued expenses and other current liabilities	(4,156)	(85)	—	(48)	(4,289)

Net working capital	3,636	1,078	84	(48)	4,750
Property and equipment	13,078	5,185	8,037	648	26,948
Accrued closure, post-closure and other obligations assumed	—	(312)	—	—	(312)

Net book value of assets acquired and liabilities assumed	16,714	5,951	8,121	600	31,386

Excess purchase price to be allocated	$51,665	$12,530	$5,287	$751	$70,233

Allocated as follows:
Goodwill	$15,886	$10,542	$3,066	$386	$29,880
Other intangible assets	35,779	1,988	2,221	365	40,353

Total allocated	$51,665	$12,530	$5,287	$751	$70,233

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2007 and 2006 as if acquisitions completed in 2007 and 2006 had occurred at the beginning of the respective periods (in thousands except per share amounts):

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006

Revenue	$129,122	$128,895	$248,693	$249,547

Net loss	$(2,193)	$(9,688)	$(4,571)	$(27,167)

Basic and diluted net loss per Common Share	$(0.05)	$(0.27)	$(0.10)	$(0.75)

Basic and diluted pro forma weighted average number of common shares outstanding	45,973	36,186	45,973	36,067

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

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (unaudited):

	June 30,	December 31,
	2007	2006

Prepaid expenses	$4,223	$2,969
Parts and supplies	2,003	1,710
Other current assets	3,124	1,545

	$9,350	$6,224

7.	Property and Equipment

Property and equipment consist of the following (unaudited):

	June 30,	December 31,
	2007	2006

Land and buildings	$51,687	$31,470
Vehicles	136,147	116,436
Containers, compactors and landfill and recycling equipment	95,304	74,597
Furniture, fixtures, other office equipment and leasehold improvements	11,680	10,272

Total property and equipment	294,818	232,775
Less: Accumulated depreciation	(111,496)	(92,102)

Property and equipment, net	$183,322	$140,673

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

8. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

Landfill sites consist of the following (unaudited):

	June 30,	December 31,
	2007	2006

Landfill sites	$252,272	$240,938
Less: Accumulated depletion	(56,197)	(45,057)

Landfill sites, net	$196,075	$195,881

The changes in landfill sites for the six months ended June 30, 2007 and 2006 are as follows (unaudited):

	June 30,
	2007	2006

Balance at the beginning of the period	$195,881	$116,781
Landfill site construction costs	7,046	6,594
Reclassification to conservatory	(1,029)	—
Acquisitions	—	23,290
Additional asset retirement obligations	1,482	939
Depletion	(8,644)	(6,036)
Effect of foreign exchange rate fluctuations	1,339	436

Balance at the end of the period	$196,075	$142,004

Accrued Closure, Post-Closure and Other Obligations

Accrued closure, post-closure and other obligations consist of the following (unaudited):

	June 30,	December 31,
	2007	2006

Accrued closure and post-closure obligations	$14,639	$9,667
Deferred income tax liability	25,682	22,322
Capital lease obligations	985	186
Other obligations	535	450

	$41,841	$32,625

Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

accrued closure and post-closure obligations for the six months ended June 30, 2007 and 2006 are as follows (unaudited):

	2007	2006

Current portion at the beginning of period	$6,258	$—
Long-term portion at the beginning of period	9,667	8,971

Balance at the beginning of period	15,925	8,971
Additional asset retirement obligations	1,482	939
Accretion	362	375
Acquisitions	—	1,201
Payments	(1,085)	—
Effect of foreign exchange rate fluctuations	683	271

Balance at the end of period	17,367	11,757
Less: Current portion	(2,728)	—

Long-term portion	$14,639	$11,757

9.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (unaudited):

	June 30,	December 31,
	2007	2006

Other intangible assets subject to amortization:
Customer relationships and contracts	$77,105	$43,964
Non-competition agreements and other	6,887	3,694

	83,992	47,658
Less: Accumulated amortization:
Customer relationships and contracts	(21,398)	(17,080)
Non-competition agreements and other	(1,675)	(2,435)

Other intangible assets subject to amortization, net	60,919	28,143
Goodwill	361,061	321,892

Goodwill and other intangible assets, net	$421,980	$350,035

The changes in goodwill for the six months ended June 30, 2007 and 2006 are as follows (unaudited):

	Six Months Ended June 30, 2007
	Florida	Canada	Total

Balance at the beginning of the period	$235,044	$86,848	$321,892
Acquisitions	29,494	386	29,880
Purchase price allocation adjustments for prior acquisitions	1,060	61	1,121
Effect of foreign exchange rate fluctuations	—	8,168	8,168

Balance at the end of the period	$265,598	$95,463	$361,061

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
	Florida	Canada	Total

Balance at the beginning of the period	$199,377	$84,869	$284,246
Acquisitions	27,093	1,672	28,765
Purchase price allocation adjustments for prior acquisitions	(259)	—	(259)
Effect of foreign exchange rate fluctuations	—	3,559	3,559

Balance at the end of the period	$226,211	$90,100	$316,311

10.	Other Assets

Other assets consist of the following (unaudited):

	June 30,	December 31,
	2007	2006

Debt issue costs, net of accumulated amortization of $4,740 and $3,853 as of June 30, 2007 and December 31, 2006, respectively	$8,801	$9,060
Acquisition deposits and deferred acquisition costs	9,069	1,048
Other assets	550	559

	$18,420	$10,667

Included in acquisition deposits and deferred acquisition costs as of June 30, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida.

11.	Debt

Debt consists of the following (unaudited):

	June 30,	December 31,
	2007	2006

Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 7.8% as of June 30, 2007 and 10.0% (adjusted to 8.1% in January 2007) as of December 31, 2006, due $693 per quarter from September 2008 through March 2010, $67,264 per quarter thereafter, due March 2011	273,910	245,260
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.3% to 7.8%, due through 2025 (net of discount of $2,486 and $0 at June 30, 2007 and December 31, 2006, respectively)	8,372	2,041
Other subordinated notes payable, interest at 6.7%, due through 2017	2,695	2,787

	444,977	410,088
Less: Current portion	(1,069)	(3,975)

Long-term portion	$443,908	$406,113

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named therein. The Credit Facilities consist of a revolving credit facility in the amount of $60.0 million, of which $45.0 million is available to our U.S. operations and $15.0 million is available to our Canadian operations, and a term loan facility in the amount of $273.9 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of June 30, 2007, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $12.2 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively.

In April 2007, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment increased the term loans outstanding by an additional $50.0 million to $294.6 million in total, reduced the current interest rate on the term loans by 25 basis points to LIBOR plus 2.50% and provided for certain other modifications. In June of 2007, we made an optional prepayment of principal in the amount of $20.0 million.

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of June 30, 2007, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125 per month until July 1, 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the note as of June 30, 2007 approximates $8.0 million, and will accrete at 7.8% over the term of the note. The note is secured by the transfer station operation acquired from WCA.

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2007 and December 31, 2006, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $88.4 million and $74.6 million, respectively, to collateralize our obligations.

Our domestic based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2007, and included in the $88.4 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $9.8 million to secure the liability for losses within the deductible limit.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The changes in insurance reserves for our U.S. operations for the six months ended June 30, 2007 and 2006 are as follows (unaudited):

	Six Months Ended June 30,
	2007	2006

Balance at the beginning of the period	$5,327	$4,356
Provisions	2,214	2,575
Payments	(2,250)	(1,317)
Unfavorable (favorable) claim development for prior periods	62	(315)

Balance at the end of the period	$5,353	$5,299

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

14.	Authorized Capital Stock and Migration Transaction

Total Shares

As of June 30, 2007, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:

•	166,666,666 shares of common stock, par value 0.01 per share; and

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 45,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.

Preferred Stock

The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of June 30, 2007 and December 31, 2006, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

15.	Comprehensive Income (Loss)

Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(14,405)	$(11,074)	$(18,078)	$(29,839)
Foreign currency translation adjustment	14,505	8,136	16,103	7,401

Comprehensive income (loss)	$100	$(2,938)	$(1,975)	$(22,438)

16.	Segment Information

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. As previously discussed, we have divested of our Arizona and Texas operations, as such the results of our Arizona and Texas operations are presented as discontinued operations and are not included in the segment data presented.

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

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2007 and 2006 is as follows (unaudited):

	Three Months Ended June 30, 2007
	Florida	Canada	Corporate	Total

Revenue	$70,381	$55,858	$—	$126,239
Depreciation, depletion and amortization	10,137	4,652	333	15,122
Income (loss) from continuing operations	8,731	10,418	(6,038)	13,111
Capital expenditures	12,204	3,628	324	16,156

	Three Months Ended June 30, 2006
	Florida	Canada	Corporate	Total

Revenue	$52,637	$47,843	$—	$100,480
Depreciation, depletion and amortization	5,581	3,792	373	9,746
Income (loss) from continuing operations	7,284	7,755	(10,114)	4,925
Capital expenditures	2,918	9,655	292	12,865

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	Florida	Canada	Corporate	Total

Revenue	$126,893	$100,660	$—	$227,553
Depreciation, depletion and amortization	18,124	8,315	652	27,091
Income (loss) from continuing operations	16,951	16,709	(12,635)	21,025
Capital expenditures	16,047	7,272	848	24,167

	Six Months Ended June 30, 2006
	Florida	Canada	Corporate	Total

Revenue	$101,030	$86,934	$—	$187,964
Depreciation, depletion and amortization	10,855	7,480	757	19,092
Income (loss) from continuing operations	12,788	12,379	(24,414)	753
Capital expenditures	10,260	13,178	814	24,252

17.	Condensed Consolidating Financial Statements

Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic restricted subsidiaries are full and unconditional and joint and several with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Unaudited Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006 and the related Unaudited Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006 of our guarantor subsidiaries, our U.S. operating segments

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

(“Guarantors”), and the subsidiaries which are not guarantors, our Canadian operating segments (“Non-guarantors”):

	June 30, 2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,516	$8,529	$—	$16,045
Accounts receivable, net	33,250	33,545	—	66,795
Prepaid expenses and other current assets	3,203	6,147	—	9,350

Total current assets	43,969	48,221	—	92,190
Property and equipment, net	108,538	74,784	—	183,322
Landfill sites, net	180,274	15,801	—	196,075
Goodwill and other intangible assets, net	325,207	96,773	—	421,980
Other assets	18,420	—	—	18,420
Due from affiliates	—	637	(637)	—
Investment in subsidiary	190,017	—	(190,017)	—

Total assets	$866,425	$236,216	$(190,654)	$911,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,606	$10,922	$—	$25,528
Accrued expenses and other current liabilities	41,534	19,747	—	61,281
Short-term financing and current portion of long-term debt	1,069	—	—	1,069
Current liabilities of discontinued operations	—	—	—	—

Total current liabilities	57,209	30,669	—	87,878
Long-term debt	443,908	—	—	443,908
Accrued closure, post-closure and other obligations	26,311	15,530	—	41,841
Due to affiliates	637	—	(637)	—

Total liabilities	528,065	46,199	(637)	573,627

Shareholders’ equity:
Common stock of Waste Services, Inc	438	—	—	438
Other equity	337,922	190,017	(190,017)	337,922

Total shareholders’ equity	338,360	190,017	(190,017)	338,360

Total liabilities and shareholders’ equity	$866,425	$236,216	$(190,654)	$911,987

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,753	$5,779	$—	$8,532
Accounts receivable, net	24,144	27,660	—	51,804
Prepaid expenses and other current assets	2,862	3,362	—	6,224
Current assets of discontinued operations	4,559	—	—	4,559

Total current assets	34,318	36,801	—	71,119
Property and equipment, net	71,472	69,201	—	140,673
Landfill sites, net	182,050	13,831	—	195,881
Goodwill and other intangible assets, net	262,056	87,979	—	350,035
Other assets	10,667	—	—	10,667
Due from affiliates	—	344	(344)	—
Investment in subsidiary	167,448	—	(167,448)	—
Non-current assets of discontinued operations	96,688	—	—	96,688

Total assets	$824,699	$208,156	$(167,792)	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,600	$11,433	$—	$24,033
Accrued expenses and other current liabilities	38,103	15,463	—	53,566
Short-term financing and current	—	—	—	—
portion of long-term debt	3,975	—	—	3,975
Current liabilities of discontinued operations	4,784	—	—	4,784

Total current liabilities	59,462	26,896	—	86,358
Long-term debt	406,113	—	—	406,113
Accrued closure, post-closure and other obligations	18,813	13,812	—	32,625
Due to affiliates	344	—	(344)	—
Non-current liabilities of discontinued operations	610	—	—	610

Total liabilities	485,342	40,708	(344)	525,706

Shareholders’ equity:
Common stock of Waste Services, Inc	438	—	—	438
Other equity	338,919	167,448	(167,448)	338,919

Total shareholders’ equity	339,357	167,448	(167,448)	339,357

Total liabilities and shareholders’ equity	$824,699	$208,156	$(167,792)	$865,063

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$70,381	$55,858	$—	$126,239
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	46,479	36,598	—	83,077
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	8,465	6,629	—	15,094
Depreciation, depletion and amortization	10,154	4,968	—	15,122
Foreign exchange gain and other	(121)	(44)	—	(165)
Equity earnings in investees	(4,909)	—	4,909	—

Income from continuing operations	10,313	7,707	(4,909)	13,111
Interest expense	10,747	83	—	10,830

Income (loss) from continuing operations before income taxes	(434)	7,624	(4,909)	2,281
Income tax provision	1,692	2,715	—	4,407

Net income (loss) from continuing operations	(2,126)	4,909	(4,909)	(2,126)
Net loss from discontinued operations	(87)	—	—	(87)
Loss on sale of discontinued operations	(12,192)	—	—	(12,192)

Net income (loss)	$(14,405)	$4,909	$(4,909)	$(14,405)

	Three Months Ended June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$52,637	$47,843	$—	$100,480
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	36,580	32,766	—	69,346
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	8,487	5,729	—	14,216
Depreciation, depletion and amortization	5,592	4,154	—	9,746
Foreign exchange loss and other	85	2,162	—	2,247
Equity earnings in investees	(1,017)	—	1,017	—

Income from continuing operations	2,910	3,032	(1,017)	4,925
Interest expense	7,704	121	—	7,825
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,841	—	—	4,841

Income (loss) from continuing operations before income taxes	(9,635)	2,911	(1,017)	(7,741)
Income tax provision	1,474	1,894	—	3,368

Net income (loss) from continuing operations	(11,109)	1,017	(1,017)	(11,109)
Net income from discontinued operations	35	—	—	35

Net income (loss)	$(11,074)	$1,017	$(1,017)	$(11,074)

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$126,893	$100,660	$—	$227,553
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	82,703	67,429	—	150,132
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	16,961	12,931	—	29,892
Depreciation, depletion and amortization	18,155	8,936	—	27,091
Foreign exchange gain and other	(332)	(255)	—	(587)
Equity earnings in investees	(7,125)	—	7,125	—

Income from continuing operations	16,531	11,619	(7,125)	21,025
Interest expense	20,437	138	—	20,575

Income (loss) from continuing operations before income taxes	(3,906)	11,481	(7,125)	450
Income tax provision	1,788	4,356	—	6,144

Net income (loss) from continuing operations	(5,694)	7,125	(7,125)	(5,694)
Net loss from discontinued operations	(1,130)	—	—	(1,130)
Loss on sale of discontinued operations	(11,254)	—	—	(11,254)

Net income (loss)	$(18,078)	$7,125	$(7,125)	$(18,078)

	Six Months Ended June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$101,030	$86,934	$—	$187,964
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	71,071	59,990	—	131,061
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,529	11,801	—	29,330
Deferred acquisition costs	439	5,173	—	5,612
Depreciation, depletion and amortization	10,875	8,217	—	19,092
Foreign exchange loss and other	90	2,026	—	2,116
Equity earnings in investees	1,991	—	(1,991)	—

Income (loss) from continuing operations	(965)	(273)	1,991	753
Interest expense	14,663	217	—	14,880
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	10,537	—	—	10,537

Loss from continuing operations before income taxes	(26,165)	(490)	1,991	(24,664)
Income tax provision	2,839	1,501	—	4,340

Net loss from continuing operations	(29,004)	(1,991)	1,991	(29,004)
Net loss from discontinued operations	(835)	—	—	(835)

Net loss	$(29,839)	$(1,991)	$1,991	$(29,839)

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$9,565	$15,249	$—	$24,814

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(30,491)	(1,397)	—	(31,888)
Capital expenditures	(16,151)	(8,016)	—	(24,167)
Proceeds from asset sales and business divestitures	16,050	41	—	16,091
Deposits for business acquisitions and other	(7,973)	(1,555)	—	(9,528)
Intercompany	—	(2,312)	2,312	—

Net cash used in continuing operations	(38,565)	(13,239)	2,312	(49,492)
Net cash used in discontinued operations	(2,187)	—	—	(2,187)

Net cash used in investing activities	(40,752)	(13,239)	2,312	(51,679)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,014	—	—	84,014
Principal repayments of debt and capital lease obligations	(49,190)	—	—	(49,190)
Proceeds from the exercise of options and warrants	5	—	—	5
Fees paid for financing transactions	(1,191)	—	—	(1,191)
Intercompany	2,312	—	(2,312)	—

Net cash provided by financing activities — continuing operations	35,950	—	(2,312)	33,638

Effect of exchange rate changes on cash and cash equivalents	—	740	—	740

Increase in cash and cash equivalents	4,763	2,750	—	7,513
Cash and cash equivalents at the beginning of the period	2,753	5,779	—	8,532

Cash and cash equivalents at the end of the period	$7,516	$8,529	$—	$16,045

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2006
		Non-
	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by operating activities	$2,451	$15,020	$—	$17,471

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(26,415)	(2,528)	—	(28,943)
Capital expenditures	(10,470)	(13,782)	—	(24,252)
Proceeds from asset sales and business divestitures	4,183	347	—	4,530
Share reimbursement agreement	(929)	—	—	(929)
Intercompany	—	(2,955)	2,955	—

Net cash used in continuing operations	(33,631)	(18,918)	2,955	(49,594)
Net cash used in discontinued operations	(3,370)	—	—	(3,370)

Net cash used in investing activities	(37,001)	(18,918)	2,955	(52,964)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	34,000	2,197	—	36,197
Principal repayments of debt and capital lease obligations	(4,376)	(2,662)	—	(7,038)
Proceeds from the exercise of options and warrants	86	—	—	86
Fees paid for financing transactions	(138)	—	—	(138)
Intercompany	2,955	—	(2,955)	—

Net cash provided by (used in) financing activities — continuing operations	32,527	(465)	(2,955)	29,107

Effect of exchange rate changes on cash and cash equivalents	—	240	—	240

Decrease in cash and cash equivalents	(2,023)	(4,123)	—	(6,146)
Cash and cash equivalents at the beginning of the period	3,680	5,206	—	8,886

Cash and cash equivalents at the end of the period	$1,657	$1,083	$—	$2,740

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007, we divested our Arizona operations and in June 2007 we divested our Texas operations and as a result, these operations are presented as discontinued.

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

Recent Developments

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County. The total purchase price of Allied Waste’s South Florida operations was $68.4 million.

In June 2007, we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we expect to internalize this additional volume to our southwest Florida landfill site. The estimated fair value of the WCA assets approximated $18.5 million. Additionally, as part of the transaction with WCA we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125 per month until July 1, 2014. The net present value of the note as of June 30, 2007 approximates $8.0 million.

We have presented the net assets and operations of our Arizona and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was $2.7 million and $8.6 million for the three months ended June 30, 2007 and 2006, respectively and $10.3 million and $16.7 million for the six months ended June 30, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was $0.1 million and nil for the three months ended June 30, 2007 and 2006, respectively and $1.1 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively. No income tax benefit or provision has been attributed to discontinued operations for each period presented. The increase in pre-tax net loss from discontinued operations is primarily attributable to additional provisions for severance and contract termination penalties. In March 2007, we recognized a gain on disposal of $0.9 million for the Arizona operations and in June 2007, we recognized a loss on disposal of $12.2 million for the Texas operations.

In April 2007, we completed the acquisition of a roll-off collection and transfer operation (for $13.2 million), a transfer station development project and a landfill development project in southwest Florida for a total purchase price of $51.2 million, of which, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. During the six months ended June 30, 2007 we advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we expect to internalize this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

A portion of our operations is domiciled in Canada; as such, for each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

Our consolidated results of operations for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended June 30, 2007
	US		Canada		Total

Revenue	$70,381	100.0%	$55,858	100.0%	$126,239	100.0%
Operating expenses:
Cost of operations	46,479	66.0%	36,598	65.5%	83,077	65.8%
Selling, general and administrative expense	8,465	12.0%	6,629	11.9%	15,094	12.0%
Depreciation, depletion and amortization	10,154	14.4%	4,968	8.9%	15,122	12.0%
Foreign exchange gain and other	(121)	-0.1%	(44)	-0.1%	(165)	-0.2%

Income from operations	$5,404	7.7%	$7,707	13.8%	$13,111	10.4%

	Three Months Ended June 30, 2006
	US		Canada		Total

Revenue	$52,637	100.0%	$47,843	100.0%	$100,480	100.0%
Operating expenses:
Cost of operations	36,580	69.5%	32,766	68.5%	69,346	69.0%
Selling, general and administrative expense	8,487	16.1%	5,729	12.0%	14,216	14.1%
Depreciation, depletion and amortization	5,592	10.6%	4,154	8.7%	9,746	9.7%
Foreign exchange loss and other	85	0.2%	2,162	4.5%	2,247	2.3%

Income from operations	$1,893	3.6%	$3,032	6.3%	$4,925	4.9%

	Six Months Ended June 30, 2007
	US		Canada		Total

Revenue	$126,893	100.0%	$100,660	100.0%	$227,553	100.0%
Operating expenses:
Cost of operations	82,703	65.2%	67,429	67.0%	150,132	66.0%
Selling, general and administrative expense	16,961	13.4%	12,931	12.8%	29,892	13.1%
Depreciation, depletion and amortization	18,155	14.3%	8,936	8.9%	27,091	11.9%
Foreign exchange gain and other	(332)	-0.3%	(255)	-0.2%	(587)	-0.2%

Income from operations	$9,406	7.4%	$11,619	11.5%	$21,025	9.2%

	Six Months Ended June 30, 2006
	US		Canada		Total

Revenue	$101,030	100.0%	$86,934	100.0%	$187,964	100.0%
Operating expenses:
Cost of operations	71,071	70.3%	59,990	69.0%	131,061	69.7%
Selling, general and administrative expense	17,529	17.4%	11,801	13.6%	29,330	15.6%
Deferred acquisition costs	439	0.4%	5,173	6.0%	5,612	3.0%
Depreciation, depletion and amortization	10,875	10.9%	8,217	9.4%	19,092	10.2%
Foreign exchange loss and other	90	0.0%	2,026	2.3%	2,116	1.1%

Income (loss) from operations	$1,026	1.0%	$(273)	-0.3%	$753	0.4%

Revenue

A summary of our revenue is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Collection	$103,435	74.1%	$83,072	76.2%	$184,103	73.0%	$156,603	77.6%
Landfill disposal	15,072	10.8%	11,905	10.9%	29,501	11.7%	22,417	11.1%
Transfer station	15,480	11.1%	10,852	10.0%	29,267	11.6%	17,267	8.6%
Material recovery facilities	5,177	3.7%	2,845	2.6%	8,740	3.5%	5,098	2.5%
Other specialized services	368	0.3%	290	0.3%	508	0.2%	441	0.2%

	139,532	100.0%	108,964	100.0%	252,119	100.0%	201,826	100.0%
Intercompany elimination	(13,293)		(8,484)		(24,566)		(13,862)

	$126,239		$100,480		$227,553		$187,964

			Total
Three Months Ended June 30,	Florida	Canada	Revenue

2007	$70,381	$55,858	$126,239
2006	52,637	47,843	100,480

			Total
Six Months Ended June 30,	Florida	Canada	Revenue

2007	$126,893	$100,660	$227,553
2006	101,030	86,934	187,964

Revenue was $126.2 million and $100.5 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $25.7 million or 25.6%. The increase in revenue from our Florida operations for the three months ended June 30, 2007 of $17.7 million or 33.7% was driven by acquisitions net of dispositions of $20.9 million and price increases of $2.3 million. Offsetting these increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $3.2 million and other net decreases of $2.3 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.

The increase in revenue from our Canadian operations for the three months ended June 30, 2007 of $8.0 million or 16.8% was due to price increases of $2.5 million and increased collection, transfer station and third party landfill volumes of $3.6 million. The growth in Canadian landfill volumes for the quarter was primarily due to timing of special waste projects. Additionally, net gains on contract awards increased revenue $1.0 million and the favorable effect of foreign exchange movements increased revenue $0.9 million.

Revenue was $227.6 million and $188.0 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $39.6 million or 21.1%. The increase in revenue from our Florida operations for the six months ended June 30, 2007 of $25.9 million or 25.6% was driven by price increases of $4.6 million, of which $0.2 million related to fuel surcharges, and acquisitions net of dispositions of $29.3 million. Offsetting these increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $5.3 million and other net decreases of $2.7 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.

The increase in revenue from our Canadian operations for the six months ended June 30, 2007 of $13.7 million or 15.8% was due to price increases of $5.9 million, of which $0.7 million related to fuel surcharges, increased collection, transfer station and third party landfill volumes of $5.6 million and net gains on contract awards of $2.0 million. The favorable effect of foreign exchange movements increased revenue $0.2 million.

Cost of Operations

Cost of operations was $83.1 million and $69.3 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $13.8 million or 19.8%. As a percentage of revenue, cost of operations was 65.8% and 69.0% for three months ended June 30, 2007 and 2006, respectively.

The increase in cost of operations from our Florida operations for the three months ended June 30, 2007 of $9.9 million or 27.1% was due to acquisitions net of dispositions of $14.6 million. Offsetting this increase was lower costs for third party disposal due to increased internalization coupled with overall lower collection volumes of $2.5 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $0.8 million and decreases in other operating costs of $1.4 million. As a percentage of revenue, cost of operations was 66.0% and 69.5% for the three months ended June 30, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased internalization and the expiration of certain lower margin residential collection contracts.

The increase in cost of operations from our Canadian operations for the three months ended June 30, 2007 of $3.8 million or 11.7% was due to increased labor costs of $1.5 million, increased disposal primarily due to increased volumes of $0.9 million and increased equipment and other operating costs of $0.6 million. The unfavorable effect of foreign exchange movements was $0.8 million. Cost of operations as a percentage of revenue decreased to 65.5% from 68.5% for the three months ended June 30, 2007 and 2006, respectively primarily due to increased landfill volumes.

Cost of operations was $150.1 million and $131.1 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $19.0 million or 14.6%. As a percentage of revenue, cost of operations was 66.0% and 69.7% for six months ended June 30, 2007 and 2006, respectively.

The increase in cost of operations from our Florida operations for the six months ended June 30, 2007 of $11.6 million or 16.4% was due to acquisitions net of dispositions of $21.1 million. Offsetting this increase was lower costs for third party disposal due to increased internalization of $5.3 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $2.0 million and decreases in other operating costs of $2.2 million. As a percentage of revenue, cost of operations was 65.2% and 70.3% for the six months ended June 30, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased internalization and the expiration of certain lower margin residential collection contracts.

The increase in cost of operations from our Canadian operations for the six months ended June 30, 2007 of $7.4 million or 12.4% was due to increased labor costs of $3.7 million, increased disposal volumes and rates of $1.6 million, increased fuel costs of $0.6 million and increased equipment, insurance and other operating costs of $1.4 million. The unfavorable effect of foreign exchange movements was $0.1 million. Cost of operations as a percentage of revenue decreased to 67.0% from 69.0% for the six months ended June 30, 2007 and 2006, respectively primarily due to increased landfill volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense was $15.1 million and $14.2 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $0.9 million or 6.2%. As a percentage of revenue, selling, general and administrative expense was 12.0% and 14.1% for the three months ended June 30, 2007 and 2006, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions net of dispositions of $1.6 million and labor and other overhead of $0.5 million, offset by a decrease in legal fees of $1.3 million. The unfavorable effect of foreign exchange movements was $0.1 million.

Selling, general and administrative expense was $29.9 million and $29.3 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $0.6 million or 1.9%. As a percentage of revenue, selling, general and administrative expense was 13.1% and 15.6% for the six months ended June 30, 2007 and 2006, respectively. The overall increase in selling, general and administrative expense is due to acquisitions net of dispositions of $2.2 million offset by lower stock-based compensation and severance of $1.1 million coupled with a decrease in legal and professional fees and other decreases of $0.5 million. The unfavorable effect of foreign exchange movements was insignificant.

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $15.1 million and $9.7 million for the three months ended June 30, 2007 and 2006, respectively, an increase of $5.4 million or 55.2%. As a percentage of revenue, depreciation, depletion and amortization was 12.0% and 9.7% for the three months ended June 30, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $0.9 million, which is primarily due to increased disposal volumes resulting from increased internalization at our domestic landfills, acquisitions net of dispositions of $2.1 million and an increase in our truck fleet depreciation. Amortization of intangible assets increased $1.9 million. Foreign exchange rate movements had an unfavorable effect of $0.1 million. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $4.00 to $7.68 per ton during the three months ended June 30, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.70 to C$11.82 per tonne during the three months ended June 30, 2007 and 2006, respectively.

Depreciation, depletion and amortization was $27.1 million and $19.1 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $8.0 million or 41.9%. As a percentage of revenue, depreciation, depletion and amortization was 11.9% and 10.2% for the six months ended June 30, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $1.4 million, which is primarily due to increased disposal volumes resulting from increased internalization at our domestic landfills, acquisitions net of dispositions of $3.7 million and an increase in our truck fleet depreciation. Amortization of intangible assets acquired increased $2.0 million. Foreign exchange rate movements were insignificant. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $4.00 to $7.68 per ton during the three months ended June 30, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.70 to C$11.82 per tonne during the six months ended June 30, 2007 and 2006, respectively.

Foreign Exchange Gain and Other

Foreign exchange gain (loss) and other was $0.2 million and $(2.2) million for the three months ended June 30, 2007 and 2006, respectively. The foreign exchange gain (loss) relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. The decrease in loss is primarily due to the prior year increase in a U.S. monetary note receivable due from the U.S. parent to the WSI (CA) subsidiary. Other items primarily relate to gains on sales of equipment.

Foreign exchange gain (loss) and other was $0.6 million and $(2.1) million for the six months ended June 30, 2007 and 2006, respectively. The foreign exchange gain relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. The decrease in loss is primarily due to the prior year increase in a U.S. monetary note receivable due from Waste Services to its Canadian subsidiary. Other items primarily relate to gains on sales of equipment.

Interest Expense

The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Credit Facility and Senior Subordinated Note interest	$9,589	$6,953	$18,524	$13,119
Amortization of debt issue costs	831	388	1,315	776
Preferred Stock dividends and amortization of issue costs	—	4,841	—	10,537
Other interest expense	410	484	736	985

	$10,830	$12,666	$20,575	$25,417

Interest expense was $10.8 million and $12.7 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $1.9 million or 14.5%. Interest expense on the Credit Facility and the Senior Subordinated Notes increased $2.6 million for the three months ended June 30, 2007 due primarily to higher overall balances outstanding offset by lower average rates. Additionally in June 2007, we made an optional prepayment of $20.0 million of our term notes under the Credit Facility. As such we expensed $0.3 million of unamortized debt issue costs relating to the retirement. The weighted average interest rate on Credit Facility borrowings was 8.1% and 8.4% for the three months ended June 30, 2007 and 2006, respectively. In December 2006, we redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common stock. Interest expense was $20.6 million and $25.4 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $4.8 million or 19.1%. Interest expense on the Credit Facility and the Senior Subordinated Notes increased $5.4 million for the six months ended June 30, 2007 due primarily to higher overall balances outstanding. The weighted average interest rate on Credit Facility borrowings was 8.2% and 8.1% for the six months ended June 30, 2007 and 2006, respectively.

Income Tax Provision

The provision for income taxes from continuing operations was $4.4 million and $3.4 million for the three months ended June 30, 2007 and 2006, respectively and $6.1 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The provision during the first quarter of 2007 was lower than would be expected as the sale of our Arizona operations generated a reversal of excess deferred tax liabilities of approximately $1.8 million. Due to the lack of taxable income relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S. as well as deferred tax liabilities generated by our deductible goodwill. Additionally, we recognize a provision for foreign taxes on our Canadian income.

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

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named therein. The Credit Facilities consist of a revolving credit facility in the amount of $60.0 million, of which $45.0 million is available to our U.S. operations and $15.0 million is available to our Canadian operations, and a term loan facility in the amount of $273.9 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. restricted subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of June 30, 2007, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $12.2 million of capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of July 24, 2007, there were no amounts outstanding on the revolving credit facility, while $25.4 million of revolver capacity was used to support outstanding letters of credit.

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

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125 per month until July 1, 2014. The note was issued as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the note as of June 30, 2007 approximates $8.0 million, and will accrete interest at 7.8% over the term of the note. The note is secured by the transfer station operation acquired from WCA.

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

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2007, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $88.4 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.

Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2007 and included in the $88.4 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $9.8 million to secure the liability for losses within the deductible limit.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the six months ended June 30, 2007 and 2006.

Cash Flows from Operating Activities

Cash provided by operating activities of our continuing operations was $23.2 million and $14.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins domestically and in Canada, offset by increased investment in working capital.

Cash Flows from Investing Activities

Cash used in investing activities of our continuing operations was $49.5 million and $49.6 million for the six months ended June 30, 2007 and 2006, respectively. The slight decrease in cash used in investing activities is primarily due to cash proceeds from the sale of our Texas operations of $15.7 million being re-invested in vehicles, equipment and construction projects at our landfill and transfer station sites and deposits for a future landfill development project. Company-wide capital expenditures from continuing operations were $24.2 million and $24.3 million for the six months ended June 30, 2007 and 2006, respectively.

Cash Flows from Financing Activities

Cash provided by financing activities of our continuing operations was $33.6 million and $29.1 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 the proceeds from the issuance of debt is primarily comprised of the issuance of $50.0 million of term notes under the Credit Facility, $26.0 million of draws on our revolving credit facility and the issuance of a $10.5 million secured note payable to WCA, with a net present value of approximately $8.0 million. For the six months ended June 30, 2007 the principal repayments are primarily comprised of $26.0 million of payments on our revolving credit facility, an optional prepayment of term notes under the Credit Facility of $20.0 million and $3.2 million of other scheduled principal payments.

Cash Flow from Discontinued Operations

Cash flows from our discontinued operations are disclosed separately on the Unaudited Condensed Consolidated Statements of Cash Flows included elsewhere in this report. Having consummated the sale of our Arizona and Texas operations, we will cease to be impacted by these cash flows, and we do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has expired. Details of these agreements are further described in the notes to our Consolidated Financial Statements. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2006, as filed on Form 10-K.

Landfill Sites

The following table summarizes the changes in our operating landfill capacity at our continuing operations for the six months ended June 30, 2007 (in thousands of cubic yards):

	Balance,		Changes in	Balance,
	Beginning	Airspace	Engineering	End
	of Period	Consumed	Estimates	of Period

United States
Permitted capacity	54,992	(1,585)	—	53,407
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	73,292	(1,585)	—	71,707

Number of sites	4	—	—	4
Canada
Permitted capacity	11,644	(389)	—	11,255
Probable expansion capacity	4,970	—	(262)	4,708

Total available airspace	16,614	(389)	(262)	15,963

Number of sites	3	—	—	3
Total
Permitted capacity	66,636	(1,974)	—	64,662
Probable expansion capacity	23,270	—	(262)	23,008

Total available airspace	89,906	(1,974)	(262)	87,670

Number of sites	7	—	—	7

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had a material effect on our consolidated results of operations, cash flows or financial position.

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

A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of

Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the six months ended June 30, 2007, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.6 million.

As of June 30, 2007, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.3 million for the six months ended June 30, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee.

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

Our annual shareholders meeting was held on June 12, 2007. The only matter coming before the meeting was the election of directors. The number of votes cast for and withheld for each nominee were as follows:

Nominee	Number of Votes For	Number of Votes Withheld

Gary W. DeGroote	43,254,353	304,504
David Sutherland-Yoest	43,287,125	271,732
George E. Matelich	43,202,524	356,333
Michael B. Lazar	43,280,872	277,985

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 4.1	Supplemental Indenture, dated as of April 12, 2007, among U.S.A. Recycling Holdings L.L.C., U.S.A. Recycling L.L.C. and Freedom Recycling Holdings, the other guarantors and Wells Fargo Bank, National Association, as Trustee.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 26, 2007

Waste Services, Inc.

By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board,
Chief Executive Officer

By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 4.1	Supplemental Indenture, dated as of April 12, 2007, among U.S.A. Recycling Holdings L.L.C., U.S.A. Recycling L.L.C. and Freedom Recycling Holdings, the other guarantors and Wells Fargo Bank, National Association, as Trustee.
Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer
Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Principal Financial Officer