Form 10-Q
period 2007-09-30
WASTE SERVICES, INC.
filed 2007-11-01
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 30, 2007 was 46,074,982 (assuming exchange of 6,307,862 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,102,620 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:

Cash and cash equivalents	$15,998	$8,532
Accounts receivable (net of allowance for doubtful accounts of $817 and $572 as of September 30, 2007 and December 31 2006, respectively)	70,553	51,804
Prepaid expenses and other current assets	10,767	6,224
Current assets of discontinued operations	—	4,559

Total current assets	97,318	71,119

Property and equipment, net	198,618	140,673
Landfill sites, net	200,055	195,881
Goodwill and other intangible assets, net	423,703	350,035
Other assets	18,348	10,667
Non-current assets of discontinued operations	—	96,688

Total assets	$938,042	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,045	$24,033
Accrued expenses and other current liabilities	69,435	53,566
Short-term financing and current portion of long-term debt	1,915	3,975
Current liabilities of discontinued operations	—	4,784

Total current liabilities	98,395	86,358

Long-term debt	442,822	406,113
Accrued closure, post-closure and other obligations	47,595	32,625
Non-current liabilities of discontinued operations	—	610

Total liabilities	588,812	525,706

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,972,362 and 43,868,606 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	439	438
Additional paid-in capital	509,741	506,751
Accumulated other comprehensive income	65,185	35,201
Accumulated deficit	(226,135)	(203,033)

Total shareholders’ equity	349,230	339,357

Total liabilities and shareholders’ equity	$938,042	$865,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$130,605	$103,739	$358,158	$291,703

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	85,346	70,312	235,478	201,373
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	18,587	14,753	48,479	44,083
Deferred acquisition costs	—	—	—	5,612
Depreciation, depletion and amortization	16,143	10,602	43,234	29,694
Foreign exchange loss (gain) and other	638	(92)	51	2,024

Income from operations	9,891	8,164	30,916	8,917
Interest expense	10,243	7,996	30,818	22,876
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	4,256	—	14,793

Income (loss) from continuing operations before income taxes	(352)	(4,088)	98	(28,752)
Income tax provision	4,474	4,045	10,618	8,386

Net loss from continuing operations	(4,826)	(8,133)	(10,520)	(37,138)
Net loss from discontinued operations, net of tax of $0	—	(460)	(1,130)	(1,297)
Loss on sale of discontinued operations, net of tax of $0	(198)	—	(11,452)	—

Net loss	$(5,024)	$(8,593)	$(23,102)	$(38,435)

Basic and diluted loss per share:
Loss per share — continuing operations	$(0.11)	$(0.23)	$(0.23)	$(1.08)
Loss per share — discontinued operations	—	(0.01)	(0.27)	(0.03)

Loss per share — basic and diluted	$(0.11)	$(0.24)	$(0.50)	$(1.11)

Weighted average common shares outstanding — basic and diluted	46,007	36,066	45,984	34,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(In thousands)

				Accumulated
	Waste Services, Inc.			Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2006	43,869	$438	$506,751	$35,201	$(203,033)	$339,357
Exercise of options and warrants	103	1	690	—	—	691
Stock-based compensation	—	—	2,300	—	—	2,300
Foreign currency translation adjustment	—	—	—	29,984	—	29,984
Net loss	—	—	—	—	(23,102)	(23,102)

Balance, September 30, 2007	43,972	$439	$509,741	$65,185	$(226,135)	$349,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(23,102)	$(38,435)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss from discontinued operations	12,582	1,297
Depreciation, depletion and amortization	43,234	29,694
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	14,793
Amortization of debt issue costs	1,837	1,172
Deferred income tax provision	3,766	8,298
Non-cash stock-based compensation expense	2,300	2,918
Severance costs expensed, exclusive of stock-based compensation	3,252	—
Deferred acquisition costs expensed	—	5,173
Foreign exchange loss and loss on disposal of property and equipment	735	2,005
Other non-cash items	319	515
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	(5,007)	(4,638)
Prepaid expenses and other current assets	(645)	(608)
Accounts payable	335	(5,375)
Accrued expenses and other current liabilities	6,180	7,891

Net cash provided by continuing operations	45,786	24,700
Net cash provided by discontinued operations	1,567	4,346

Net cash provided by operating activities	47,353	29,046

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(32,289)	(28,973)
Capital expenditures	(48,624)	(37,007)
Proceeds from asset sales and business divestitures	17,832	4,929
Deposits for business acquisitions and other	(9,820)	(929)

Net cash used in continuing operations	(72,901)	(61,980)
Net cash used in discontinued operations	(2,187)	(3,025)

Net cash used in investing activities	(75,088)	(65,005)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	84,066	40,532
Principal repayments of debt and capital lease obligations	(49,537)	(11,861)
Proceeds from the exercise of options and warrants	691	86
Fees paid for financing transactions	(1,259)	(149)

Net cash provided by financing activities — continuing operations	33,961	28,608

Effect of exchange rate changes on cash and cash equivalents	1,240	161

Increase (decrease) in cash and cash equivalents	7,466	(7,190)
Cash and cash equivalents at the beginning of the period	8,532	8,886

Cash and cash equivalents at the end of the period	$15,998	$1,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007 we divested our Arizona operations and in June 2007 we divested our Texas operations and as a result, these operations are presented as discontinued for all periods presented.
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
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us, on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the three and nine months ended September 30, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Basic and diluted earnings (loss) per share have been retroactively restated to reflect the one for three split to the earliest period presented.
     Potentially dilutive securities not included in the diluted loss per share calculation, due to net losses, are as follows, giving effect to the reverse one for three split to the earliest period presented (unaudited) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Common Shares issuable under option grants	57	—	37	—
Common Shares issuable under warrants outstanding	669	219	625	190

Dilutive securities	726	219	662	190

     For purposes of computing net income (loss) per common share — basic and diluted, for the three and nine months ended September 30, 2007, the weighted average number of shares of common stock outstanding includes the effect of 6,307,862 and 6,308,359 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,102,620 and 2,102,786 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004, the date our migration transaction was completed. For the three and nine months ended September 30, 2006, the weighted average number of shares of common stock outstanding includes the effect of 6,323,959 and 6,326,067 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,107,986 and 2,108,689 shares of our common stock, respectively), as if they were shares of our outstanding common stock from July 31, 2004.
2. Adopted Accounting
     In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109” (“FIN 48”), which we have adopted effective January 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:
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
     We are subject to tax audits in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:
•	Federal — We are subject to U.S. federal tax examinations by tax authorities for the tax years ended December 31, 2004 to 2006.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	State — We are subject to state tax examinations by tax authorities for the tax years ended December 31, 2004 to 2006.

•	Canada — We are no longer subject to foreign tax examinations by tax authorities for years before January 1, 1999.

•	Provincial — We are no longer subject to foreign tax examinations by tax authorities for years before January 1, 1999.
     The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and September 30, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.
3. Discontinued Operations
     In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million for net working capital between the two operations and transaction costs. In June 2007 we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. Additionally, as part of the transaction with WCA, we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the note was approximately $8.1 million at the time it was issued. Accordingly, we have presented the net assets and operations of our Arizona and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $8.1 million for the three months ended September 30, 2007 and 2006, respectively, and $10.3 million and $24.8 million for the nine months ended September 30, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was nil and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. During 2007 we recognized a gain on disposal of $0.8 million for the Arizona operations and a loss on disposal of $12.2 million for the Texas operations. No income tax benefit or provision has been attributed to discontinued operations for each period presented.
     The fair market value of proceeds for our Arizona operations was $52.4 million and was determined by estimating the fair value of the Allied operations received. Additionally, we paid $15.8 million for net working capital between the two operations and transaction costs. The fair market value of $18.5 million of proceeds attributed to the Texas operations was determined by estimating the fair value of the WCA Florida operations received plus cash received of $23.7 million less the net present value of the note issued of $8.1 million plus working capital. We have determined, that if our Texas operations were held and used, we would not have recognized a long-lived asset impairment in prior periods.
     The following table summarizes our proceeds and the resulting gain (loss) on sale:

	Arizona	Texas
	Operations	Operations	Total

Fair value of operations received	$52,351	$18,471	$70,822
Cash received, net of promissory note issued	—	15,638	15,638
Less:
Carrying value of operations sold	51,559	46,353	97,912

Gain (loss) on disposition of discontinued operations	$792	$(12,244)	$(11,452)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net assets related to our discontinued operations as of December 31, 2006 are as follows (unaudited):

	Arizona	Texas
	Operations	Operations	Total

Accounts receivable	$3,418	$658	$4,076
Prepaid expenses and other current assets	452	31	483

Current assets of discontinued operations	3,870	689	4,559

Property and equipment	11,803	4,646	16,449
Landfill sites	17,229	41,456	58,685
Goodwill and other intangible assets	21,433	—	21,433
Other assets	121	—	121

Non-current assets of discontinued operations	50,586	46,102	96,688

Total assets of discontinued operations	$54,456	$46,791	$101,247

Accounts payable	$356	$—	$356
Accrued expenses and other current liabilities	3,518	910	4,428

Current liabilities of discontinued operations	3,874	910	4,784

Accrued closure, post closure and other obligations	336	274	610

Non-current liabilities of discontinued operations	336	274	610

Total liabilities of discontinued operations	$4,210	$1,184	$5,394

Net assets of discontinued operations	$50,246	$45,607	$95,853

4. Share-Based Payments
     Stock based compensation expense was $1.3 million and $1.4 million, for the three months ended September 30, 2007 and 2006, respectively, and $2.3 million and $2.9 million, for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, we granted options to purchase 822,000 shares of our common stock and 55,000 shares of our common stock, respectively, to certain employees with option exercise prices equal to the market value of our common stock on the date immediately preceding the grant date. The weighted-average grant-date fair value of these option grants was $5.94 and $6.36, for the nine months ended September 30, 2007 and 2006 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Annual dividend yield	—	N/A	—	—
Weighted-average expected life (years)	3.0	N/A	3.0	3.0
Risk-free interest rate	4.6%	N/A	4.5%	4.8%
Expected volatility	89%	N/A	92%	38%
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
     SFAS No. 123 (revised 2004), “Share-Based Payment” requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the nine months ended September 30, 2007, 71,666 employee options were exercised, 172,330 options were forfeited and 78,990 options expired. During the nine months ended September 30, 2006, no employee options were exercised, 181,166 options were forfeited and 433,833 options expired. As of September 30, 2007, $3.1 million of total unrecognized compensation cost related to employee stock options is expected to be recognized over a weighted average period of approximately 1.4 years.
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
     In April 2007, we completed the acquisition of a roll-off collection and transfer operation, and a transfer station development project and a landfill development project in southwest Florida (USA Recycling Holdings, LLC., USA Recycling, LLC., and Freedom Recycling Holdings, LLC.) for a total purchase price of $51.2 million, of which, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. To date we have advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.
     In June 2007, we completed transactions to acquire WCA’s hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site. The estimated fair value of the WCA assets approximated $18.5 million.
     Details of the net assets acquired and cash used in asset acquisitions for the nine months ended September 30, 2007 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied		USA		All
	South Florida	WCA	Recycling	Other	Total
Purchase price:
Cash paid and transaction costs	$15,777	$10	$13,408	$1,351	$30,546
Fair value of operations received	52,351	18,471	—	—	70,822

Total purchase price	68,128	18,481	13,408	1,351	101,368

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	1	—	84	—	85
Accounts receivable	7,417	1,163	—	—	8,580
Prepaid expenses and other current assets	290	—	—	—	290
Accrued expenses and other current liabilities	(4,134)	(85)	—	(48)	(4,267)

Net working capital	3,574	1,078	84	(48)	4,688
Property and equipment	22,040	3,082	5,394	648	31,164
Accrued closure, post-closure and other obligations assumed	—	(312)	—	—	(312)

Net book value of assets acquired and liabilities assumed	25,614	3,848	5,478	600	35,540

Excess purchase price to be allocated	$42,514	$14,633	$7,930	$751	$65,828

Allocated as follows:
Goodwill	$6,735	$12,645	$5,709	$386	$25,475
Other intangible assets	35,779	1,988	2,221	365	40,353

Total allocated	$42,514	$14,633	$7,930	$751	$65,828

     For acquisitions completed within the last twelve months, we continue to obtain further information regarding the allocation of purchase price among the assets acquired and the liabilities assumed. Changes to the initial purchase price allocation for acquisitions completed in 2007, primarily relating to the valuation of property and equipment acquired, reduced goodwill by approximately $10.6 million during the nine months ended September 30, 2007.
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
     The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2007 and 2006 as if acquisitions completed in 2007 and 2006 had occurred as of January 1, 2006 (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$130,605	$129,229	$379,800	$378,739

Net loss from continuing operations	$(4,826)	$(5,749)	$(9,315)	$(33,461)

Basic and diluted loss per Share — continuing operations	$(0.11)	$(0.16)	$(0.20)	$(0.93)

Pro forma weighted average common shares outstanding — basic and diluted	46,007	36,066	45,984	36,066

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (unaudited):

	September 30,	December 31,
	2007	2006

Prepaid expenses	$4,489	$2,969
Parts and supplies	2,243	1,710
Royalty receivable	1,316	—
Other current assets	2,719	1,545

	$10,767	$6,224

7. Property and Equipment
     Property and equipment consist of the following (unaudited):

	September 30,	December 31,
	2007	2006

Land and buildings	$63,863	$31,470
Vehicles	145,929	116,436
Containers, compactors and landfill and recycling equipment	98,913	74,597
Furniture, fixtures, other office equipment and leasehold improvements	12,246	10,272

Total property and equipment	320,951	232,775
Less: Accumulated depreciation	(122,333)	(92,102)

Property and equipment, net	$198,618	$140,673

8. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following (unaudited):

	September 30,	December 31,
	2007	2006

Landfill sites	$263,176	$240,938
Less: Accumulated depletion	(63,121)	(45,057)

Landfill sites, net	$200,055	$195,881

     The changes in landfill sites for the nine months ended September 30, 2007 and 2006 are as follows (unaudited):

	September 30,
	2007	2006

Balance at the beginning of the period	$195,881	$116,781
Landfill site construction costs	13,394	11,057
Reclassification to conservatory	(1,028)	—
Purchase price allocation adjustments for prior acquisitions	505	—
Acquisitions	—	23,290
Additional asset retirement obligations	2,290	1,419
Depletion	(13,400)	(9,153)
Effect of foreign exchange rate fluctuations	2,413	409

Balance at the end of the period	$200,055	$143,803

Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2007	2006

Accrued closure and post-closure obligations	$15,794	$9,667
Deferred income tax liability	28,089	22,322
Accrued severance	2,181	—
Capital lease obligations	927	186
Other obligations	604	450

	$47,595	$32,625

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the nine months ended September 30, 2007 and 2006 are as follows (unaudited):

	September 30,
	2007	2006
Current portion at the beginning of period	$6,258	$—
Long-term portion at the beginning of period	9,667	8,971

Balance at the beginning of period	15,925	8,971
Additional asset retirement obligations	2,290	1,419
Accretion	546	591
Acquisitions	—	2,037
Payments	(1,281)	—
Effect of foreign exchange rate fluctuations	1,270	255

Balance at the end of period	18,750	13,273
Less: Current portion	(2,956)	—

Long-term portion	$15,794	$13,273

9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (unaudited):

	September 30,	December 31,
	2007	2006

Other intangible assets subject to amortization:
Customer relationships and contracts	$77,376	$43,964
Non-competition agreements and other	6,995	3,694

	84,371	47,658
Less: Accumulated amortization:
Customer relationships and contracts	(24,500)	(17,080)
Non-competition agreements and other	(2,074)	(2,435)

Other intangible assets subject to amortization, net	57,797	28,143
Goodwill	365,906	321,892

Goodwill and other intangible assets, net	$423,703	$350,035

     The changes in goodwill for the nine months ended September 30, 2007 and 2006 are as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
	Florida	Canada	Total

Balance at the beginning of the period	$235,044	$86,848	$321,892
Acquisitions	25,089	386	25,475
Purchase price allocation adjustments for prior acquisitions	3,536	61	3,597
Effect of foreign exchange rate fluctuations	—	14,942	14,942

Balance at the end of the period	$263,669	$102,237	$365,906

	Nine Months Ended September 30, 2006
	Florida	Canada	Total

Balance at the beginning of the period	$199,377	$84,869	$284,246
Acquisitions	22,094	1,672	23,766
Purchase price allocation adjustments for prior acquisitions	(258)	—	(258)
Effect of foreign exchange rate fluctuations	—	3,439	3,439

Balance at the end of the period	$221,213	$89,980	$311,193

10. Other Assets
     Other assets consist of the following (unaudited):

	September 30,	December 31,
	2007	2006
Debt issue costs, net of accumulated amortization of $5,261 and $3,853 as of September 30, 2007 and December 31, 2006, respectively	$8,347	$9,060
Acquisition deposits and deferred acquisition costs	9,484	1,048
Other assets	517	559

	$18,348	$10,667

     Included in acquisition deposits and deferred acquisition costs as of September 30, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida.
11. Debt
     Debt consists of the following (unaudited):

	September 30,	December 31,
	2007	2006
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 8.1% as of September 30, 2007 and 10.0% (adjusted to 8.1% in January 2007) as of December 31, 2006, due $693 per quarter from September 2008 through March 2010, $67,264 per quarter thereafter, due March 2011	273,910	245,260
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.5% to 7.8%, due through 2014 (net of discount of $2,277 and $0 at September 30, 2007 and December 31, 2006, respectively)	8,181	2,041
Other subordinated notes payable, interest at 6.7%, due through 2017	2,646	2,787

	444,737	410,088
Less: Current portion	(1,915)	(3,975)

Long-term portion	$442,822	$406,113

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named therein. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million is available to our Canadian operations, and a term loan facility in the amount of $273.9 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of September 30, 2007, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively.
     In April 2007, we entered into an amendment that increased the term loans outstanding by an additional $50.0 million to $294.6 million in total, reduced the current interest rate on the term loans by 25 basis points to LIBOR plus 2.50% and provided for certain other modifications. In June of 2007, we made an optional prepayment of principal in the amount of $20.0 million. In August 2007, we increased the revolving credit facility capacity available to our Canadian operations by $5.0 million to the current $20.0 million of capacity.
     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of September 30, 2007, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of September 30, 2007 approximates $7.8 million, and will accrete at 7.8%. The note is secured by the material recovery facility acquired from WCA.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     No provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2007 and December 31, 2006, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $88.3 million and $74.6 million, respectively, to collateralize our obligations.
     Our domestic based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2007, and included in the $88.3 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $9.8 million to secure the liability for losses within the deductible limit.
     The changes in insurance reserves for our U.S. operations for the nine months ended September 30, 2007 and 2006 are as follows (unaudited):

	Nine Months Ended September 30,
	2007	2006

Balance at the beginning of the period	$5,327	$4,356
Provisions	3,343	3,630
Payments	(2,838)	(2,754)
Favorable claim development for prior periods	(336)	(107)

Balance at the end of the period	$5,496	$5,125

Disposal Agreement
     On November 22, 2002, we entered into a Put or Pay Disposal Agreement (the “Disposal Agreement”) with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”), and Intersan Inc. (“Intersan”), a subsidiary of Waste Management of Canada Corporation (formerly Canadian Waste Services, Inc.), pursuant to which we, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the 5 year period from the date of the Disposal Agreement, 850,000 metric tonnes of waste per year, and for the next 2 years after the expiration of the first 5 year term, 710,000 metric tonnes of waste per year at a fixed disposal rate set out in the Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site we are also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. The companies within the RCI Group are controlled by a director of ours and/or individuals related to that director.
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
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of September 30, 2007, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 45,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.
Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of September 30, 2007 and December 31, 2006, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.
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
15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(5,024)	$(8,593)	$(23,102)	$(38,435)
Foreign currency translation adjustment	13,881	(194)	29,984	7,207

Comprehensive income (loss)	$8,857	$(8,787)	$6,882	$(31,228)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2007 and 2006 is as follows (unaudited):

	Three Months Ended September 30, 2007
	Florida	Canada	Corporate	Total

Revenue	$70,616	$59,989	$—	$130,605
Depreciation, depletion and amortization	10,982	4,814	347	16,143
Income (loss) from operations	6,991	11,262	(8,362)	9,891
Capital expenditures	11,826	12,357	274	24,457

	Three Months Ended September 30, 2006
	Florida	Canada	Corporate	Total

Revenue	$51,910	$51,829	$—	$103,739
Depreciation, depletion and amortization	6,091	4,155	356	10,602
Income (loss) from operations	7,072	8,903	(7,811)	8,164
Capital expenditures	7,261	5,459	35	12,755

	Nine Months Ended September 30, 2007
	Florida	Canada	Corporate	Total

Revenue	$197,510	$160,648	$—	$358,158
Depreciation, depletion and amortization	29,106	13,128	1,000	43,234
Income (loss) from operations	23,942	27,972	(20,998)	30,916
Capital expenditures	27,873	19,629	1,122	48,624

	Nine Months Ended September 30, 2006
	Florida	Canada	Corporate	Total

Revenue	$152,940	$138,763	$—	$291,703
Depreciation, depletion and amortization	16,946	11,635	1,113	29,694
Income (loss) from operations	19,860	21,281	(32,224)	8,917
Capital expenditures	17,521	18,637	849	37,007
17. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic subsidiaries, which are wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Unaudited Condensed Consolidating Balance Sheets as of September 30, 2007 and December 31, 2006 and the related Unaudited Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the non-guarantor Canadian subsidiaries (“Non-guarantors”):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,678	$1,019	$9,301	$—	$15,998
Accounts receivable, net	—	33,784	36,769	—	70,553
Prepaid expenses and other current assets	863	2,737	7,167	—	10,767

Total current assets	6,541	37,540	53,237	—	97,318

Property and equipment, net	236	109,649	88,733	—	198,618
Landfill sites, net	—	183,431	16,624	—	200,055
Goodwill and other intangible assets, net	—	320,214	103,489	—	423,703
Other assets	18,147	201	—	—	18,348
Due from affiliates	—	—	651	(651)	—
Investment in subsidiary	822,745	—	—	(822,745)	—

Total assets	$847,669	$651,035	$262,734	$(823,396)	$938,042

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,757	$2,305	$12,983	$—	$27,045
Accrued expenses and other current liabilities	21,146	25,211	23,078	—	69,435
Short-term financing and current portion of long-term debt	1,715	200	—	—	1,915

Total current liabilities	34,618	27,716	36,061	—	98,395
Long-term debt	440,376	2,446	—	—	442,822
Accrued closure, post-closure and other obligations	22,794	7,815	16,986	—	47,595
Due to affiliates	651	—	—	(651)	—

Total liabilities	498,439	37,977	53,047	(651)	588,812

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	348,791	613,058	209,687	(822,745)	348,791

Total shareholders’ equity	349,230	613,058	209,687	(822,745)	349,230

Total liabilities and shareholders’ equity	$847,669	$651,035	$262,734	$(823,396)	$938,042

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$2,190	$563	$5,779	$—	$8,532
Accounts receivable, net	—	24,144	27,660	—	51,804
Prepaid expenses and other current assets	570	2,292	3,362	—	6,224
Current asets of discontinued operations	—	4,559	—	—	4,559

Total current assets	2,760	31,558	36,801	—	71,119

Property and equipment, net	167	71,305	69,201	—	140,673
Landfill sites, net	—	182,050	13,831	—	195,881
Goodwill and other intangible assets, net	—	262,056	87,979	—	350,035
Other assets	10,429	238	—	—	10,667
Due from affiliates	—	—	344	(344)	—
Investment in subsidiary	777,619	—	—	(777,619)	—
Non-current assets of discontinued operations	—	96,688	—	—	96,688

Total assets	$790,975	$643,895	$208,156	$(777,963)	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,411	$3,189	$11,433	$—	$24,033
Accrued expenses and other current liabilities	18,503	19,600	15,463	—	53,566
Short-term financing and current portion of long-term debt	3,786	189	—	—	3,975
Current liabilities of discontinued operations	—	4,784	—	—	4,784

Total current liabilities	31,700	27,762	26,896	—	86,358

Long-term debt	403,516	2,597	—	—	406,113
Accrued closure, post-closure and other obligations	16,058	2,755	13,812	—	32,625
Due to affiliates	344	—	—	(344)	—
Non-current liabilities of discontinued operations	—	610	—	—	610

Total liabilities	451,618	33,724	40,708	(344)	525,706

Shareholders’ equity:
Common stock of Waste Services, Inc	438	—	—	—	438
Other equity	338,919	610,171	167,448	(777,619)	338,919

Total shareholders’ equity	339,357	610,171	167,448	(777,619)	339,357

Total liabilities and shareholders’ equity	$790,975	$643,895	$208,156	$(777,963)	$865,063

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$70,616	$59,989	$—	$130,605

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	45,701	39,645	—	85,346
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	6,749	4,966	6,872	—	18,587
Depreciation, depletion and amortization	22	10,982	5,139	—	16,143
Foreign exchange loss (gain) and other	—	672	(34)	—	638
Equity earnings in investees, net of tax	(11,938)	—	—	11,938	—

Income from operations	5,167	8,295	8,367	(11,938)	9,891
Interest expense	10,191	39	13	—	10,243

Income (loss) from continuing operations before income taxes	(5,024)	8,256	8,354	(11,938)	(352)
Income tax provision	—	1,716	2,758	—	4,474

Net income (loss) from continuing operations	(5,024)	6,540	5,596	(11,938)	(4,826)
Loss on sale of discontinued operations	—	(198)	—	—	(198)

Net income (loss)	$(5,024)	$6,342	$5,596	$(11,938)	$(5,024)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$51,910	$51,829	$—	$103,739

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	35,122	35,190	—	70,312
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	5,778	3,310	5,665	—	14,753
Depreciation, depletion and amortization	12	6,091	4,499	—	10,602
Foreign exchange gain and other	—	(62)	(30)	—	(92)
Equity earnings in investees, net of tax	(9,340)	—	—	9,340	—

Income from operations	3,550	7,449	6,505	(9,340)	8,164
Interest expense	7,887	45	64	—	7,996
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	4,256	—	—	—	4,256

Income (loss) from continuing operations before income taxes	(8,593)	7,404	6,441	(9,340)	(4,088)
Income tax provision	—	1,452	2,593	—	4,045

Net income (loss) from continuing operations	(8,593)	5,952	3,848	(9,340)	(8,133)
Net loss from discontinued operations	—	(460)	—	—	(460)

Net income (loss)	$(8,593)	$5,492	$3,848	$(9,340)	$(8,593)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$197,510	$160,648	$—	$358,158

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	128,404	107,074	—	235,478
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	15,141	13,534	19,804	—	48,479
Depreciation, depletion and amortization	52	29,106	14,076	—	43,234
Foreign exchange loss (gain) and other	(175)	513	(287)	—	51
Equity earnings in investees, net of tax	(22,443)	—	—	22,443	—

Income from operations	7,425	25,953	19,981	(22,443)	30,916
Interest expense	30,527	140	151	—	30,818

Income (loss) from continuing operations before income taxes	(23,102)	25,813	19,830	(22,443)	98
Income tax provision	—	3,504	7,114	—	10,618

Net income (loss) from continuing operations	(23,102)	22,309	12,716	(22,443)	(10,520)
Net loss from discontinued operations	—	(1,130)	—	—	(1,130)
Loss on sale of discontinued operations	—	(11,452)	—	—	(11,452)

Net income (loss)	$(23,102)	$9,727	$12,716	$(22,443)	$(23,102)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$152,940	$138,763	$—	$291,703

Operating and other expenses:					—
Cost of operations (exclusive of depreciation, depletion and amortization)	—	106,196	95,177	—	201,373
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,188	9,428	17,467	—	44,083
Deferred acquisition costs	439	—	5,173	—	5,612
Depreciation, depletion and amortization	31	16,945	12,718	—	29,694
Foreign exchange loss (gain) and other	439	(411)	1,996	—	2,024
Equity earnings in investees, net of tax	(16,916)	—	—	16,916	—

Income (loss) from operations	(1,181)	20,782	6,232	(16,916)	8,917
Interest expense	22,461	134	281	—	22,876
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	14,793	—	—	—	14,793

Income (loss) from continuing operations before income taxes	(38,435)	20,648	5,951	(16,916)	(28,752)
Income tax provision	—	4,291	4,095	—	8,386

Net loss from continuing operations	(38,435)	16,357	1,856	(16,916)	(37,138)
Net loss from discontinued operations	—	(1,297)	—	—	(1,297)

Net income (loss)	$(38,435)	$15,060	$1,856	$(16,916)	$(38,435)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(32,802)	$51,664	$28,491	$—	$47,353

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(30,892)	(1,397)	—	(32,289)
Capital expenditures	(123)	(27,873)	(20,628)	—	(48,624)
Proceeds from asset sales and business divestitures	—	17,772	60	—	17,832
Deposits for business acquisitions and other	(8,338)	117	(1,599)	—	(9,820)
Intercompany	—	(8,003)	(2,645)	10,648	—

Net cash used in continuing operations	(8,461)	(48,879)	(26,209)	10,648	(72,901)
Net cash used in discontinued operations	—	(2,187)	—	—	(2,187)

Net cash used in investing activities	(8,461)	(51,066)	(26,209)	10,648	(75,088)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,066	—	—	—	84,066
Principal repayments of debt and capital lease obligations	(49,395)	(142)	—	—	(49,537)
Proceeds from the exercise of options and warrants	691	—	—	—	691
Fees paid for financing transactions	(1,259)	—	—	—	(1,259)
Intercompany	10,648	—	—	(10,648)	—

Net cash provided by financing activities — continuing operations	44,751	(142)	—	(10,648)	33,961

Effect of exchange rate changes on cash and cash equivalents	—	—	1,240	—	1,240

Increase in cash and cash equivalents	3,488	456	3,522	—	7,466
Cash and cash equivalents at the beginning of the period	2,190	563	5,779	—	8,532

Cash and cash equivalents at the end of the period	$5,678	$1,019	$9,301	$—	$15,998

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(32,712)	$39,732	$22,026	$—	$29,046

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(26,445)	(2,528)	—	(28,973)
Capital expenditures	(188)	(17,522)	(19,297)	—	(37,007)
Proceeds from asset sales and business divestitures	—	4,356	573	—	4,929
Share reimbursement agreement	(929)	—	—	—	(929)
Intercompany	—	—	(4,345)	4,345	—

Net cash used in continuing operations	(1,117)	(39,611)	(25,597)	4,345	(61,980)
Net cash used in discontinued operations	—	(3,025)	—	—	(3,025)

Net cash used in investing activities	(1,117)	(42,636)	(25,597)	4,345	(65,005)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	37,000	—	3,532	—	40,532
Principal repayments of debt and capital lease obligations	(7,333)	(529)	(3,999)	—	(11,861)
Proceeds from the exercise of options and warrants	86	—	—	—	86
Fees paid for financing transactions	(149)	—	—	—	(149)
Intercompany	1,095	3,250	—	(4,345)	—

Net cash provided by (used in) financing activities — continuing operations	30,699	2,721	(467)	(4,345)	28,608

Effect of exchange rate changes on cash and cash equivalents	—	—	161	—	161

Decrease in cash and cash equivalents	(3,130)	(183)	(3,877)	—	(7,190)
Cash and cash equivalents at the beginning of the period	3,130	550	5,206	—	8,886

Cash and cash equivalents at the end of the period	$—	$367	$1,329	$—	$1,696

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
Overview
     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007, we divested our Arizona operations and in June 2007 we divested our Texas operations, and as a result, these operations are presented as discontinued for all periods presented.
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
Recent Developments
     In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County. The total purchase price of Allied Waste’s South Florida operations was $68.1 million.
     In April 2007, we completed the acquisition of a roll-off collection and transfer operation, and a transfer station development project and a landfill development project in southwest Florida (USA Recycling Holdings, LLC., USA Recycling, LLC., and Freedom Recycling Holdings, LLC.) for a total purchase price of $51.2 million, of which, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. To date, we have advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.
     In June 2007, we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site. The estimated fair value of the WCA assets approximated $18.5 million. Additionally, as part of the transaction with WCA we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the note was approximately $8.1 million.

     We have presented the net assets and operations of our Arizona and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $8.1 million for the three months ended September 30, 2007 and 2006, respectively and $10.3 million and $24.8 million for the nine months ended September 30, 2007 and 2006, respectively. Pre-tax net loss from discontinued operations was nil and $0.5 million for the three months ended September 30, 2007 and 2006, respectively and $1.1 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. No income tax benefit or provision has been attributed to discontinued operations for each period presented. The increase in pre-tax net loss from discontinued operations is primarily attributable to additional provisions for severance, contract termination penalties and settlements for final working capital delivered. During 2007 we recognized a gain on disposal of $0.8 million for the Arizona operations and a loss on disposal of $12.2 million for the Texas operations.
Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30, 2007
	US		Canada		Total

Revenue	$70,616	100.0%	$59,989	100.0%	$130,605	100.0%
Operating expenses:
Cost of operations	45,701	64.7%	39,645	66.1%	85,346	65.3%
Selling, general and administrative expense	7,720	10.9%	6,872	11.5%	14,592	11.2%
Severance and related costs	3,995	5.7%	—	0.0%	3,995	3.1%
Depreciation, depletion and amortization	11,004	15.6%	5,139	8.6%	16,143	12.4%
Foreign exchange loss (gain) and other	672	0.9%	(34)	-0.1%	638	0.4%

Income from operations	$1,524	2.2%	$8,367	13.9%	$9,891	7.6%

	Three Months Ended September 30, 2006
	US		Canada		Total

Revenue	$51,910	100.0%	$51,829	100.0%	$103,739	100.0%
Operating expenses:
Cost of operations	35,122	67.6%	35,190	67.9%	70,312	67.8%
Selling, general and administrative expense	9,088	17.5%	5,665	10.9%	14,753	14.2%
Depreciation, depletion and amortization	6,103	11.8%	4,499	8.7%	10,602	10.2%
Foreign exchange gain and other	(62)	-0.1%	(30)	-0.1%	(92)	-0.1%

Income from operations	$1,659	3.2%	$6,505	12.6%	$8,164	7.9%

	Nine Months Ended September 30, 2007
	US		Canada		Total

Revenue	$197,510	100.0%	$160,648	100.0%	$358,158	100.0%
Operating expenses:
Cost of operations	128,404	65.0%	107,074	66.7%	235,478	65.7%
Selling, general and administrative expense	24,680	12.5%	19,804	12.3%	44,484	12.4%
Severance and related costs	3,995	2.0%	—	0.0%	3,995	1.1%
Depreciation, depletion and amortization	29,158	14.8%	14,076	8.8%	43,234	12.1%
Foreign exchange loss (gain) and other	338	0.2%	(287)	-0.2%	51	0.1%

Income from operations	$10,935	5.5%	$19,981	12.4%	$30,916	8.6%

	Nine Months Ended September 30, 2006
	US		Canada		Total

Revenue	$152,940	100.0%	$138,763	100.0%	$291,703	100.0%
Operating expenses:
Cost of operations	106,196	69.4%	95,177	68.6%	201,373	69.0%
Selling, general and administrative expense	26,616	17.4%	17,467	12.6%	44,083	15.1%
Deferred acquisition costs	439	0.3%	5,173	3.7%	5,612	1.9%
Depreciation, depletion and amortization	16,976	11.1%	12,718	9.2%	29,694	10.2%
Foreign exchange loss and other	28	0.0%	1,996	1.4%	2,024	0.7%

Income from operations	$2,685	1.8%	$6,232	4.5%	$8,917	3.1%

     Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Collection	$103,845	72.0%	$84,143	74.7%	$287,950	72.6%	$240,748	76.6%
Landfill disposal	17,184	11.9%	13,225	11.7%	46,683	11.8%	35,640	11.3%
Transfer station	16,809	11.7%	11,659	10.4%	46,075	11.6%	28,924	9.2%
Material recovery facilities	5,905	4.1%	3,110	2.8%	14,644	3.7%	8,206	2.6%
Other specialized services	506	0.3%	471	0.4%	1,016	0.3%	915	0.3%

	144,249	100.0%	112,608	100.0%	396,368	100.0%	314,433	100.0%
Intercompany elimination	(13,644)		(8,869)		(38,210)		(22,730)

	$130,605		$103,739		$358,158		$291,703

			Total
Three Months Ended September 30,	Florida	Canada	Revenue

2007	$70,616	$59,989	$130,605
2006	51,910	51,829	103,739

			Total
Nine Months Ended September 30,	Florida	Canada	Revenue

2007	$197,510	$160,648	$358,158
2006	152,940	138,763	291,703

     Revenue was $130.6 million and $103.7 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $26.9 million or 25.9%. The increase in revenue from our Florida operations for the three months ended September 30, 2007 of $18.7 million or 36.0% was driven by acquisitions net of dispositions of $21.8 million and price increases of $2.6 million, offset by decreases in fuel surcharges of $0.4 million. Offsetting these net increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $2.3 million and other net decreases of $3.0 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.
     The increase in revenue from our Canadian operations for the three months ended September 30, 2007 of $8.2 million or 15.7% was due to price increases of $2.0 million, which were not significantly impacted by fuel surcharges, and increased transfer station and third party landfill volumes of $2.6 million. The growth in Canadian landfill volumes for the quarter was primarily due to the timing of special waste projects. The favorable effect of foreign exchange movements increased revenue by $3.6 million.
     Revenue was $358.2 million and $291.7 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $66.5 million or 22.8%. The increase in revenue from our Florida operations for the nine months ended September 30, 2007 of $44.6 million or 29.1% was driven by price increases of $7.1 million, offset by decreases in fuel surcharges of $0.2 million, and acquisitions net of dispositions of $51.1 million. Offsetting these net increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $7.6 million and other net decreases of $5.8 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.
     The increase in revenue from our Canadian operations for the nine months ended September 30, 2007 of $21.9 million or 15.8% was due to price increases of $7.9 million, of which $0.7 million related to fuel surcharges, increased collection, transfer station and third party landfill volumes of $7.8 million and net gains on contract awards and other increases of $2.4 million. The favorable effect of foreign exchange movements increased revenue $3.8 million.
     Cost of Operations
     Cost of operations was $85.3 million and $70.3 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $15.0 million or 21.4%. As a percentage of revenue, cost of operations was 65.3% and 67.8% for the three months ended September 30, 2007 and 2006, respectively.
     The increase in cost of operations from our Florida operations for the three months ended September 30, 2007 of $10.6 million or 30.1% was due to acquisitions net of dispositions of $15.0 million. Offsetting this increase was lower costs for third party disposal due to increased internalization coupled with overall lower collection volumes of $2.5 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $1.0 million, decreased insurance and support costs of $0.4 million, primarily due to favorable development in prior year workers’ compensation and auto and general liability insurance reserves as well as decreases in other operating costs of $0.5 million. As a percentage of revenue, cost of operations was 64.7% and 67.6% for the three months ended September 30, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased internalization and the expiration of certain lower margin residential collection contracts.
     The increase in cost of operations from our Canadian operations for the three months ended September 30, 2007 of $4.4 million or 12.7% was due to increased labor costs of $1.1 million and increased disposal, vehicle repair and maintenance and other operating costs of $0.9 million. The unfavorable effect of foreign exchange movements was $2.4 million. Cost of operations as a percentage of revenue decreased to 66.1% from 67.9% for the three months ended September 30, 2007 and 2006, respectively, primarily due to increased landfill volumes.
     Cost of operations was $235.5 million and $201.4 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $34.1 million or 16.9%. As a percentage of revenue, cost of operations was 65.7% and 69.0% for the nine months ended September 30, 2007 and 2006, respectively.
     The increase in cost of operations from our Florida operations for the nine months ended September 30, 2007 of $22.2 million or 20.9% was due to acquisitions net of dispositions of $35.5 million. Offsetting this increase was lower costs for third party disposal due to increased internalization of $7.7 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $2.6 million, decreased insurance and support costs of $1.3 million and decreases in other operating costs of $1.7 million. As a percentage of revenue, cost of operations was 65.0% and 69.4% for the nine months ended September 30, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased internalization and the expiration of certain lower margin residential collection contracts.

     The increase in cost of operations from our Canadian operations for the nine months ended September 30, 2007 of $11.9 million or 12.5% was due to increased labor costs of $4.8 million, increased disposal volumes and rates of $1.8 million, increased fuel costs of $0.6 million and increased vehicle repair and maintenance and other operating costs of $2.1 million. The unfavorable effect of foreign exchange movements was $2.6 million. Cost of operations as a percentage of revenue decreased to 66.7% from 68.6% for the nine months ended September 30, 2007 and 2006, respectively, which is primarily due to increased landfill volumes.
     Selling, General and Administrative Expense
     Selling, general and administrative expense, excluding severance and related costs, was $14.6 million and $14.8 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $0.2 million or 1.1%. As a percentage of revenue, selling, general and administrative expense was 11.2% and 14.2% for the three months ended September 30, 2007 and 2006, respectively. The overall decrease in selling, general and administrative expense is primarily due to decreased legal and professional fees of $2.3 million, which primarily relates to costs for our litigation with Waste Management that were incurred in 2006 and lower stock-based compensation expense of $0.8 million. Offsetting these decreases were increases for acquisitions net of dispositions of $2.0 million and increased labor and other overhead of $0.5 million. The unfavorable effect of foreign exchange movements was $0.4 million. In the third quarter of 2007 and 2006, and due to certain of our domestic operations not achieving their performance targets, we reversed $0.4 million of previously accrued bonus.
     Selling, general and administrative expense, excluding severance and related costs, was $44.5 million and $44.1 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $0.4 million or 0.9%. As a percentage of revenue, selling, general and administrative expense was 12.4% and 15.1% for the nine months ended September 30, 2007 and 2006, respectively. The overall increase in selling, general and administrative expense is due to acquisitions net of dispositions of $4.1 million and increased labor and other overhead of $0.9 million. Offsetting these increases were decreases in legal and professional fees of $3.0 million, which primarily relates to costs for our litigation with Waste Management that were incurred in 2006, lower stock-based compensation expense of $1.4 million and costs related to our 2006 relocation of our corporate office of $0.7 million. The unfavorable effect of foreign exchange movements was $0.5 million.
     Severance and Related Costs
     Effective August 23, 2007, we entered into a separation agreement with Mr. Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, for the quarter ended September 30, 2007, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million.
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
     Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $16.1 million and $10.6 million for the three months ended September 30, 2007 and 2006, respectively, an increase of $5.5 million or 52.3%. As a percentage of revenue, depreciation, depletion and amortization was 12.4% and 10.2% for the three months ended September 30, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $1.6 million, which is primarily due to increased disposal volumes in part resulting from increased internalization at our domestic landfills, acquisitions net of dispositions of $1.2 million and an increase in our truck fleet depreciation. Amortization of intangible assets increased $1.6 million. The unfavorable effect of foreign exchange rate movements was $0.3 million. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $4.77 to $7.68 per ton during the three months ended September 30, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.70 to C$11.82 per tonne during the three months ended September 30, 2007 and 2006, respectively.

     Depreciation, depletion and amortization was $43.2 million and $29.7 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $13.5 million or 45.6%. As a percentage of revenue, depreciation, depletion and amortization was 12.1% and 10.2% for the nine months ended September 30, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $2.3 million, which is primarily due to increased disposal volumes in part resulting from increased internalization at our domestic landfills, acquisitions net of dispositions of $6.0 million and an increase in our truck fleet depreciation. Amortization of intangible assets increased $3.6 million. The unfavorable effect of foreign exchange rate movements was $0.3 million. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $4.77 to $7.68 per ton during the nine months ended September 30, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.70 to C$11.82 per tonne during the nine months ended September 30, 2007 and 2006, respectively.
     Foreign Exchange Gain and Other
     Foreign exchange loss (gain) and other was $0.6 million and $(0.1) million for the three months ended September 30, 2007 and 2006, respectively. The foreign exchange gain (loss) relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other items primarily relate to losses (gains) on sales of equipment of $0.7 million and $(0.1) million for the three months ended September 30, 2007 and 2006, respectively.
     Foreign exchange loss (gain) and other was $0.1 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively. The foreign exchange gain relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. The decrease in loss is primarily due to the prior year increase in a U.S. monetary note receivable due from our U.S. parent to our Canadian subsidiary. Other items primarily relate to losses (gains) on sales of equipment of $0.5 million and $(0.1) million for the nine months ended September 30, 2007 and 2006, respectively.
     Interest Expense
     The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Credit Facility and Senior Subordinated Note interest	$9,248	$7,217	$27,771	$20,337
Amortization of debt issue costs	522	396	1,837	1,172
Preferred Stock dividends and amortization of issue costs	—	4,256	—	14,793
Other interest expense	473	383	1,210	1,367

	$10,243	$12,252	$30,818	$37,669

     Interest expense was $10.2 million and $12.3 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $2.1 million or 16.4%. Interest expense on the Credit Facility and the Senior Subordinated Notes increased $2.0 million for the three months ended September 30, 2007 due primarily to higher overall balances outstanding offset by lower average rates. The weighted average interest rate on Credit Facility borrowings was 7.9% and 8.8% for the three months ended September 30, 2007 and 2006, respectively. In December 2006, we redeemed and exchanged the outstanding shares of Preferred Stock through the proceeds of a private placement of our common stock.
     Interest expense was $30.8 million and $37.7 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $6.9 million or 18.2%. Interest expense on the Credit Facility and the Senior Subordinated Notes increased $7.4 million for the nine months ended September 30, 2007 due primarily to higher overall balances outstanding. Additionally, in June 2007, we made an optional prepayment of $20.0 million of our term notes under the Credit Facility. As such, in the second quarter we expensed $0.3 million of unamortized debt issue costs relating to the retirement. The weighted average interest rate on Credit Facility borrowings was 8.0% and 8.4% for the nine months ended September 30, 2007 and 2006, respectively.

     Income Tax Provision
     The provision for income taxes from continuing operations was $4.5 million and $4.0 million for the three months ended September 30, 2007 and 2006, respectively and $10.6 million and $8.4 million for the nine months ended September 30, 2007 and 2006, respectively. The year to date provision for 2007, as compared to 2006, is lower than would be expected as the sale of our Arizona operations generated a reversal of excess deferred tax liabilities of approximately $1.8 million. Due to the lack of taxable income relative to our U.S. operations, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S. We have also provided deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective rate above the amount otherwise expected. We do not foresee a decrease in our domestic effective rate in the coming 12 months. Additionally, we recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Due to changes in enacted federal rates in Canada, we reduced the rates at which we provide deferred taxes, which resulted in the recognition of a deferred benefit of approximately $0.5 million during the three months ended September 30, 2007. For the nine months ended September 30, 2007 we have paid C$3.4 million in cash relative to our actual 2006 and estimated 2007 tax liabilities in Canada. We expect the majority of our remaining 2007 tax liability to be paid in the first quarter of 2008.
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
     Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the agreement. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million is available to our Canadian operations, and a term loan facility in the amount of $273.9 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based upon a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Separately, 65% of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of September 30, 2007, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively. As of October 30, 2007, there were no amounts outstanding on the revolving credit facility, while $26.6 million of revolver capacity was used to support outstanding letters of credit.
     In April 2007, we entered into an amendment that increased the term loans outstanding by an additional $50.0 million to $294.6 million in total, reduced the current interest rate on the term loans by 25 basis points to LIBOR plus 2.50% and provided for certain other modifications. In August 2007, we increased revolver capacity available to our Canadian operations by $5.0 million to the current $20.0 million of capacity.
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
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was issued as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of September 30, 2007 approximates $7.8 million, and will accrete interest at 7.8%. The note is secured by the materials recovery facility acquired from WCA.
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
     Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2007, we had provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $88.3 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our U.S.-based automobile, general liability and workers’ compensation insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2007 and included in the $88.3 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $9.8 million to secure the liability for losses within the deductible limit.

     Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2007 and 2006.
     Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $45.8 million and $24.7 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins domestically and in Canada. Working capital improvements also provided $0.9 million in cash for the nine months ended September 30, 2007, compared to a working capital decrement of $2.7 million for the nine months ended September 30, 2006.
     Cash Flows from Investing Activities
     Cash used in investing activities of our continuing operations was $72.9 million and $62.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used in investing activities is primarily due to increased levels of capital expenditures, which primarily relate to investments in vehicles, equipment and construction projects at our landfill and transfer station sites, as well as deposits for a future landfill development project. Company-wide capital expenditures from continuing operations were $48.6 million and $37.0 million for the nine months ended September 30, 2007 and 2006, respectively. Offsetting these cash uses were net proceeds from the disposition of our Texas operations of $15.6 million.
     Cash Flows from Financing Activities
     Cash provided by financing activities of our continuing operations was $34.0 million and $28.6 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 the proceeds from the issuance of debt is primarily comprised of the issuance of $50.0 million of term notes under the Credit Facility, $26.0 million of draws on our revolving credit facility and the $8.1 million issuance of a secured note payable to WCA. For the nine months ended September 30, 2007 the repayments of debt are primarily comprised of $26.0 million of payments on our revolving credit facility, an optional prepayment of term notes under the Credit Facility of $20.0 million and $3.5 million of other scheduled principal payments.
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

Landfill Sites
     The following table summarizes the changes in our operating landfill capacity at our continuing operations for the nine months ended September 30, 2007 (in thousands of cubic yards):

	Balance,		Changes in	Balance,
	Beginning	Airspace	Engineering	End
	of Period	Consumed	Estimates	of Period
United States
Permitted capacity	54,992	(2,251)	—	52,741
Probable expansion capacity	18,300	—	—	18,300

Total available airspace	73,292	(2,251)	—	71,041

Number of sites	4	—	—	4
Canada
Permitted capacity	11,644	(552)	—	11,092
Probable expansion capacity	4,970	—	(262)	4,708

Total available airspace	16,614	(552)	(262)	15,800

Number of sites	3	—	—	3
Total
Permitted capacity	66,636	(2,803)	—	63,833
Probable expansion capacity	23,270	—	(262)	23,008

Total available airspace	89,906	(2,803)	(262)	86,841

Number of sites	7	—	—	7
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had a material effect on our consolidated results of operations, cash flows or financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the nine months ended September 30, 2007, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $1.0 million.
     As of September 30, 2007, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.5 million for the nine months ended September 30, 2007.
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
     None
Item 3. Defaults upon Senior Securities

     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     We issued a press release on August 23, 2007 announcing that William P. Hulligan, age 64, would become our Executive Vice President, U.S. Operations. Mr. Hulligan has been employed by us in various executive capacities since June 1, 2003. He was a consultant for Waste Management, Inc. from 1997 to May 2003.
     We entered into an employment agreement with Mr. Hulligan dated as of August 23, 2007. On October 30, 2007, our Board of Directors confirmed the appointment of Mr. Hulligan as our Executive Vice President, U.S. Operations. The agreement continues until terminated and provides for a base salary of $300,000, subject to annual review and eligibility for a performance based cash bonus with a target of 100% of his base salary. By the terms of the agreement, if we terminate Mr. Hulligan’s employment other than for “cause”, death or disability or if he terminates his employment with us for “good reason” (as such terms are defined in the employment agreement), he is entitled to continuance of his base salary for a period of two years and to receive two times his average bonus in the prior two fiscal years (“Bonus Average”) in equal installments over 24 months and all options then outstanding will vest and continue to be exercisable in accordance with the terms of the stock option plan pursuant to which such options were granted, as then in effect. If a change of control has occurred within two years preceding or one year after the effective date of termination of his employment by us without “cause” or by Mr. Hulligan for “good reason”, then Mr. Hulligan is entitled to be paid a lump sum of two times the sum of his base salary and Bonus Average. On termination by reason of death or disability, Mr. Hulligan’s entitlement is to be paid two times his base salary and his Bonus Average in equal installments over 24 months and all of his options then outstanding vest and continue to be exercisable in accordance with the terms of the plan pursuant to which the options were granted, as then in effect. Mr. Hulligan’s employment agreement also provides for benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Hulligan from competing against us during the term of his employment and for a specified period of time following his termination.
     Mr. Hulligan does not have any family relationship with any other of our Executive Officers or Directors, or with any person selected to become an officer or a director. Neither Mr. Hulligan nor any member of his immediate family is party to any transaction or proposed transaction with the Company.
Item 6. Exhibits

Exhibit 4.1	Supplemental Indenture, dated as of June 29, 2007, among Southwest Dumpster Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee.

Exhibit 4.2	Lender Addendum, dated as of August 14, 2007, by and among Bank of America, N.A., Waste Services (CA) Inc., Waste Services, Inc., Lehman Commercial Paper Inc., as administrative agent, and Canadian Imperial Bank of Commerce, as Canadian agent.

Exhibit 10.1	Employment Agreement dated as of August 23, 2007 between Waste Services, Inc. and William P. Hulligan.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Waste Services, Inc.
Date: November 1, 2007
	By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 4.1	Supplemental Indenture, dated as of June 29, 2007, among Southwest Dumpster Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee.

Exhibit 4.2	Lender Addendum, dated as of August 14, 2007, by and among Bank of America, N.A., Waste Services (CA) Inc., Waste Services, Inc., Lehman Commercial Paper Inc., as administrative agent, and Canadian Imperial Bank of Commerce, as Canadian agent.

Exhibit 10.1	Employment Agreement dated as of August 23, 2007 between Waste Services, Inc. and William P. Hulligan.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Principal Financial Officer