Form 10-K
period 2007-12-31
WASTE SERVICES, INC.
filed 2008-03-11
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25955

Waste Services, Inc.
(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
(Exact name of registrant as defined in its charter)

Delaware	01-0780204
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1122 International Blvd.	L7L 6Z8
Suite 601, Burlington, Ontario	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(905) 319-1237

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $305.3 million based on the closing price of the Registrant’s Common Shares as quoted on the NASDAQ Stock Market LLC as of that date.

The number of Common Shares of the Registrant outstanding as of March 7, 2008 was 46,074,982 (assuming exchange of 6,303,862 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,101,287 of the Registrant’s Common Shares.)

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

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

Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	our substantial indebtedness and the significant restrictive covenants in our various credit facilities and our ability to finance acquisitions and / or capital expenditures with cash on hand, debt or equity offerings;

•	our ability to refinance our existing debt obligations to pay principal amounts due at maturity;

•	our business is capital intensive and may consume cash in excess of cash flow from operations and borrowings;

•	our ability to vertically integrate our operations;

•	our ability to maintain and perform our financial assurance obligations;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally as well as weather related events that may impact our operations;

•	construction, equipment delivery or permitting delays for our transfer stations or landfills;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements at favorable rates;

•	our ability to enhance profitability of certain aspects of our operations in markets where we are not internalized through either divestiture or asset swaps;

•	costs and risks associated with litigation; and

•	changes in general business and economic conditions, exchange rates and the financial markets and accounting standards or pronouncements.

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

Overview

Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) is a multi-regional, integrated solid waste management company. Waste Services, Inc. is a holding company and all of our operations are conducted by our subsidiaries. We provide collection, transfer, disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. All statistics and data presented in this annual report are as of December 31, 2007 unless otherwise indicated. We service an estimated 84,000 commercial and industrial customers and an estimated 8.4 million residential homes. We operate seven landfills, 22 transfer stations, 14 recycling facilities and 35 collection operations.

Our strategy is to operate in markets where we can obtain competitive advantages through economies of scale and preferential disposal alternatives. Scale in a market provides an opportunity to route collection activities more efficiently, maintain profitable pricing levels and to negotiate or acquire disposal advantages to allow us to be a low cost provider. We are currently the first or second largest service provider in most of our major markets and are the second largest waste company by revenue in Canada and the third largest in Florida. In Florida, we believe we have the second best disposal assets and anticipate these assets will allow us to become number two in revenue over time.

Our operations are located in the U.S. and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007, we divested our Arizona operations and in June 2007, we divested our Texas operations; as a result, these operations are presented as discontinued for all periods presented. We believe we would have been unable to obtain significant scale in those markets to meet our objectives. We do not have significant (in volume or dollars) inter-segment operation-related transactions. For more information regarding our segments refer to Note 18 to our accompanying Consolidated Financial Statements.

Our predecessor company, Capital Environmental Resource Inc. (“Capital Environmental”) was incorporated in Ontario, Canada in May 1997. In 2003, Capital Environmental incorporated us as one of its subsidiaries in Delaware under the name Omni Waste, Inc. In 2003, we changed our name to Waste Services, Inc. Under a plan of arrangement designed to domicile the corporate parent of our operations in the United States, we became the successor to Capital Environmental. This migration transaction was completed July 31, 2004 and was accomplished primarily by the exchange of shares of Capital Environmental into shares of Waste Services, Inc. As a result of the migration transaction, Capital Environmental became our subsidiary and we became the parent company. Capital Environmental also changed its name to Waste Services (CA) Inc. (“Waste Services (CA)”).

Our corporate offices are located at 1122 International Blvd., Suite 601, Burlington, Ontario, Canada L7L 6Z8. Our telephone number is (905) 319-1237. Our U.S. corporate offices are located at 5002 T-Rex Blvd., Suite 200, Boca Raton, FL 33431.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Office of Public Reference at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address is www.sec.gov.

We make available, at no charge through our website address at www.wasteservicesinc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished with the SEC, together with proxy materials circulated to our stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website does not form a part of this annual report.

Business Strategy

Our strategy is to operate in markets where we can obtain competitive advantages through economies of scale and preferential disposal alternatives. Our goal is to be a highly profitable, multi-regional non-hazardous solid waste services company in North America with leading market positions in each of the markets we serve. In order to achieve this goal, we intend to:

Maximize Density and Vertically Integrate Operations.  We believe that achieving a high degree of density and vertical integration of operations leads to higher profitability and returns on invested capital. In each of our local markets, we seek to maximize the density of our collection routes. This allows us to leverage our facilities and vehicle fleet by increasing the number of customers served and revenue generated by each route. In addition, we seek to vertically integrate our operations where possible, using transfer stations to link collection operations with our landfills thereby increasing internalization of waste volume. By securing and controlling the waste stream from collection through disposal, we are able to achieve cost savings for our collection operations, while at the same time providing our landfills with more stable and predictable waste volume and enhancing margins through the internalization of collected volume. In our efforts to maximize vertical integration, we periodically evaluate markets where we are not internalized for possible collection or transfer station acquisitions or asset swap transactions to enhance density or internalization in existing markets where we are vertically integrated.

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

Maintain a Decentralized Operating Management Structure with Centralized Controls and Information Systems.  The solid waste industry is a local and regional business by nature. We believe that asset investment, customer relationships, pricing and operational productivity are most effectively managed on a local and regional basis. We have structured our operating management team on a geographically decentralized basis because we believe that talented, experienced and focused local management are in the best position to make effective, profitable decisions regarding local operations, including customer acquisition and retention, and to provide strong customer service. Our senior management team provides significant oversight and guidance for our local management, developing operating goals and standards tailored to each market. Our senior management does not impose corporate directives regarding certain local operating decisions.

While our operating management structure is decentralized, all of our operations are required to adhere to uniform corporate policies and financial controls and use integrated information systems. Our information systems provide both corporate and local management with comprehensive, consistent and timely operating and financial data, enabling them to maintain detailed, ongoing visibility of the performance and trends in each of our local market operations.

Execute a Disciplined, Disposal-Based Growth Strategy.  Our growth strategy consists of both making “tuck-in” acquisitions within an existing market, which typically consist of collection operations or transfer stations, and making new geographic market entries by acquiring disposal capacity. In any acquisition, we focus on maximizing long-term cash flow and return on invested capital.

For tuck-in acquisitions, we pursue opportunities that:

•	are complementary to our existing infrastructure, allowing us to increase the density of our collection routes or enhance asset utilization; or

•	increase the waste volume that can be internalized into our landfills.

For new market entries, we pursue opportunities where we can:

•	benefit from an above-average underlying economic or population growth, or a changing competitive or regulatory environment that could lead to above-average growth for non-hazardous solid waste services;

•	over time establish a leading market position; and

•	secure a disposal facility and subsequently become vertically integrated through tuck-in acquisitions (with ultimately the ability to secure significant internalized waste volumes).

Operations

We provide our services on a geographic basis in Florida and in two regions in Canada: Eastern Canada (Ontario) and Western Canada (Alberta, British Columbia and Saskatchewan). For a discussion on the seasonality of our business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

A summary of the collection, transfer station, recycling, landfill disposal and other services that we provided as of December 31, 2007 is as follows:

	Eastern	Western	Total
	Canada	Canada	Canada	Florida	Total

Collection operations and other specialized services	15	9	24	11	35
Transfer stations	11	3	14	8	22
Recycling facilities	5	1	6	8	14
Landfills	1	2	3	4	7

Collection Services

We provide collection services to approximately 84,000 commercial and industrial customers and service approximately 8.4 million residential homes. We have a front-line collection fleet size of approximately 1,200 vehicles with an average fleet age of approximately seven years.

Commercial and Industrial Collection.  We perform commercial and industrial collection services principally under one to five year service agreements, which typically contain provisions for automatic renewal and prohibit the customer from terminating the agreement prior to its expiration date without incurring a penalty. Roll-off containers are also provided to our customers for temporary services, such as for construction projects, under short-term purchase orders. Stationary compactors are rented to customers, allowing them to compact their waste at their premises prior to its collection. Commercial and industrial collection vehicles normally require one operator. We provide two to eight cubic yard containers to commercial customers and 10 to 40 cubic yard roll-off containers to industrial customers.

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

Our contracts with municipalities are typically for a fixed term of three to ten years. Charges for residential services to municipalities are determined based on the number of homes serviced as well as the frequency of service. These contracts often contain a formula, generally based on a predetermined published price index, for adjustments to charges to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities also contain renewal provisions or require capital commitments.

Charges for residential non-hazardous solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or transfer facility, the cost of disposal or transfer and prices we charge in the market for similar services.

Transfer Station Services

Our transfer stations receive our own and third party non-hazardous solid waste. Waste received at our transfer stations is compacted and transferred, generally by third-party subcontractors, for disposal to our own or third-party landfills. We charge third-parties fees to dispose of their waste at our transfer stations. Transfer station fees are generally based on the cost of processing, transportation and disposal. We also may enter into long-term put or pay disposal arrangements whereby third-party customers can secure disposal capacity with us at pre-arranged fixed rates or pay a penalty equal to the number of tons below the required tonnage multiplied by that disposal rate.

We believe that the benefits of using our transfer stations include improved utilization of our collection infrastructure and better relationships with municipalities and private operators that deliver waste to our transfer stations, which can lead to additional growth opportunities. We believe that transfer stations will become increasingly important to our operations as new landfills are opening further away from metropolitan areas and waste travels further for disposal in large metropolitan markets.

Commercial and Residential Recycling Services

We offer collection and processing services to our municipal, commercial and industrial customers for a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles, fiberboard and ferrous and aluminum metals. In some markets, we operate material recovery facilities that are used to sort, bale and ship recyclable materials to market. We also deliver recyclable materials that we collect to third parties for processing and resale. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our commercial customers. We may also manage our exposure to commodity price fluctuations through the use of commodity brokers, which arrange for the sale of recyclable material collected in our operations to third party purchasers. We believe that recycling will continue to be an important component of municipal non-hazardous solid waste management plans due to the public’s environmental awareness and regulations that mandate or encourage recycling.

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

We dispose of the non-hazardous solid waste we collect in one of the following ways: (i) at our own landfills; (ii) through our own transfer stations; (iii) at municipally-owned landfills; or (iv) at third-party landfills, transfer stations or incinerators. In markets where we do not have our own landfills, we seek to secure favorable long-term disposal arrangements with municipalities or private owners of landfills or transfer stations. In some markets, we may enter into put or pay disposal arrangements with third party operators of disposal facilities. These types of arrangements allow us to fix our disposal costs, but also expose us to the risk that if our tonnage declines and we are unable to deliver the minimum tonnage, we will be required to pay the penalty.

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

From a management perspective, each region (Florida, Eastern Canada and Western Canada) has a regional executive vice president who reports to our President and Chief Executive Officer. Reporting to the regional executive vice presidents are managers who are responsible for the day-to-day operations of their districts, including supervising their sales force, maintaining service quality, implementing our health and safety and environmental programs and overseeing contract administration. District managers work closely with the executive vice presidents to execute business plans and identify business development opportunities. This structure is designed to provide decision-making authority to our district managers who are closest to the needs of the customers they serve in the community. This localized approach allows us to quickly identify and address customer needs, manage local operating dynamics and take advantage of market opportunities.

Sales and Marketing

We market our services on a decentralized basis principally through our district managers and direct sales representatives. Our sales representatives visit customers on a regular basis and call upon potential new customers within a specified territory or service area. These sales representatives receive a portion of their compensation based on meeting certain incentive targets. We have a diverse customer base, with no single contract or customer representing more than 2.5% of consolidated revenue for the year ended December 31, 2007.

Competition

The non-hazardous solid waste services industry is highly competitive and fragmented. We compete with large, national non-hazardous solid waste services companies, as well as smaller regional non-hazardous solid waste services companies of varying sizes and resources. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than we have. We also compete with operators of alternative disposal facilities, and with municipalities that maintain their own waste collection and disposal operations. Public sector operators may have financial advantages over us because of their access to user fees or tax revenue, as well as their ability to regulate the flow of waste streams.

The U.S. non-hazardous solid waste industry currently includes three large national waste companies: Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. Waste Management of Canada Corporation and BFI Canada, Inc. are our significant competitors in Canada.

We compete for collection, transfer and disposal volume based primarily on price and quality of service. From time to time, competitors may reduce the prices of their services in an effort to expand their market share or service areas or to win competitively bid municipal contracts. These practices may cause us to reduce the prices of our services or, if we elect not to do so, to lose business. Occasionally, we have elected not to renew or bid for certain contracts due to the relatively low operating margins associated with them.

Competition exists not only for collection, transfer and disposal volume, but also for acquisition candidates. We generally compete for acquisition candidates with publicly owned regional and large national non-hazardous solid waste services companies.

Government Regulation

Our facilities and operations in the United States and Canada are subject to significant and evolving federal, state, provincial and local environmental, health and safety and land use laws and regulations that impose significant compliance burdens and risks upon us and require us to obtain permits or approvals from various government agencies. We incur capital costs and recurring, annual operating costs in complying with this regulatory regime. Most permits or approvals must be periodically renewed. Renewals of our landfill permits may result in the imposition of additional conditions that could increase cell development and operating costs above currently anticipated levels, or may limit the type, quantity or quality of waste that may be accepted at the site, thereby reducing operating revenue. Approvals and permits may also be modified or revoked by the issuing agency, impacting operating revenue, and civil or criminal fines and penalties may be imposed for our failure to comply with the terms of our permits and approvals and applicable regulations. In addition, in connection with landfill expansions or increases in transfer station capacities, we will incur significant capital costs in order to meet applicable environmental standards that are a condition to the approval of such expansions or increases.

The principal statutes and regulations that affect our operations in Florida are summarized below:

The Resource Conservation and Recovery Act of 1976, as amended, or RCRA, regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. The Subtitle D Regulations govern the design, operation and management of solid waste landfills, including location restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, methane gas emission control requirements, groundwater remediation standards and corrective action requirements. The Subtitle D Regulations also require certain landfill sites to meet stringent liner design criteria to keep leachate out of groundwater. States are entitled to develop their own permitting programs incorporating the federal landfill criteria or criteria that are more stringent than those set by the federal government. Florida has adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations.

The Federal Water Pollution Control Act of 1972, as amended, or Clean Water Act, regulates the discharge of pollutants from landfill and other sites into waters of the United States. If run-off from our transfer stations or collected leachate from our landfills is discharged into surface waters, the Clean Water Act requires us to obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in the discharge. Our landfills are also required to comply with the EPA’s storm water regulations issued in November 1990, which are designed to prevent contaminated landfill storm water run-off from flowing into surface waters.

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

The Clean Air Act of 1970, as amended, or Clean Air Act, regulates emissions of air pollutants. The EPA has developed standards that may apply to our landfills depending on the date of construction, location, the materials disposed of at the landfill and the volume of the landfill emissions. The EPA has also issued standards regulating the disposal of asbestos containing materials under the Clean Air Act. Our disposal and collection operations are required to meet certain permitting requirements under the Clean Air Act. We may be required to install methane gas recovery systems at our landfills to meet emission standards under the Clean Air Act.

Violations of any of these statutes and regulations may result in the issuance of orders to comply, administrative penalties or the institution of civil suits or criminal action against us. The federal statutes described above also contain provisions authorizing, under certain circumstances, the institution of lawsuits by private citizens to enforce the provisions of the statutes. Some of these statutes also authorize an award of attorneys’ fees to parties successfully advancing such an action.

The Occupational Safety and Health Act of 1970, as amended (“OSHA”), and provincial occupation health and safety laws in Canada, establish employer responsibilities for worker health and safety, including the obligation to maintain a workplace free of recognized injury causing hazards and to implement certain health and safety training programs. Various OSHA standards apply to our operations, including standards concerning notices of hazards, the handling of asbestos and asbestos-containing materials and worker training and emergency response programs.

In addition to the federal and related state regulations described above which are applicable to our Florida operations, each state or province in which we operate has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, occupational health and safety, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure care of landfills and transfer stations. Many municipalities also have ordinances, local laws and regulations that affect our operations. These include zoning and health measures which may limit solid waste management activities to specified sites or activities, impose flow control restrictions that direct the delivery of solid wastes to specific facilities or regulate discharges into municipal sewers from our solid waste facilities, laws that grant the right to establish franchises for collection services and then put these franchises out for bid, and bans or other restrictions on the movement of solid wastes into a municipality.

Permits or other land use approvals for our landfills or transfer stations, as well as state, provincial or local laws and regulations, may specify the quantity of waste that may be accepted at the landfill or transfer station during a given time period, specify the types of waste that may be accepted or the areas from which waste may be accepted at a landfill. Changes in landfill design standards for landfills may require us to construct or operate future landfill cells and infrastructure to a higher and potentially more costly standard than currently anticipated.

There has been an increasing trend to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires into landfills. The enactment of regulations reducing the volume and types of waste available for transport to and disposal in landfills could affect the ability of our transfer stations and landfills to operate at full capacity.

Employees

As of December 31, 2007, we employed approximately 2,240 full-time employees, including approximately 100 persons categorized as professionals or managers, approximately 1,850 employees involved in collection, transfer, disposal and recycling operations and approximately 290 sales, clerical, data processing or other administrative employees. In Canada, non-salaried employees in 13 of our 24 collection operations are governed by collective agreements, seven of which are to be renewed in 2008. We are not aware of any current organizing efforts among our non-unionized employees and believe that relations with our employees are good.

Executive Officers

The following table sets forth information regarding our executive officers as of March 7, 2008:

Name	Age	Position	Since

David Sutherland-Yoest	51	Chairman, President and Chief Executive Officer	September 6, 2001
Ivan R. Cairns	62	Executive Vice President and General Counsel and Secretary	January 5, 2004
Edwin D. Johnson	51	Executive Vice President and Chief Financial Officer	March 12, 2007
William P. Hulligan	64	Executive Vice President, U.S. Operations	October 30, 2007
Brian A. Goebel	40	Vice President, Corporate Controller and Chief Accounting Officer	October 1, 2003

Certain biographical information regarding each of our executive officers is set forth below:

David Sutherland-Yoest has been our Chairman and Chief Executive Officer and a director since September 6, 2001 and President since October 30, 2007. Mr. Sutherland-Yoest also held the position of

Chairman and Chief Executive Officer of H2O Technologies Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies Ltd. from March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste and the President of Canadian Waste Services, Inc., which, during such time, was a subsidiary of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Inc. and Browning-Ferris Industries, Ltd.

Ivan R. Cairns was appointed our Executive Vice President and General Counsel and Corporate Secretary effective January 5, 2004. Prior to joining us, Mr. Cairns served as Senior Vice President and General Counsel at Laidlaw International Inc. and was Senior Vice President and General Counsel at its predecessor, Laidlaw Inc., for over 20 years. In June 2001, Laidlaw Inc., and four of its direct and indirect subsidiaries, filed voluntary petitions for bankruptcy under the U.S. Bankruptcy Code and also commenced Canadian insolvency proceedings. In June 2003, these companies emerged from bankruptcy and the Canadian insolvency proceedings.

Edwin D. Johnson was appointed our Executive Vice President and Chief Financial Officer effective March 12, 2007. Prior to joining us, Mr. Johnson was Chief Financial Officer of Expert Real Estate Services, Inc., a full service real estate brokerage company. From January 2001 to January 2005, Mr. Johnson was Principal Consultant of Corporate Resurrections, Inc., a consulting firm providing financial and other services to distressed companies and start-up businesses. Mr. Johnson has ten years prior experience in the waste industry and is the former Chief Financial Officer of Attwoods plc.

William P. Hulligan was appointed our Executive Vice President, U.S. Operations effective October 30, 2007. Mr. Hulligan has been employed by us in various executive capacities since June 1, 2003. He was a consultant for Waste Management, Inc. from 1995 to 2003. Mr. Hulligan has over 35 years experience in the waste industry and is the former President of Waste Management of North America, Inc.

Brian A. Goebel was appointed our Vice President, Controller and Chief Accounting Officer effective October 1, 2003. From September 2006 to March 2007, Mr. Goebel was appointed Acting Chief Financial Officer. From December 1999 until joining us, Mr. Goebel, a Certified Public Accountant, held the position of Assistant Controller, ANC Rental Corporation, which owned Alamo and National Car Rental. From January 1997 to December 1999, Mr. Goebel was a Director of Corporate Accounting for AutoNation, Inc. Prior to joining AutoNation, Inc., Mr. Goebel spent eight years in the Business Assurance practice of Coopers & Lybrand, LLP.

Item 1A.	Risk Factors

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy

As of December 31, 2007, we had total outstanding debt and capital lease obligations of $445.5 million. Our debt is primarily comprised of a $65.0 million revolving credit facility due in April 2009 (which is part of our senior secured credit facilities), against which there were no amounts outstanding at December 31, 2007, and $26.6 million of capacity was used to support outstanding letters of credit; a $273.9 million term loan maturing in March 2011, other secured and unsecured notes payable of $10.5 million and $160.0 million 9 1/2% senior subordinated notes due 2014. Our senior secured credit facilities are secured by substantially all of the assets of our U.S. subsidiaries, as well as by a pledge of 65% of the common shares of our first tier foreign subsidiaries, including Waste Services (CA). Our Canadian operations guarantee and pledge all of their assets only in support of the $20.0 million portion of the revolving credit facility available to them.

The amount of our indebtedness owed under the senior secured credit facilities, notes payable and senior subordinated notes may have adverse consequences for us, including making us more vulnerable to unfavorable economic conditions and competitive pressures, limiting our ability to borrow additional funds, requiring us to dedicate or reserve a large portion of cash flow from operations to service debt, limiting our ability to plan for or react to changes in our business and industry and placing us at a disadvantage compared to competitors with less debt in relation to cash flow.

The credit facilities contain covenants and restrictions that could limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. Any failure by us to comply with these covenants and restrictions will, unless waived by the lenders, result in an immediate obligation to repay our indebtedness. If such events occurred, we would be required to refinance or obtain capital from other sources, including sales of additional debt or equity or the sale of assets, in order to meet our repayment obligations. We may not be successful in obtaining alternative sources of funding to repay these obligations should events of default occur.

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

Additionally, we have provided for our liabilities related to our closure and post-closure obligations. As we undertake acquisitions, expand our operations, and deplete our landfills, our cash expenditures will increase. As a result, working capital levels may decrease and require financing. If we must close a landfill sooner than we currently anticipate, or if we reduce our estimate of a landfill’s remaining available air space, we may be required to incur such cash expenditures earlier than originally anticipated. Expenditures for closure and post-closure obligations may increase as a result of any federal, state, provincial or local government regulatory action taken to accelerate such expenditures. These factors could substantially increase our cash expenditures and therefore impair our ability to invest in our existing or new facilities.

We will need to refinance our existing debt obligations to pay the principal amounts due at maturity. In addition, we may need additional capital to fund future acquisitions and the integration of the businesses that we acquire. Our business may not generate sufficient cash flow, we may not be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures or we may not be able to refinance on commercially reasonable terms, if at all.

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

Our business strategy depends in part upon vertically integrating our operations. If we are unable to permit, expand or renew permits for our existing landfill sites or enter into agreements that provide us with access to landfill sites and acquire, lease or otherwise secure access to transfer stations, this may reduce our profitability and cash flow

Our ability to execute our business strategy depends in part on our ability to permit, expand or renew permits for our existing landfills, develop new landfill sites in proximity to our operations, enter into agreements that will give us long-term access to landfill sites in our markets and to acquire, lease or otherwise secure more favorable disposal arrangements. Permits to expand landfills are often not approved until the remaining permitted disposal capacity of a landfill is very low. We may not be able to purchase additional landfill sites, renew the permits for or expand existing landfill sites, negotiate or renegotiate agreements to obtain a long-term advantage for landfill costs or permit or renew permits for transfer stations that allow us to internalize the waste we collect. If we were to exhaust our permitted capacity at our landfills, our ability to expand internally could be limited, and we could be required to cap and close our landfills and dispose of collected waste at more distant landfills or at landfills operated by our competitors or other third parties. Our inability to secure favorable arrangements (through ownership of landfills or otherwise) for the disposal of collected waste would increase our disposal costs and could result in the loss of business to competitors with more favorable disposal options thereby reducing our profitability and cash flow.

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

Any exposure to environmental liabilities, to the extent not adequately covered by insurance, could result in significant expenses, which would reduce the funds we have available for other purposes, including debt service, debt reduction and acquisitions

We could be held liable for environmental damage at solid waste facilities that we own or operate, including damage to neighboring landowners and residents for contamination of the air, soil, groundwater, surface water and drinking water. Our liability could extend to damage resulting from pre-existing conditions and off-site contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. We are also exposed to liability risks from businesses that we acquire because these businesses may have liabilities that we fail or are unable to discover, including noncompliance with environmental laws. Our insurance program may not cover all liabilities associated with environmental cleanup or remediation or compensatory damages, punitive damages, fines, or penalties imposed on us as a result of environmental damage caused by our operations or those of any predecessor. The incurring of liabilities for environmental damages that are not fully covered by insurance could adversely affect our liquidity and could result in significant expenses, which would reduce the funds we have available for other purposes, including debt service, debt reduction and acquisitions.

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

We face competition from large and small solid waste services companies and may be unable to successfully compete with them, reducing our operating margins

The markets in which we operate are highly competitive and require substantial labor and capital resources. We compete with large, national solid waste services companies as well as smaller, regional solid waste services companies. Some of our competitors are better capitalized, have greater name recognition and greater financial, operational and marketing resources than us, or may otherwise be able to provide services at a lower price.

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

We currently deliver a portion of the solid waste we collect to municipally owned disposal facilities and to privately owned or operated disposal facilities. If municipalities increase their disposal rates or if we cannot obtain and maintain disposal arrangements with private owners or operators, we could incur significant additional costs and, if we are not able to pass these cost increases on to our customers because of competitive pressures, or contractual limitations, this could result in reduced operating margins and revenue.

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

Our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally as well as weather related events that may impact our operations

Our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally and may adversely affect our operating margins and negatively impact our profitability. Additionally, we may be subject to weather related events or conditions that may result in temporary slowdowns or suspension of services or operations, higher labor and operating costs, and/or additional waste streams that could impact or cause our results to differ from those normally expected.

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

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period

A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operation are re- measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

Changes to patterns regarding disposal of waste could adversely affect our results of operations by reducing the volume of waste available for collection and disposal and thus reducing our earnings

Waste reduction programs may reduce the volume of waste available for collection and disposal in some areas where we operate. Some areas in which we operate offer alternatives to landfill disposal, such as recycling and composting. In addition, state, local and provincial authorities increasingly mandate recycling and waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills. Any significant change in regulation or patterns regarding disposal of waste could have a material adverse effect on our earnings by reducing the level of demand for our services, resulting in decreased revenue and the earnings we are able to generate.

Limits on export of waste and any disruptions to the cross-border flow of waste may adversely affect our results of operations by increasing our costs of disposal

There is limited disposal capacity available in Ontario, Canada, a market in which we have significant operations. As a result, a significant portion of the solid waste collected in Ontario is transported to sites in the United States for disposal. Disruptions in the cross-border flow of waste, or periodic closures of the border to solid waste would cause us to incur more costs due to the increased time trucks hauling our waste may be required to spend at border check-points or increased processing or sorting requirements. Additionally, trucks hauling our waste might be required to travel further to dispose of the waste in other areas of Ontario. Disruptions in the cross-border flow of waste could also result in a lack of disposal capacity available to our Ontario market at a reasonable price or at all. These disruptions could have a material adverse effect on our operating results by increasing our costs of disposal in the Ontario market and thereby decreasing our operating margins and could result in the loss of business to competitors with more favorable disposal options.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are in leased premises in Burlington, Ontario and in Boca Raton, Florida. Our principal property and equipment consist of landfills, land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our lenders under our revolving and term loan credit facilities.

The following table summarizes the real properties used in our operations as of December 31, 2007:

		Collection	Transfer	Recycling
	Administrative	Operations	Stations	Facilities	Landfills

Owned	—	16	9	7	7
Leased	2	19	13	7	—

Total	2	35	22	14	7

We use approximately 1,200 front-line waste collection vehicles in our operations. We believe that our vehicles, equipment and operating properties are adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, replacement of assets and in connection with future acquisitions.

Item 3.	Legal Proceedings

In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we may periodically become subject to various judicial and administrative proceedings involving federal, state, provincial or local agencies. In these proceedings, an agency may seek to impose fines on us or revoke or deny renewal of an operating permit or license that is required for our operations. From time to time, we may also be subject to actions brought by citizens’ groups or adjacent landowners or residents in connection with the permitting and licensing of transfer stations and landfills or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. We may become party to various lawsuits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a solid waste management business.

In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages or in excess of $75.0 million. On February 9, 2007, the Court granted summary judgment dismissing all of our claims. Our appeal of the dismissal was heard on November 27, 2007 by the United States Court of Appeals for the 11th Circuit. The court’s decision on the appeal is currently pending.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 2, 2007, we held a special meeting of our stockholders to approve our 2007 Equity and Performance Incentive Plan. The number of votes cast for, against or withheld, including the number of abstentions and broker non-votes for the resolution to approve our 2007 Equity and Performance Incentive Plan were as follows:

For	Against	Abstentions	Broker Non-Votes

29,303,681	1,453,352	28,771	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On June 30, 2006, we effected a reverse one for three split of our common stock. As a result of the reverse split, each holder of three outstanding shares of common stock received one share of our common stock. No fractional shares of common stock were issuable in connection with the reverse stock split. In lieu of such fractional shares, stockholders received a cash payment equal to the product obtained by multiplying the fraction of common stock by $9.15. Corresponding amendments have been made to the exchangeable shares of Waste Services (CA), so that each one exchangeable share will entitle the holder to one-third of one share of our common stock, without regard to any fractional shares.

Our common shares are listed on the NASDAQ Stock Market LLC, as traded under the symbol “WSII”. The following table provides high and low common share price information for each quarter within our last two fiscal years:

	High	Low

Year ended December 31, 2007
First Quarter	$11.92	$9.26
Second Quarter	12.46	9.40
Third Quarter	12.40	9.61
Fourth Quarter	10.05	8.25
Year ended December 31, 2006
First Quarter	$10.62	$8.40
Second Quarter	10.11	7.98
Third Quarter	10.26	8.10
Fourth Quarter	11.00	8.80

Holders

As of February 26, 2008, there were 84 holders of record of our common shares (including holders of record of exchangeable shares of Waste Services (CA)).

Dividends

We have not paid cash dividends on our common shares to date. The terms of our Senior Secured Credit Facilities and Senior Subordinated Notes prohibit us from paying cash dividends without the consent of our lenders. See Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Secured Credit Facilities and Senior Subordinated Notes.”

We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business and repayment of indebtedness. Accordingly, we do not intend to declare or pay any cash dividends on our common shares in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, provisions of our Credit Facilities, the income tax laws then in effect and the requirements of applicable laws.

Repurchases of Securities

None.

Performance graph

The following graph compares the cumulative total stockholder return from December 31, 2002 through December 31, 2007 for Waste Services common stock, the NASDAQ Composite Index and a peer group of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and the returns of each company in the NASDAQ Composite Index and the peer group have been weighted to reflect relative stock market capitalization. The graph assumes that $100 was invested on December 31, 2002, in each of Waste Services’ common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the peer group.

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The Peer Group is comprised of representative companies within the solid waste management industry whose common stock is publicly-traded. The Peer Group consists of Allied Waste Industries, Inc., Casella Waste Systems, Inc., Republic Services, Inc., Waste Connections, Inc., Waste Industries USA, Inc. and Waste Management, Inc.

Item 6.	Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this annual report, especially Notes 3 and 4 as they relate to our business combinations, significant asset acquisitions and dispositions, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years then ended have been derived from our Consolidated Financial Statements. The selected consolidated financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years then ended have been prepared in accordance with accounting principles generally accepted in the United States.

	For Each of the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Statement of Operations and Cash Flow Data:
Revenue	$488,294	$391,409	$353,372	$286,807	$124,985
Income (loss) from operations	44,739	16,705	11,974	8,472	(4,888)
Net loss from continuing operations	(10,377)	(46,749)	(49,393)	(47,400)	(22,740)
Net loss from discontinued operations	(1,130)	(1,782)	(897)	(979)	(158)
Loss on sale of discontinued operations	(11,607)	—	—	—	—
Loss before cumulative effect of change in accounting principle	(23,114)	(48,531)	(50,290)	(48,379)	(22,898)
Cumulative effect of change in accounting principle	—	—	—	225	518
Net loss	(23,114)	(48,531)	(50,290)	(48,154)	(22,380)
Net loss attributable to common shareholders	(23,114)	(48,531)	(50,290)	(48,154)	(76,952)
Loss per share, basic and diluted — continuing operations	$(0.22)	$(1.32)	$(1.50)	$(1.61)	$(5.97)
Loss per share, basic and diluted — discontinued operations	(0.28)	(0.05)	(0.03)	(0.03)	(0.02)
Basic and diluted loss per share before cumulative effect of change in accounting principle	(0.50)	(1.37)	(1.53)	(1.64)	(5.99)
Cumulative effect of change in accounting principle	—	—	—	0.01	0.04
Loss per share-basic and diluted	(0.50)	(1.37)	(1.53)	(1.63)	(5.95)
Weighted average common shares outstanding — basic and diluted	46,007	35,354	32,880	29,410	12,927
Cash flows from operating activities of continuing operations	$61,760	$34,005	$21,080	$26,665	$10,024
Capital expenditures for continuing operations	60,949	44,662	27,970	28,030	22,106
Average exchange rate C$ to US$	$0.9303	$0.8817	$0.8255	$0.7699	$0.7160

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$20,706	$8,532	$8,885	$8,473	$21,048
Property, equipment and landfill sites, net	397,878	336,554	231,447	232,754	178,148
Goodwill and other intangible assets, net	423,463	350,035	307,869	305,994	160,296
Total assets	938,488	865,063	728,389	720,583	470,998
Total debt and capital lease obligations (exclusive of cumulative mandatorily redeemable Preferred Stock)	445,539	410,353	286,669	278,363	177,449
Cumulative mandatorily redeemable Preferred Stock	—	—	84,971	64,971	48,205
Total shareholders’ equity	350,595	339,357	264,491	298,776	201,117
Year end exchange rate C$ to US$	$1.0088	$0.8581	$0.8598	$0.8319	$0.7713

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on, and should be read in conjunction with Item 6. “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto contained elsewhere in this annual report.

Overview

We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007, we divested our Arizona operations and in June 2007, we divested our Texas operations and as a result, these operations are presented as discontinued for all periods presented.

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

We provide residential waste collection services through a variety of contractual arrangements, including contracts with municipalities, owners and operators of large residential complexes, mobile home parks and homeowner associations or through subscription arrangements with individual homeowners. Our contracts with municipalities are typically for a term of three to ten years and contain a formula, generally based on a predetermined published price index, for adjustments to fees to cover increases in some, but not all, of our operating costs. Certain of our contracts with municipalities contain renewal provisions. The fees we charge for residential solid waste collection services provided on a subscription basis are based primarily on route density, the frequency and level of service, the distance to the disposal or processing facility, the cost of disposal or processing and prices we charge in the market for similar services.

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

We believe that the age and condition of our vehicle fleet has a significant impact on operating costs, including, but not limited to, repairs and maintenance, insurance and driver training and retention costs. Through capital investment, we seek to maintain an average fleet age of approximately six to seven years. We believe that this enables us to best control our repair and maintenance costs, safety and insurance costs and employee turnover related costs.

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

Acquisitions and Recent Developments

Subsequent Events

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market, to an independent third party. The proceeds from the sale approximated $56.8 million of cash, including working capital, and we expect to record a gain on this transaction in the first quarter of 2008. The tangible carrying value of the Jacksonville operations is approximately $14.3 million; and the allocable goodwill and net intangible assets is estimated to be $28.1 million. However, should the construction and demolition landfill site not obtain certain permits relating to an expansion by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Contemporaneously with the closing of the sale transaction we entered into an operating lease whereby the buyer will lease from us certain land and buildings used in the operations for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee will have the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make an optional prepayment of the term notes under the Credit Facility. Accordingly, we will expense approximately $0.5 million of unamortized debt issue costs relating to this retirement.

2007 Acquisitions and Dispositions

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County. The total purchase price of Allied Waste’s South Florida operations was $68.1 million, of which $15.8 million was cash consideration.

In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. However, for the purpose of obtaining a state permit and an additional deposit of $1.0 million, we retain the right to extend the closing an additional six months to January 2009. To date, we have advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

In June 2007, we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site. The estimated fair value of the WCA assets approximated $18.4 million. Additionally, as part of the transaction with WCA we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the note at the time of closing was approximately $8.1 million.

Prior to the WCA transaction, we had significant operations in the construction and demolition market in Fort Myers. We believe that by acquiring WCA’s Southwest Florida operations, we can create greater long-term shareholder value by removing a market competitor, increasing our density and internalizing construction and demolition waste volume to our southwest Florida construction and demolition landfill site. Conversely, our Texas Class I landfill site required significant capital investment for cell construction and new equipment within the next two years. While both markets are extremely competitive, our lack of dedicated collection or hauling assets in Texas meant that in order to realize the full potential of the Texas marketplace earlier in the site life, we would need to acquire additional hauling company assets rather than building them organically over time. Hence we believed that the WCA assets, which were immediately integrated into existing operations, would yield higher future returns than that of the developing Texas market.

We have presented the net assets and operations of our Arizona and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was $10.3 million, $32.7 million and $29.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Pre-tax net loss from discontinued operations was $1.1 million, $1.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. No income tax benefit or provision has been attributed to discontinued operations for each period presented. The decrease in pre-tax net loss from discontinued operations for 2007 compared to 2006 relates to the disposition of the Arizona and Texas businesses during the first and second quarters of 2007, as compared to operating these businesses for all of 2006. After considering the shortened holding period for 2007, the increase in pre-tax net loss from discontinued operations for 2007 compared to 2006 and 2005 is primarily attributable to additional provisions for severance, contract termination penalties and settlements for final working capital delivered. During 2007, we recognized a gain on disposal of $0.8 million for the Arizona operations and a loss on disposal of $12.4 million for the Texas operations. Included in the calculation of the gain on disposal for the Arizona operations was approximately $21.0 million of goodwill. There was no goodwill allocable to our Texas operations. Subsequent to the disposal of our Arizona and Texas operations, we adjusted the gain (loss) on disposal for the settlement of working capital of approximately $(0.2) million for each transaction.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, landfill airspace and depletion of landfill development costs, intangible and long-lived assets, closure and post-closure liabilities, revenue recognition, income taxes, valuation assumptions for share-based payments and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on expected collectability. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.

Business Acquisitions and Goodwill

We account for business acquisitions using the purchase method of accounting. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to the intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based on a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimate to range between 9.0% and 11.0%; (v) the ability to utilize certain domestic tax attributes and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

Upon recognition of an event, as previously described, we use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

Capitalized landfill costs may also include an allocation of the purchase price paid for the landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based on the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace. Landfill sites are amortized using the units-of-consumption method over the total available airspace including probable expansion airspace where appropriate.

We assess the carrying value of our landfill sites in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. These provisions, as well as possible instances that may lead to impairment, are addressed in “Long-Lived Assets”. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

We identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows: (i) obtaining approval from local authorities; (ii) submitting a permit application to state or provincial authorities; and (iii) obtaining permit approval from state or provincial authorities.

Before expansion airspace is included in our calculation of total available disposal capacity, the following criteria must be met: (i) the land associated with the expansion airspace is either owned by us or is controlled by us pursuant to an option agreement; (ii) we are committed to supporting the expansion project financially and with appropriate resources; (iii) there are no identified fatal flaws or impediments associated with the project, including political impediments; (iv) progress is being made on the project; (v) the expansion is attainable within a reasonable time frame; and (vi) based on senior management’s review of the status of the permit process to date we believe it is more likely than not the expansion permit will be received within the next five years. Upon meeting our expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

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

The following table reflects landfill capacity activity for permitted landfills owned by us, which are part of our continuing operations and are exclusive of our Arizona and Texas operations, which were divested during 2007, for each of the three years ended December 31, 2007, 2006 and 2005 (in thousands of cubic yards):

	December 31, 2007
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	54,993	—	—	—	(2,763)	52,230
Probable expansion capacity	18,300	—	13,724	—	—	32,024

Total available airspace	73,293	—	13,724	—	(2,763)	84,254

Number of sites	4	—	—	—	—	4
Canada
Permitted capacity	11,644	—	—	533	(613)	11,564
Probable expansion capacity	4,970	—	—	(261)	—	4,709

Total available airspace	16,614	—	—	272	(613)	16,273

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	66,637	—	—	533	(3,376)	63,794
Probable expansion capacity	23,270	—	13,724	(261)	—	36,733

Total available airspace	89,907	—	13,724	272	(3,376)	100,527

Number of sites	7	—	—	—	—	7

	December 31, 2006
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	23,957	32,635	—	(359)	(1,240)	54,993
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	42,257	32,635	—	(359)	(1,240)	73,293

Number of sites	2	2	—	—	—	4
Canada
Permitted capacity	11,878	—	—	73	(307)	11,644
Probable expansion capacity	—	—	4,970	—	—	4,970

Total available airspace	11,878	—	4,970	73	(307)	16,614

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	35,835	32,635	—	(286)	(1,547)	66,637
Probable expansion capacity	18,300	—	4,970	—	—	23,270

Total available airspace	54,135	32,635	4,970	(286)	(1,547)	89,907

Number of sites	5	2	—	—	—	7

	December 31, 2005
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	25,504	—	—	(414)	(1,133)	23,957
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	43,804	—	—	(414)	(1,133)	42,257

Number of sites	2	—	—	—	—	2
Canada
Permitted capacity	11,642	—	—	1,115	(879)	11,878
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	11,642	—	—	1,115	(879)	11,878

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	37,146	—	—	701	(2,012)	35,835
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	55,446	—	—	701	(2,012)	54,135

Number of sites	5	—	—	—	—	5

Accrued Closure and Post-Closure Obligations

We recognize as an asset, an amount equal to the fair value of the liability for an asset retirement obligation. The asset is then depleted consistent with other capitalized landfill costs, over the remaining useful life of the site based on units of consumption as airspace in the landfill is consumed. Additionally, we recognize a liability for the present value of the estimated future asset retirement obligation. The liability will be adjusted for: (i) additional liabilities incurred or settled; (ii) accretion of the liability to its future value; and (iii) revisions in the estimated cash flows relative to closure and post-closure costs.

Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post-closure liabilities by estimating the total future obligation in current dollars, increasing the obligations based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the resultant total to its present value using a credit-adjusted risk-free discount rate of approximately 7.5%. Our 2008 inflation and discount rates approximate those of 2007. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post-closure obligations is accrued over the estimated life of the landfill and charged to cost of operations as it is accrued.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate the income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statement of operations. Our provision for deferred income taxes is complex; as such you should read our discussion of “Income Tax Provision” contained elsewhere in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

This statement became effective for us on January 1, 2007 and the adoption and continued application of FIN 48 did not have a material effect on our consolidated results of operations, cash flows or financial position. As of January 1, 2007 and December 31, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Risk Management

Our U.S.-based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies, which underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other factors, the size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2007 we had posted letters of credit with our U.S. insurer of $9.8 million to cover the liability for losses within the deductible limit. These letters of credit increased by $0.4 million in the first quarter of 2008. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, employee stock-based compensation cost recognized in 2007 and 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations. For the years ended December 31, 2007, 2006 and 2005, stock-based employee compensation expense was $2.8 million, $3.1 million and $0.3 million, respectively.

Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. For 2005, compensation expense (benefit) recognized for employee stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of the reporting period. Changes in the intrinsic value are recognized until such options are exercised, expire or are forfeited.

The adoption of SFAS 123(R) had no impact on our provision for income taxes because: (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees. Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows. We estimate the fair value of option grants made to employees using a Black-Scholes pricing model. Within that model we make the following assumptions: (i) the annual dividend yield is zero as we do not pay dividends, (ii) the weighted average expected life of an option is approximated to equal the length of its vesting period, (iii) the risk free interest rate is equal to the prevailing rate on the US Treasury yield rate curve for a period equal to the weighted average expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted average expected life.

We account for the issuance of options or warrants for services from non-employee consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, by estimating the fair value of options or warrants issued using a Black-Scholes pricing model. Variables used in the calculation of fair value include the option or warrant exercise price, the market price of our shares on the grant date, the risk-free interest rate, the life of the option or warrant, expected volatility of our stock and expected dividends.

In the first quarter of 2008, we granted to our employees and directors 742,500 restricted stock units which may vest at three equal tranches over each of the next three years and are contingent on the achievement of specific performance criteria. The fair value of the restricted stock units will be expensed based on the probability of achievement of specific performance criteria. The restricted stock units will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and dilutive earnings per share if, at the end of any given reporting period, all contingencies surrounding the issuance of the shares are met. Additionally, in the first quarter of 2008, we granted to our employees 230,000 options to purchase common shares. The options have a strike price of $9.50 per share and also vest one-third over each of the next three years. The options will be included in the calculation of dilutive earnings per share using the treasury stock method.

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

Operating Results

Results of Operations for each of the Three Years Ended December 31, 2007, 2006 and 2005

The following tables set forth our consolidated results of operations for each of the three years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007
	Florida		Canada		Total

Revenue	$266,231	100.0%	$222,063	100.0%	$488,294	100.0%
Operating expenses:
Cost of operations	172,417	64.8%	147,323	66.3%	319,740	65.5%
Selling, general and administrative expense	33,707	12.7%	28,150	12.7%	61,857	12.7%
Severance and related costs	3,995	1.5%	—	0.0%	3,995	0.8%
Depreciation, depletion and amortization	38,415	14.4%	19,629	8.8%	58,044	11.9%
Foreign exchange loss (gain) and other	270	0.1%	(351)	-0.1%	(81)	-0.1%

Income from operations	$17,427	6.5%	$27,312	12.3%	$44,739	9.2%

	2006
	Florida		Canada		Total

Revenue	$203,381	100.0%	$188,028	100.0%	$391,409	100.0%
Operating expenses:
Cost of operations	139,425	68.6%	128,176	68.2%	267,601	68.4%
Selling, general and administrative expense	34,946	17.2%	23,416	12.5%	58,362	14.9%
Deferred acquisition costs	439	0.2%	5,173	2.8%	5,612	1.4%
Depreciation, depletion and amortization	23,803	11.7%	17,382	9.1%	41,185	10.5%
Foreign exchange loss and other	445	0.2%	1,499	0.8%	1,944	0.5%

Income from operations	$4,323	2.1%	$12,382	6.6%	$16,705	4.3%

	2005
	Florida		Canada		Total

Revenue	$187,041	100.0%	$166,331	100.0%	$353,372	100.0%
Operating expenses:
Cost of operations	142,563	76.2%	111,013	66.8%	253,576	71.8%
Selling, general and administrative expense	29,250	15.6%	23,197	14.0%	52,447	14.8%
Settlement with sellers of Florida Recycling	(4,120)	-2.2%	—	0.0%	(4,120)	-1.2%
Depreciation, depletion and amortization	20,313	10.9%	19,356	11.6%	39,669	11.2%
Foreign exchange loss (gain) and other	(745)	-0.4%	571	0.3%	(174)	0.0%

Income (loss) from operations	$(220)	-0.1%	$12,194	7.3%	$11,974	3.4%

Revenue

A summary of our revenue, by service line, for each of the three years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007		2006		2005

Collection	$391,988	72.6%	$321,150	76.0%	$295,183	78.8%
Landfill disposal	63,438	11.7%	49,113	11.6%	38,512	10.3%
Transfer station	62,096	11.5%	40,371	9.6%	28,729	7.7%
Material recovery facilities	21,136	3.9%	10,931	2.6%	10,306	2.7%
Other specialized services	1,260	0.3%	1,108	0.2%	1,967	0.5%

	539,918	100.0%	422,673	100.0%	374,697	100.0%
Intercompany elimination	(51,624)		(31,264)		(21,325)

	$488,294		$391,409		$353,372

Revenue was $488.3 million and $391.4 million for the years ended December 31, 2007 and 2006, respectively, an increase of $96.9 million or 24.8%.

The increase in revenue from our Florida operations for 2007 of $62.9 million or 30.9% was driven by price increases of $9.5 million, of which $0.4 million related to fuel surcharges, and acquisitions net of dispositions of $72.0 million. Offsetting these net increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $8.8 million and other net decreases of $9.8 million, primarily related to the exiting of certain lower margin residential collection contracts.

The increase in revenue from our Canadian operations for the year ended December 31, 2007 of $34.0 million or 18.1% was due to price increases of $10.9 million, of which $1.5 million related to fuel surcharges, increased collection, transfer station and third party landfill volumes of $10.0 million and net gains on contract awards and other increases of $1.5 million. The favorable effect of foreign exchange movements increased revenue $11.6 million.

Revenue was $391.4 million and $353.4 million for the years ended December 31, 2006 and 2005, respectively, an increase of $38.0 million or 10.8%.

The increase in revenue in 2006 for our Florida operations of $16.3 million or 8.7% was driven by price increases of $12.6 million, of which $4.1 million related to fuel surcharges, increased volume at our landfill sites of $9.7 million, other organic volume growth of $0.5 million and acquisitions net of dispositions of $3.8 million. Offsetting these increases were net decreases of $10.3 million, primarily related to the exiting of certain lower margin residential contracts.

The increase in revenue in 2006 for our Canadian operations of $21.7 million or 13.0% was due to price increases of $10.9 million, of which $2.1 million related to fuel surcharges, other organic volume growth of $5.9 million, acquisitions of $1.5 million and the favorable effects of foreign exchange movements of $12.0 million. Offsetting these increases were decreases at our landfill sites, primarily due to special waste projects in 2005 that did not recur in 2006 of $5.5 million and decreases related to exiting certain contracts of $3.1 million.

Cost of Operations

Cost of operations was $319.7 million and $267.6 million for the years ended December 31, 2007 and 2006, respectively, an increase of $52.1 million or 19.5%. As a percentage of revenue, cost of operations was 65.5% and 68.4% for the years ended December 31, 2007 and 2006, respectively.

The increase in cost of operations from our Florida operations for the year ended December 31, 2007 of $33.0 million or 23.7% was due to acquisitions net of dispositions of $49.4 million. Offsetting this increase was lower costs for third party disposal due to increased internalization of $9.4 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $4.2 million, decreased insurance and support costs of $1.0 million and decreases in vehicle repair, maintenance and other operating costs of $1.8 million. As a percentage of revenue, cost of operations was 64.8% and 68.6% for the years ended December 31, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased internalization and exiting certain lower margin residential collection contracts.

The increase in cost of operations from our Canadian operations for the years ended December 31, 2007 of $19.1 million or 14.9% was due to increased labor costs of $5.8 million, increased disposal volumes and rates of $1.6 million, increased fuel costs of $1.2 million and increased vehicle repair and maintenance and other operating costs of $2.8 million. The unfavorable effect of foreign exchange movements was $7.7 million. Cost of operations as a percentage of revenue decreased to 66.3% from 68.2% for the years ended December 31, 2007 and 2006, respectively, which is primarily due to increased landfill volumes and overall pricing increases.

Cost of operations was $267.6 million and $253.6 million for the years ended December 31, 2006 and 2005, respectively, an increase of $14.0 million or 5.5%. As a percentage of revenue, cost of operations was 68.4% and 71.8% for the years ended December 31, 2006 and 2005, respectively.

The decrease in cost of operations in 2006 for our Florida operations of $3.2 million or 2.2% was driven by lower costs for third party disposal due to increased internalization of $5.1 million, lower labor costs, primarily due to our Florida operations exiting certain lower margin residential collection contracts, of $1.3 million and decreases in other operating costs of $0.2 million. Dispositions, net of acquisitions completed in 2006, decreased cost of operations by $1.4 million. Offsetting these cost decreases were higher landfill operating costs related to increased host and royalty fees due to increased disposal volumes of $2.3 million, fleet and facility repair and maintenance increases of $1.7 million and increased fuel costs of $0.8 million. As a percentage of revenue, cost of operations was 68.6% and 76.2% for the years ended December 31, 2006 and 2005, respectively. The improvement in our domestic gross margin is primarily due to increased volumes at our landfill sites, increased internalization and exiting certain lower margin residential collection contracts.

The increase in cost of operations in 2006 for our Canadian operations of $17.2 million or 15.5% was due to increased disposal volumes, rates and sub-contractor costs of $4.5 million, increased labor costs of $3.5 million, increased fuel costs of $0.7 million, fleet and facility repair and maintenance increases of $0.6 million and the unfavorable effects of foreign exchange movements of $8.2 million, offset by other decreases of $0.3 million. Cost of operations as a percentage of revenue was 68.2% and 66.8% for the years ended December 31, 2006 and 2005, respectively. The decline in our Canadian gross margin is primarily due to lower special waste landfill volumes coupled with higher operating costs.

Selling, General and Administrative Expense

Selling, general and administrative expense, excluding severance and related costs, was $61.9 million and $58.4 million for the years ended December 31, 2007 and 2006, respectively, an increase of $3.5 million or 6.0%. As a percentage of revenue, selling, general and administrative expense was 12.7% and 14.9% for the years ended December 31, 2007 and 2006, respectively. The overall increase in selling, general and administrative expense is due to acquisitions net of dispositions of $6.3 million, increased labor costs of $0.6 million and increased provisions for doubtful accounts and other support costs of $1.0 million. Offsetting these increases were decreases in legal and professional fees of $4.9 million, which primarily relates to costs for our litigation with Waste Management that were incurred in 2006 and is more fully described in the notes to the consolidated financial statements included elsewhere in this annual report, and lower stock-based compensation expense of $1.0 million. The unfavorable effect of foreign exchange movements was $1.5 million.

Selling, general and administrative expense was $58.4 million and $52.4 million for the years ended December 31, 2006 and 2005, respectively, an increase of $6.0 million or 11.5%. As a percentage of revenue, selling, general and administrative expense was 14.9% and 14.8% for the years ended December 31, 2006 and 2005 respectively. The overall increase in selling, general and administrative expense is due to increased legal fees of $4.7 million, primarily related to litigation with Waste Management, increased stock-based compensation expense for employees and consultants of $2.0 million, relocation and transition costs of $0.4 million relative to our U.S. corporate office move, the unfavorable effects of foreign exchange movements of $1.5 million and other net increases of $1.2 million, primarily related to increased wages and incentive pay. Offsetting these increases were decreases in accounting and other professional fees of $2.6 million, primarily related to the re-audit of the Florida Recycling financial statements in 2005, and decreased insurance costs of $1.2 million.

Severance and Related Costs

Effective August 23, 2007, we entered into a separation agreement with Mr. Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million during 2007.

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

Settlement with sellers of Florida Recycling

In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”). Shortly after its acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. Based on the results of this review, the 2003 financial statements of Florida Recycling provided by the sellers contained misstatements and could not be relied upon. During the first half of 2005, these financial statements were re-audited by our independent auditors. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 166,666 shares of our common stock. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. We believe such cost approximates fair value at such date. The gain recognized on the settlement approximated $4.1 million for 2005.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $58.0 million and $41.2 million for the years ended December 31, 2007 and 2006, respectively, an increase of $16.8 million or 40.9%. As a percentage of revenue, depreciation, depletion and amortization was 11.9% and 10.5% for the years ended December 31, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $2.6 million, which is primarily due to increased disposal volumes in part resulting from increased internalization at our domestic landfills, acquisitions net of dispositions of $7.1 million and an increase in our truck fleet depreciation. Amortization of intangible assets increased $5.2 million. The unfavorable effect of foreign exchange rate movements was $1.0 million. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $4.77 to $7.68 per ton during the years ended December 31, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.70 to C$11.82 per tonne during the years ended December 31, 2007 and 2006, respectively.

Depreciation, depletion and amortization was $41.2 million and $39.7 million for the years ended December 31, 2006 and 2005, respectively, an increase of $1.5 million or 3.8%. As a percentage of revenue, depreciation, depletion and amortization was 10.5% and 11.2% for the years ended December 31, 2006 and 2005, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased disposal volumes at our domestic landfills, offset by lower volumes at our Canadian landfills coupled with a decrease in the overall weighted average depletion rates. The unfavorable effects of foreign exchange movements increased depreciation, depletion and amortization by $1.1 million. Landfill depletion rates for our U.S. landfills ranged from

$4.77 to $7.68 per ton and from $6.03 to $8.10 per ton during the years ended December 31, 2006 and 2005, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.70 to C$11.82 per tonne and C$2.57 to C$17.80 per tonne during the years ended December 31, 2006 and 2005, respectively.

Foreign Exchange Loss (Gain) and Other

Foreign exchange loss (gain) and other was $(0.1) million, $2.0 million and $(0.2) million for the years ended December 31, 2007, 2006 and 2005, respectively. Foreign exchange loss (gain) relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other components primarily relate to gains or losses on sales of equipment or properties. The increase in loss in 2006 compared to 2007 and 2005 is primarily due to an increase in a U.S. monetary note receivable due from our U.S. parent to our Canadian subsidiary.

Interest Expense

The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs, for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Credit Facility and Senior Subordinated Note interest	$36,673	$27,704	$25,374
Amortization of debt issue costs	2,362	1,569	1,408
Preferred Stock dividends and amortization of issue costs	—	18,466	20,984
Loss on exchange of cumulative mandatorily redeemable
Preferred Stock	—	1,187	—
Other interest expense	1,644	1,708	1,465

	$40,679	$50,634	$49,231

Interest expense was $40.7 million and $50.6 million for the years ended December 31, 2007 and 2006, respectively, a decrease of $9.9 million or 19.7%. Interest expense on the Credit Facility and the Senior Subordinated Notes increased $9.0 million for the year ended December 31, 2007 due primarily to higher overall balances outstanding. In June 2007, we made an optional prepayment of $20.0 million of our term notes under the Credit Facility and as such, we expensed $0.3 million of unamortized debt issue costs related to the retirement. The remainder of the increase in amortization of debt issue costs is due to the issuance of new term note tranches under the Credit Facility in December 2006 and April 2007. The weighted average interest rate on Credit Facility borrowings was 7.9% and 8.4% for the years ended December 31, 2007 and 2006, respectively.

Interest expense was $50.6 million and $49.2 million for the years ended December 31, 2006 and 2005, respectively, an increase of $1.4 million or 2.8%. Interest expense for the Credit Facility and the Senior Subordinate Notes increased $2.3 million for the year ended December 31, 2006 due to higher prevailing short-term interest rates on the Credit Facilities and higher balances outstanding under our term loan facility, offset by the elimination of penalty interest payable on our Senior Subordinated Notes of $1.1 million and lower amended rates on our Credit Facilities. The decrease in Preferred Stock dividends and amortization of issue costs was due to issue costs becoming fully amortized during the second quarter of 2006, offset by higher principal amounts outstanding. The weighted average interest rate on Credit Facility borrowings was 8.4% and 7.7% for the years ended December 31, 2006 and 2005, respectively.

In December 2006, we redeemed and/or exchanged the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference equaled the carrying value on the date of redemption and approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Statement of Operations and Comprehensive Income (Loss).

Income Tax Provision

The income tax provision was $14.4 million, $12.8 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we have approximately $131.6 million of domestic gross net operating loss carry-forwards that expire from 2023 to 2027. As of December 31, 2007, we have foreign tax credit carry-forwards of approximately $2.7 million that expire during 2016 and 2017. Due to the start-up nature of our U.S. operations, we have provided a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. Since our domestic net operating loss carry-forwards are not available to offset Canadian taxable income, we expect our effective tax rate in future periods will be higher than our statutory tax rate that otherwise might be expected. Additionally, changes in our ownership structure in the future could result in limitations on the utilization of these loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

The year to date domestic and combined provision for 2007, as compared to 2006, is lower than would be expected as the sale of our Arizona operations generated a reversal of excess deferred tax liabilities of approximately $1.8 million. In addition to the valuation allowance for our net operating loss carry-forwards generated in the U.S., we have also provided deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. From 2005 to 2007, the balance of our tax deductible goodwill increased, which increased our provision for deferred tax liabilities for goodwill resulting in an overall higher domestic effective tax rate. For the years ended December 31, 2007, 2006 and 2005 the portion of our domestic deferred provision related to goodwill approximated $7.0 million, $6.4 million and $5.5 million, respectively. We expect that during 2008 our domestic provision for deferred tax liabilities for goodwill will approximate $1.8 million per quarter. Should we generate taxable income domestically, we expect to use our deferred tax liabilities generated from goodwill to offset other deferred tax assets and not provide for them separately. However, we currently do not foresee a decrease in our domestic effective rate in the coming 12 months. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during 2008.

We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is effected by the level of stock-based compensation incurred in a particular period. We expect that during 2008 our Canadian effective rate will approximate 32%. Due to changes in enacted federal rates in Canada, we reduced the rates at which we provide for deferred taxes, which resulted in the recognition of a deferred benefit of approximately $0.9 million during 2007. For 2007, we paid C$4.2 million in cash relative to our actual 2006 and estimated 2007 tax liabilities in Canada. We expect the majority of our remaining 2007 Canadian tax liability of approximately $8.2 million to be paid in the first quarter of 2008, when the prior year estimated payments are required to approximate the total amount of tax due when the 2007 return is actually filed.

Liquidity and Capital Resources

Our principal capital requirements are to fund capital expenditures, debt service and business and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Credit Facilities and proceeds from debt and equity issuances.

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Credit Facilities. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $273.9 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of December 31, 2007, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively. As of February 26, 2008, there were no amounts outstanding on the revolving credit facility, while $13.6 million and $13.6 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively.

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. The following table sets forth our financial covenant levels for each of the four quarters for 2008:

	Maximum	Maximum	Maximum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio

First quarter	4.00 : 1.00	2.75 : 1.00	2.50 : 1.00
Second quarter	4.00 : 1.00	2.50 : 1.00	2.50 : 1.00
Third quarter	4.00 : 1.00	2.50 : 1.00	2.50 : 1.00
Fourth quarter	4.00 : 1.00	2.00 : 1.00	2.50 : 1.00

As of December 31, 2007, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods. However, our Maximum Consolidated Senior Secured Leverage Ratio becomes more restrictive during 2008. If we do not achieve our expected levels of profitability or fail to make planned payments to reduce our secured debt we may not be in compliance with our covenants. We expect to refinance our Credit Facilities in 2008 or early 2009. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any refinancing will be obtainable on terms that are favorable to us. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Credit Facilities or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance these facilities before their scheduled maturity, we may incur an additional interest charge relative to our unamortized debt issue costs. As of December 31, 2007 there was $4.0 million of unamortized debt issue costs relative to these Credit Facilities.

Direct Financing Lease Facility

In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax deprecation deductions. Leases under the facility will be treated as a capital lease and considered as secured debt for purposes of our Credit Facilities. As of February 26, 2008 the facility remains undrawn.

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

The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic subsidiaries. Our Canadian operations are not guarantors under the Senior Subordinated Notes.

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

In April 2004, we entered into a Registration Rights Agreement with the initial purchaser of the Senior Subordinated Notes in which we agreed to file a registration statement for the exchange of the Senior Subordinated Notes for registered notes with identical terms and have such registration declared effective within specified time frames. Prior to the third quarter of 2005, as we had not complied with these requirements of the Registration Rights Agreement, we were required to pay liquidated damages to the holders of the notes. These liquidated damages were expensed as incurred and were payable, in cash, at the same time as interest payments due under the Senior Subordinated Notes. During the third quarter of 2005, the registration statement was filed and declared effective, and the exchange offer was commenced and consummated. As of September 28, 2005 we were no longer required to pay liquidated damages.

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

Equity Placements

On December 15, 2006, we issued 7,000,001 shares of our common stock to Westbury (Bermuda) Limited (“Westbury”) and Prides Capital, LLC (“Prides”) for a purchase price of $66.5 million; the proceeds of which were used to redeem our Preferred Stock. We also issued 2,894,737 shares of our common stock to Kelso in exchange for shares of our previously outstanding Preferred Stock in an amount equal to $27.5 million, all of which were owned by Kelso.

On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, thereby requiring Mr. DeGroote to purchase 880,281 shares of our common stock and 88,028 common stock purchase warrants for $7.5 million on or before March 28, 2005. This equity infusion was required as a condition to our amended Credit Facility.

Migration Transaction

Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.

The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA), which are exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

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

Surety Bonds and Letters of Credit

Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2007, we had provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $87.4 million to collateralize our obligations, of which $26.6 million relates to estimated closure and post closure obligations at our landfills and transfer stations. We expect future increases in these levels of financial assurance relative to our closure and post closure obligations as we utilize capacity at our landfills.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2007, 2006 and 2005.

Cash Flows from Operating Activities

Cash provided by operating activities of our continuing operations was $61.8 million and $34.0 million for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins.

Cash provided by operating activities of our continuing operations was $34.0 million and $21.1 million for the years ended December 31, 2006 and 2005, respectively. Improvements in operations were offset by investments in working capital.

Cash flows from our discontinued operations are disclosed separately on the Consolidated Statements of Cash Flows included elsewhere in this annual report. Following the conclusion of the sale of our Arizona and Texas operations we will cease to be impacted by these cash flows, and we do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.

Cash Flows from Investing Activities

Cash used in investing activities of our continuing operations was $82.9 million and $144.7 million for the years ended December 31, 2007 and 2006, respectively. The decrease in cash used in investing activities is primarily due to net proceeds from the disposition of our Texas operations of $15.6 million and decreased spending for acquisitions during 2007, offset by increased levels of capital expenditures, which primarily relate to investments in vehicles, equipment and construction projects at our landfill and transfer station sites. Company-wide capital expenditures from continuing operations were $60.9 million and $44.7 million for the years ended December 31, 2007 and 2006, respectively. We currently expect our capital expenditures for 2008 to range from $55.0 million to $60.0 million.

Cash used in investing activities of our continuing operations was $144.7 million and $30.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash used in investing activities is primarily due to increased capital expenditures and business acquisitions. Company-wide capital expenditures from continuing operations were $44.7 million and $28.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in capital expenditures was primarily driven by landfill development projects. Cash used in business acquisitions of $103.5 million for 2006 primarily relates to the acquisitions of Taft Recycling, Liberty Waste, Sun Country Materials, the SLD Landfill and Pro Disposal. Cash used in deposits for business acquisitions primarily relates to ongoing negotiations with Lucien Rémillard, one of our directors, concerning the potential acquisition of the solid waste collection and disposal business assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we reimbursed Mr. Rémillard’s company for services provided by third parties in connection with preparing audited financial statements of the businesses to be acquired, with ongoing efforts to expand the capacity of a solid waste landfill, and in March 2006 we advanced $0.4 million directly to Mr. Rémillard. In April 2006, we concluded it was more-likely-than-not that we would not complete this acquisition for the foreseeable future and accordingly we recognized an expense related to these previously deferred acquisition costs of approximately $5.6 million during the first quarter of 2006.

Cash Flows from Financing Activities

Cash provided by financing activities of our continuing operations was $33.6 million and $109.8 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the proceeds from the issuance of debt is primarily comprised of the issuance of $50.0 million of term notes under the Credit Facility, $26.0 million of draws on our revolving credit facility and the $8.1 million issuance of a secured note payable to WCA. For the year ended December 31, 2007, the repayments of debt are primarily comprised of $26.0 million of payments on our revolving credit facility, an optional prepayment of term notes under the Credit Facility of $20.0 million and $3.9 million of other scheduled principal payments.

Cash provided by financing activities of our continuing operations was $109.8 million and $14.9 million for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, cash flows from financing activities relate to additional proceeds of $123.0 million from our term loan facility and gross proceeds of

$66.5 million from a private placement of shares of our common stock at $9.50 per share, offset by the retirement of our Preferred Stock of $75.6 million. In March 2005, pursuant to a bank amendment entered into in October 2004, we received an equity investment of $7.5 million ($6.8 million net). As consideration we issued 880,281 shares of our common stock and 88,028 warrants to purchase our common stock at $8.52 per share.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. Previously any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal costs”, will be expensed as incurred. Capitalized transaction costs approximated $0.3 million, $0.8 million and nil for each of the three years ended December 31, 2007, 2006 and 2005, respectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

Seasonality

We expect the results of our Canadian operations to vary seasonally, with revenue typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The seasonality is attributable to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity. Second, certain operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per tonne basis. Also, during the summer months, there are more tourists and part-time residents in some of our service areas, resulting in more residential and commercial collection. Consequently, we expect operating income to be generally lower during the winter. The effect of seasonality on our results of operations from our U.S. operations, which are located in warmer climates than our Canadian operations, is less significant than on our Canadian operations.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has since expired. Details of these agreements are further described in the notes to our Consolidated Financial Statements. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director.

Tabular Disclosure of Contractual Obligations

We have various commitments primarily related to funding of short-term debt, closure and post-closure obligations and capital and operating lease commitments. You should also read our discussion regarding “Liquidity and Capital Resources” earlier in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2007 (in thousands):

						Beyond 5
	2008	2009	2010	2011	2012	Years	Total

Senior secured credit facilities(1)	$1,387	$2,774	$202,485	$67,264	$—	$—	$273,910
Senior subordinated notes payable(1)	—	—	—	—	—	160,000	160,000
Other secured notes payable(1)	1,041	1,121	1,190	1,184	1,280	2,116	7,932
Capital lease obligations	290	351	572	—	—	—	1,213
Other subordinated notes payable(1)	203	217	232	247	264	1,435	2,598
Operating lease commitments	4,794	3,328	2,690	2,516	2,300	6,475	22,103
Construction commitments	5,877	44	44	44	44	—	6,053
Asset purchase commitments	184	7,408	83	—	—	—	7,675
Deferred acquisition costs(3)	1,000	18,500	—	—	—	—	19,500
Closure and post-closure obligations(2)	4,153	2,515	2,817	795	7,560	136,221	154,061

	$18,929	$36,258	$210,113	$72,050	$11,448	$306,247	$655,045

(1)	Refer to the Notes to our Consolidated Financial Statements included elsewhere in this annual report for information relative to interest repayment provisions.

(2)	Future payments on closure and post-closure obligations are not discounted and contemplate full utilization of current and probable expansion airspace.

(3)	Relates to the acquisition of a landfill development project in southwest Florida.

Other Contractual Arrangements

From time to time and in the ordinary course of business, we may enter into certain acquisitions of disposal facilities whereby we will also enter into a royalty agreement. These agreements are usually based on the amount of waste deposited at our landfill sites or in certain instances, our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.

In the normal course of our business, we have other commitments and contingencies relating to environmental and legal matters. For a further discussion of commitments and contingencies, see our Consolidated Financial Statements contained elsewhere in this annual report. In addition certain of our executives are retained under employment agreements. These employment agreements vary in term and related benefits. Refer to Item 11 — “Executive Compensation,” which is incorporated by reference to our 2008 Proxy Statement, for a more detailed discussion of our employment agreements.

Registration Rights Agreements

In November 2006, we entered into a subscription agreement with Westbury and Prides pursuant to which we issued an aggregate of 7,000,001 shares of our common stock to Westbury and Prides through a private placement for a purchase price of $66.5 million. We also entered into an exchange and redemption agreement with Kelso pursuant to which we issued 2,894,737 shares of our common stock to Kelso through a private placement in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. In connection with this private placement, we entered into a registration rights agreement with these purchasers whereby within 15 days of the closing date of the private placement (December 15, 2006) we agreed to have an effective registration statement filed with the SEC to register the common shares for resale under the Securities Act. After the filing of the registration statement, we had 90 days to have the registration agreement declared effective by the SEC. Should we be unable to keep the registration statement effective, we may be subject to penalties of 1.0% of the proceeds per 30 day period, not to exceed 12.0% in the aggregate.

During 2006, we issued 2,038,288 shares of our common stock in connection with our acquisitions of Liberty Waste and Sun Country Materials, which are subject to a registration rights agreement that provides for the shares to be registered six months after request for registration. The request for registration was received on June 30, 2006. Should a registration statement not have been declared effective in accordance with the registration rights agreement, partial damages are to be paid to the holders in an amount equal to 8.0% per annum of the fair value, as defined, of the shares issued. Accordingly, as of December 31, 2006 we have accrued the necessary penalties.

In March 2005, pursuant to a bank amendment entered into in October 2004, we received an equity investment of $7.5 million ($6.8 million net). As consideration we issued 880,281 shares of our common stock and 88,028 warrants to purchase our common stock at $8.52 per share. We also entered in to a registration rights agreement that required us to use our best commercial efforts to obtain and maintain an effective registration statement. The registration rights agreement does not provide for penalties or monetary consideration for our failure to obtain, or maintain, an effective registration statement.

On December 21, 2006 we filed a Form S-3 seeking to register all of these shares and on February 5, 2007 the registration statement was declared effective.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operation are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2007 and 2006 we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $1.4 million and $0.6 million, respectively.

As of December 31, 2007, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base Eurodollar loans as defined. A 25 basis point increase in base interest rates relative to our revolving and term facilities would increase annual cash interest expense by approximately $0.7 million.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The report is included in Item 8 of this annual report.

Attestation Report of Independent Registered Public Accounting Firm

The report is included in Item 8 of this annual report.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included under the heading “Executive Officers” in Part I of this annual report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in our definitive Proxy which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (“the 2008 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to the Registrant’s executive officer and director compensation will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management and our equity compensation plans will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be included in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principle accountant fees and services is as follows:

Audit Fees

Audit fees billed or expected to be billed for the 2007 and 2006 audits by BDO Seidman, LLP approximated $1.2 million and $1.3 million, respectively. Audit fees billed and paid for 2007 and 2006 included fees for quarterly reviews and registration statements of approximately $0.3 million and $0.4 million, respectively.

Audit Related Fees

Audit related fees billed or expected to be billed for 2007 and 2006 by BDO Seidman, LLP approximated nil and $0.1 million, respectively, and related to due diligence performed in connection with certain acquisitions.

Tax Fees

Tax related fees were nil in 2007 and 2006 for BDO Seidman, LLP.

All Other Fees

Other fees were nil in 2007 and 2006 for BDO Seidman, LLP.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by BDO Seidman, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In 2007 and 2006, none of the fees paid to BDO Seidman, LLP were approved pursuant to the de minimis exception.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts schedule has been omitted as the required information is included in the Notes to Consolidated Financial Statements included with this annual report.

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

2.1	Plan of Arrangement under Section 182 of the Business Corporations Act (Ontario). (Incorporated by reference to Exhibit 2.1 to Form 10-K (No. 000-25955) filed March 16, 2004).
3.1	Amended and Restated Certificate of Incorporation of Waste Services, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.2	Certificate of Amendment of Amended and Restated Credit Certificate of Incorporation of Waste Services, Inc. effective June 30, 2006 (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.3	Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-K (No. 000-25955) filed March 16, 2004).
3.4	Amendment to Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.5	Certificate of Designation of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.6	Amended Certificate of Designations of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.7	By-law No. 1 of Waste Services, Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.8	Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.9	Amended Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.1	Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.2	Amending Agreement No. 1 to Preferred Subscription Agreement dated as of February 13, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 4.1 to Form 6-K (No. 000-25955) filed February 26, 2004).
4.3	Amending Agreement No. 2 to Preferred Subscription Agreement dated June 8, 2004 (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed June 9, 2004).

4.4	Agreement effective as of December 28, 2005 between Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC. (Incorporated by reference to Exhibit 4.4 to Form 10-K (No. 000-25955) filed March 14, 2006).
4.5	Agreement effective as of March 30, 2006 among Waste Service, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC (Incorporated by reference to Exhibit 20.3 to Form 8-K ((No. 000-25955) filed on April 5, 2006).
4.6	Form of Warrants to Purchase Common Stock by and between the Company and certain investors (Incorporated by reference to Exhibit 4.2 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.7	Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the Preferred Stock (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.8	Warrant, dated July 27, 2001 issued by us to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.9	Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.10	Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004 (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.11	Supplemental Indenture dated as of August 8, 2005 to the Notes Indenture among Sanford Recycling and Transfer, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form S-4 (No. 333-127444) filed August 11, 2005).
4.12	Supplemental Indenture dated as of June 30, 2006 to the Notes Indenture among Sun Country Materials, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.18 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.13	Supplemental Indenture dated as of June 30, 2006, 2006 to the Notes Indenture among Taft Recycling, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.17 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.14	Support Agreement among Waste Services, Inc. Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.9 to Form 10-K (No. 000-25955) filed March 16, 2004).
4.15	Support Agreement dated July 31, 2004, among Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10 to Form 8-K (No. 000-25955) filed March 16, 2004).
4.16	Standby Purchase Agreement dated as of September 30, 2004 between Waste Services, Inc. and Michael DeGroote (Incorporated by reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed on October 5, 2004).
10.1	Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D (No. 005-57445) dated February 5, 2002 and filed by certain holders of the Company’s Common Shares with the Commission on February 15, 2002).
10.2	2007 Waste Services, Inc. Equity and Performance Incentive Plan (Incorporated by reference to Appendix A to Form DEF 14-A (No. 000-25995) filed October 9, 2007).
10.3	Form of Subscription Agreement dated as of April 30, 2004,between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.4	Form of Registration Rights Agreement dated as of April 30,2004, among us and certain investors. (Incorporated by Reference to Exhibit 10.2 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.5	9 1/2% Senior Subordinated Notes Registration Rights Agreement dated April 20, 2004. (Incorporated by reference to Exhibit 10.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
10.6	Second Amended and Restated Credit Agreement dated as of December 28,2006 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time parties thereto, Lehman Brothers Inc., as Arranger, CIBC World Markets Corp., as Syndication Agent, Bank of America, N.A., as Documentation Agent, Canadian Imperial Bank of Commerce, as Canadian Agent, and Lehman Commercial Paper Inc., as Administrative Agent. (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955) filed January 3, 2007).

10.7	First Amendment to Second Amended and Restated Credit Agreement dated as of April 12, 2007 among Waste Services (CA) Inc., Waste Services, Inc. and Lehman Commercial Paper Inc. (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25995) filed April 13, 2007).
10.8	Lender Addendum dated as of August 14, 2007 to the Second Amended and Restated Credit Agreement among Bank of America, N.A., Waste Services (CA) Inc., Waste Services, Inc., Lehman Commercial Paper Inc., and Canadian Imperial Bank of Commerce (Incorporated by reference to Exhibit 4.2 to Form 10-Q (No. 000-25995) filed November 1, 2007).
10.9	Employment Agreement dated as of October 26, 2005 between Waste Services, Inc. and David Sutherland-Yoest (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed October 31, 2005).
10.10	Employment Agreement dated as of July 1, 2004 between Waste Services, Inc. and Charles A. Wilcox (Incorporated by reference to Exhibit 10.13 to Form 10-K (No. 000-25955) filed March 16, 2004).
10.11	Employment Agreement dated January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).
10.12	Employment Agreement dated as of March 12, 2007 between Waste Services, Inc. and Edwin D. Johnson (Incorporated by reference to Exhibit No. 99.2 to Form 8-K (No 000-25995) filed March 12, 2007).
10.13	Employment Agreement dated as of August 23, 2007 between Waste Services, Inc. and William P. Hulligan (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No 000-25995) filed November 1, 2007).
10.14	Employment Agreement dated October 1, 2003, between Capital Environmental Resource Inc. and Brian A. Goebel (Incorporated by reference to Exhibit 4.27 to Form 20-F for the year ended December 31, 2003 (No. 000-25955), filed March 31, 2004).
10.15	Subscription Agreement dated as of November 8, 2006 by and among Waste Services, Inc., Westbury (Bermuda) Limited and Prides Capital Fund, LP. (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.16	Exchange and Redemption Agreement dated as of November 8, 2006 by and among Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC. (Incorporated by reference to Exhibit No. 20.2 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.17	Form of Registration Rights Agreement dated as of November 8, 2006 by and among Waste Services, Inc., Westbury (Bermuda) Limited and Prides Capital Fund, LP. (Incorporated by reference to Exhibit No. 20.3 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.18	Form of Registration Rights Agreement dated as of November 8, 2006 by and among Waste Services, Inc. and Kelso Investment Associates VI, L.P. and KEP VI, LLC. (Incorporated by reference to Exhibit No. 20.3 to Form 8-K (No. 000-25955) filed on November 9, 2006).
10.19	Form of Stock Option Agreement under the 2007 Equity and Performance Incentive Plan.
10.20	Form of Restricted Stock Unit Agreement under the 2007 Equity and Performance Incentive Plan.
14.1	Code of Ethics.
16.1	Letter from BDO Dunwoody LLP to the Securities and Exchange Commission dated July 27, 2004 (Incorporated by reference to Exhibit 16.1 to Form 8-K (No. 000-25955), filed July 27, 2004).
18.1	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004 (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2004 (No. 000-25955) filed May 17, 2004).
21.1	List of Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Edwin D. Johnson, Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE SERVICES, INC.

/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, President,
Chief Executive Officer and Director

March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SUTHERLAND-YOEST David Sutherland-Yoest	Chairman of the Board, President, Chief Executive Officer and Director	March 7, 2008

/s/ EDWIN D. JOHNSON Edwin D. Johnson	Executive Vice President and Chief Financial Officer	March 7, 2008

/s/ GARY W. DEGROOTE Gary W. DeGroote	Director	March 7, 2008

/s/ MICHAEL B. LAZAR Michael B. Lazar	Director	March 7, 2008

/s/ GEORGE E. MATELICH George E. Matelich	Director	March 7, 2008

/s/ CHARLES E. MCCARTHY Charles E. McCarthy	Director	March 7, 2008

/s/ LUCIEN RÉMILLARD Lucien Rémillard	Director	March 7, 2008

/s/ JACK E. SHORT Jack E. Short	Director	March 7, 2008

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	March 7, 2008

/s/ MICHAEL J. VERROCHI Michael J. Verrochi	Director	March 7, 2008

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waste Services, Inc.

We have audited Waste Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 of Part II of this Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Waste Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

West Palm Beach, Florida
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waste Services, Inc.

We have audited the accompanying consolidated balance sheets of Waste Services, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Services, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

West Palm Beach, Florida
March 7, 2008

WASTE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)
As of December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$20,706	$8,532
Accounts receivable (net of allowance for doubtful accounts of $985 and $572 as of December 31, 2007 and 2006, respectively)	67,195	51,804
Prepaid expenses and other current assets	11,505	6,224
Current assets of discontinued operations	—	4,559

Total current assets	99,406	71,119
Property and equipment, net	199,817	140,673
Landfill sites, net	198,061	195,881
Goodwill and other intangible assets, net	423,463	350,035
Other assets	17,741	10,667
Non-current assets of discontinued operations	—	96,688

Total assets	$938,488	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,641	$24,033
Accrued expenses and other current liabilities	66,103	53,566
Short-term financing and current portion of long-term debt	2,631	3,975
Current liabilities of discontinued operations	—	4,784

Total current liabilities	95,375	86,358
Long-term debt	441,809	406,113
Deferred income taxes, accrued closure, post-closure and other obligations	50,709	32,625
Non-current liabilities of discontinued operations	—	610

Total liabilities	587,893	525,706

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,972,362 and 43,868,606 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	439	438
Additional paid-in capital	510,286	506,751
Accumulated other comprehensive income	66,017	35,201
Accumulated deficit	(226,147)	(203,033)

Total shareholders’ equity	350,595	339,357

Total liabilities and shareholders’ equity	$938,488	$865,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except per share amounts)
For the Years Ended December 31,

	2007	2006	2005

Revenue	$488,294	$391,409	$353,372
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	319,740	267,601	253,576
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	65,852	58,362	52,447
Deferred acquisition costs	—	5,612	—
Settlement with sellers of Florida Recycling	—	—	(4,120)
Depreciation, depletion and amortization	58,044	41,185	39,669
Foreign exchange loss (gain) and other	(81)	1,944	(174)

Income from operations	44,739	16,705	11,974
Interest expense	40,679	30,981	28,247
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	19,653	20,984

Income (loss) from continuing operations before income taxes	4,060	(33,929)	(37,257)
Income tax provision	14,437	12,820	12,136

Net loss from continuing operations	(10,377)	(46,749)	(49,393)
Net loss from discontinued operations, net of tax of $0	(1,130)	(1,782)	(897)
Loss on sale of discontinued operations, net of tax of $0	(11,607)	—	—

Net loss	$(23,114)	$(48,531)	$(50,290)

Basic and diluted loss per share:
Loss per share — continuing operations	$(0.22)	$(1.32)	$(1.50)
Loss per share — discontinued operations	(0.28)	(0.05)	(0.03)

Loss per share — basic and diluted	$(0.50)	$(1.37)	$(1.53)

Weighted average common shares outstanding — basic and diluted	46,007	35,354	32,880

Consolidated Statements of Comprehensive Income (Loss)
Net loss	$(23,114)	$(48,531)	$(50,290)
Foreign currency translation adjustment	30,816	(472)	6,540

Comprehensive income (loss)	$7,702	$(49,003)	$(43,750)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Waste				Accumulated
	Services, Inc.		Additional	Treasury	Other		Total
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	at Cost	Income	Deficit	Equity
	(In thousands of U.S. dollars and share amounts)

Balance, December 31, 2004	90,358	$904	$374,186	$(1,235)	$29,133	$(104,212)	$298,776
Common shares and warrants issued	2,926	29	7,881	—	—	—	7,910
Exercise of options and warrants	162	2	519	—	—	—	521
Stock-based compensation	—	—	1,060	—	—	—	1,060
Conversion of exchangeable shares	240	2	(2)	—	—	—	—
Other paid-in capital	—	—	(26)	—	—	—	(26)
Foreign currency translation adjustment	—	—	—	—	6,540	—	6,540
Net loss	—	—	—	—	—	(50,290)	(50,290)

Balance, December 31, 2005	93,686	937	383,618	(1,235)	35,673	(154,502)	264,491
Common shares issued	8,154	81	25,265	1,235	—	—	26,581
Exercise of warrants	28	—	86	—	—	—	86
Stock-based compensation	—	—	3,089	—	—	—	3,089
Conversion of exchangeable shares	8	—	—	—	—	—	—
Share reimbursement agreement	—	—	(929)	—	—	—	(929)
Foreign currency translation adjustment	—	—	—	—	(472)	—	(472)
Effect of reverse stock split	(67,916)	(679)	679	—	—	—	—
Sale of common shares and retirement of cumulative mandatorily redeemable Preferred Stock	9,895	99	94,864	—	—	—	94,963
Exercise of warrants	11	—	79	—	—	—	79
Conversion of exchangeable shares	3	—	—	—	—	—	—
Net loss	—	—	—	—	—	(48,531)	(48,531)

Balance, December 31, 2006	43,869	438	506,751	—	35,201	(203,033)	339,357
Exercise of options and warrants	103	1	690	—	—	—	691
Stock-based compensation	—	—	2,845	—	—	—	2,845
Foreign currency translation adjustment	—	—	—	—	30,816	—	30,816
Net loss	—	—	—	—	—	(23,114)	(23,114)

Balance, December 31, 2007	43,972	$439	$510,286	$—	$66,017	$(226,147)	$350,595

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
For the Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(23,114)	$(48,531)	$(50,290)
Adjustments to reconcile net loss to net cash flows from operating activities:
Net loss from discontinued operations	12,737	1,782	897
Depreciation, depletion and amortization	58,044	41,185	39,669
Non-cash component of settlement with sellers of Florida Recycling	—	—	(4,120)
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	19,653	20,984
Amortization of debt issue costs	2,362	1,569	1,408
Deferred income tax provision	5,318	11,004	11,581
Non-cash stock-based compensation expense	2,845	3,089	1,060
Severance costs expensed, exclusive of stock-based compensation	3,252	—	—
Deferred acquisition costs expensed	—	5,173	—
Foreign exchange loss and loss on disposal of property and equipment	584	1,511	755
Other non-cash items	734	783	(429)
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	(1,971)	(2,207)	(1,111)
Prepaid expenses and other current assets	(1,263)	(74)	4,360
Accounts payable	(223)	(6,103)	(1,910)
Accrued expenses and other current liabilities	2,455	5,171	(1,774)

Net cash provided by continuing operations	61,760	34,005	21,080
Net cash provided by discontinued operations	1,567	4,931	3,573

Net cash provided by operating activities	63,327	38,936	24,653

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(32,101)	(103,532)	(4,465)
Capital expenditures	(60,949)	(44,662)	(27,970)
Proceeds from asset sales and business divestitures	19,921	5,144	3,198
Deposits for business acquisitions and other	(9,796)	(1,626)	(1,046)

Net cash used in continuing operations	(82,925)	(144,676)	(30,283)
Net cash used in discontinued operations	(2,187)	(4,331)	(9,228)

Net cash used in investing activities	(85,112)	(149,007)	(39,511)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	84,066	157,527	25,000
Principal repayments of debt and capital lease obligations	(49,890)	(37,026)	(16,704)
Sale of common shares and warrants	—	66,500	7,125
Proceeds from the exercise of options and warrants	691	165	521
Retirement of Preferred Stock	—	(75,557)	—
Fees paid for financing transactions	(1,259)	(1,805)	(995)

Net cash provided by financing activities — continuing operations	33,608	109,804	14,947

Effect of exchange rate changes on cash and cash equivalents	351	(87)	321

Increase (decrease) in cash and cash equivalents	12,174	(354)	410
Cash and cash equivalents at the beginning of the year	8,532	8,886	8,476

Cash and cash equivalents at the end of the year	$20,706	$8,532	$8,886

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Business and Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). In March 2007, we divested our Arizona operations and in June 2007, we divested our Texas operations and as a result, these operations are presented as discontinued for all periods presented.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, revenue recognition, liabilities for potential litigation, valuation assumptions for share-based payments and deferred taxes.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Summary of Significant Accounting Policies

Business Combinations and Acquisitions

We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities. The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares issued in connection with an acquisition is based on the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued as of the date the contingency is resolved.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place our cash and cash equivalents only with high credit quality financial institutions. Our customers are diversified as to both geographic and industry concentrations, however, our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally as well as weather related events that may impact our operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on the expected collectability of our accounts receivable. We perform credit evaluations of significant customers and establish an allowance for doubtful accounts based on the aging of receivables, payment performance factors, historical trends and other information. In general, we reserve a portion of those receivables outstanding more than 90 days and 100% of those outstanding more than 120 days. We evaluate and revise our reserve on a monthly basis based on a review of specific accounts outstanding and our history of uncollectible accounts.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes to the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance at the beginning of the year	$572	$615	$545
Provisions, net of recoveries	2,029	737	842
Bad debts charged to reserves	(1,728)	(1,070)	(777)
Acquisitions	75	290	—
Impact of foreign exchange rate fluctuations	37	—	5

Balance at the end of the year	$985	$572	$615

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

We use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be bought or sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

Capitalized landfill costs may also include an allocation of the purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based on the discounted expected future cash flows of the landfill relative to the other assets within the acquired group. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace.

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

We assess the carrying value of our landfill sites in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”). These provisions, as well as possible instances that may lead to impairment, are addressed in the Long-Lived Assets discussion. We consider certain impairment indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

We have identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows: (i) obtaining approval from local authorities; (ii) submitting a permit application to state or provincial authorities; and (iii) obtaining permit approval from state or provincial authorities.

Before expansion airspace is included in our calculation of total available disposal capacity, the following criteria must be met: (i) the land associated with the expansion airspace is either owned by us or is controlled by us pursuant to an option agreement; (ii) we are committed to supporting the expansion project financially and with appropriate resources; (iii) there are no identified fatal flaws or impediments associated with the project, including political impediments; (iv) progress is being made on the project; (v) the expansion is attainable within a reasonable time frame; and (vi) based on senior management’s review of the status of the permit process to date, we believe it is likely the expansion permit will be received within the next five years. Upon meeting our expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and test goodwill for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining the fair value, we may utilize: (i) discounted future cash flows; (ii) operating results based on a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated average cost of capital, which we estimate to range between 9.0% and 11.0%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

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

Costs associated with arranging financing are deferred and expensed over the term of the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs are charged to earnings.

Fair Value of Financial Instruments

The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at December 31, 2007 is estimated at $265.7 million and $155.4 million, respectively, based on quoted market prices.

Environmental Costs

We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the inflated total to its present value using a credit-adjusted risk-free discount rate of approximately 7.5%. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.

Revenue Recognition

We recognize revenue when services, such as providing hauling services and accepting waste at our disposal facilities, are rendered. Amounts billed to customers prior to providing the related services are reflected as deferred revenue and reported as revenue in the period in which the services are rendered.

Royalty Arrangements

It is customary in the waste industry for landfill acquisition agreements to include royalty arrangements. Amounts paid under these royalty arrangements are charged to operations based on a systematic and rational allocation of the royalty over the period in which the royalty is incurred.

Advertising Costs

We expense advertising costs as they are incurred. Advertising expense was $1.3 million, $0.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying Statements of Operations.

Risk Management

Our U.S.-based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies that underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

things, size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2007, we had posted letters of credit with our U.S. insurer of $9.8 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and unreported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known. Changes in insurance reserves for our U.S. operations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance at the beginning of the year	$5,327	$4,356	$2,426
Provisions	4,513	4,615	4,419
Payments	(3,425)	(3,475)	(2,210)
Favorable claim development for prior periods	(360)	(169)	(279)

Balance at the end of the year	$6,055	$5,327	$4,356

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under that transition method, employee stock-based compensation cost recognized in 2007 and 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Stock-based employee compensation cost (benefit) is recognized as a component of selling, general and administrative expense in the Statement of Operations. For the years ended December 31, 2007, 2006 and 2005, stock-based employee compensation expense was $2.8 million, $3.1 million and $0.3 million, respectively.

Prior to January 1, 2006 we accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123. For 2005, compensation expense recognized for employee stock options subject to variable accounting is based on the intrinsic value (the difference between the exercise price and quoted market price) of the options at the end of the reporting period. Changes in the intrinsic value are recognized until such options are exercised, expire or are forfeited. Upon the adoption of SFAS 123(R) we ceased to account for stock-based employee expense using the variable accounting method.

The adoption of SFAS 123(R) had no impact on our provision for income taxes because of: (i) the valuation allowance for our U.S. deferred tax assets due to our lack of operating history relative to our U.S. operations and (ii) the non-deductibility of options issued to our Canadian employees. Prior to the adoption of SFAS 123(R), we presented all tax benefits, if any, of tax deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. As a result of adopting SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options (excess tax benefits) are classified as financing cash flows.

We account for the issuance of options or warrants for services from non-employee consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, by estimating the fair value of options or warrants issued using the Black-Scholes pricing model. Variables used in the calculation of fair value include the option or warrant exercise price, the market price of our shares on the grant date, the risk-free interest

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate, the life of the option or warrant, expected volatility of our stock and expected dividends. As at December 31, 2007, all options granted to non — employee consultants were fully vested.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements. In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. We provide for current taxes on the distributed earnings of our Canadian subsidiaries.

Net Income (Loss) Per Share Information

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year, including 6,307,862 exchangeable shares of Waste Services (CA) (exchangeable for 2,102,620 shares of our common stock) not owned by us as of December 31, 2007. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the year, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Due to the net losses for the years ended December 31, 2007, 2006 and 2005, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Uncertainty in Income Taxes

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to tax audits in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

•	Federal — We are potentially subject to U.S. federal tax examinations by tax authorities for the tax years ended December 31, 2004 to 2006.

•	State — We are potentially subject to state tax examinations by tax authorities for the tax years ended December 31, 2004 to 2006.

•	Canada — We are no longer potentially subject to foreign tax examinations by tax authorities for years before January 1, 2000.

•	Provincial — We are no longer potentially subject to foreign tax examinations by tax authorities for years before January 1, 2000.

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and December 31, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. Previously any changes in valuation allowances, as a

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal costs”, will be expensed as incurred. Capitalized transaction costs approximated $0.3 million, $0.8 million and nil for each of the three years ended December 31, 2007, 2006 and 2005, respectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

3.	Discontinued Operations

Subsequent Events

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market, to an independent third party. The proceeds from the sale approximated $56.8 million of cash, including working capital, and we expect to record a gain on this transaction in the first quarter of 2008. The tangible carrying value of the Jacksonville operations is approximately $14.3 million; and the allocable goodwill and net intangible assets is estimated to be $28.1 million. However, should the construction and demolition landfill site not obtain certain permits relating to an expansion by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Contemporaneously with the closing of the sale transaction we entered into an operating lease whereby the buyer will lease from us certain land and buildings used in the operations for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee will have the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make an optional prepayment of the term notes under the Credit Facility. Accordingly, we will expense approximately $0.5 million of unamortized debt issue costs relating to this retirement.

Discontinued Operations

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million including net working capital between the two operations and transaction costs. In June 2007, we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. Additionally, as part of the transaction with WCA, we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the note at the time of closing was approximately $8.1 million. Accordingly, we have presented the net assets and operations of our Arizona and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was $10.3 million, $32.7 million and $29.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Pre-tax net loss from discontinued operations was $1.1 million, $1.8 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, we recognized a gain on disposal of $0.8 million for the Arizona operations and a loss on disposal of $12.4 million for the Texas operations. Included in the calculation of the gain on disposal for the Arizona operations was approximately $21.0 million of goodwill. There was no goodwill allocable to our Texas operations. No income tax benefit or provision has been attributed to discontinued operations for any period presented.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair market value of proceeds for our Arizona operations was $52.4 million and was determined by estimating the fair value of the Allied Waste operations received. The fair market value of $18.4 million of proceeds attributed to the Texas operations was determined by estimating the fair value of the WCA Florida operations received plus cash received of $23.7 million less the net present value of the note issued of $8.1 million plus working capital. We have determined that if our Texas operations were held and used, we would not have recognized a long-lived asset impairment in prior periods.

The following table summarizes our proceeds and the resulting gain (loss) on sale:

	Arizona	Texas
	Operations	Operations	Total

Fair value of operations received	$52,351	$18,416	$70,767
Cash received, net of promissory note issued	—	15,638	15,638
Less:
Carrying value of operations sold	51,588	46,424	98,012

Gain (loss) on disposition of discontinued operations	$763	$(12,370)	$(11,607)

Subsequent to the disposal of our Arizona and Texas operations, we adjusted the gain (loss) on disposal for the settlement of working capital of approximately $(0.2) million for each transaction.

Net assets related to our discontinued operations as of December 31, 2006 are as follows:

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

4.	Business Combinations and Significant Asset Acquisitions

During 2005, we acquired minor “tuck-in” hauling assets in Canada for aggregate cash consideration of $0.5 million.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2006, we acquired a materials recovery facility and solid waste transfer station in Taft, Florida (“Taft Recycling”). The purchase price for the facility consisted of $11.3 million in cash and the issuance of 423,280 shares of our common stock valued at approximately $3.9 million. In addition, upon the issuance of the final operating permit on June 15, 2006, we paid $1.5 million in cash and delivered an additional 423,280 shares of our common stock valued at approximately $3.7 million, of which 256,614 shares were newly issued and 166,666 shares were transferred from treasury. The acquisition of Taft Recycling provides us with greater access to third party waste volumes that can be disposed of at our JED Landfill in Osceola County, Florida.

In May 2006, we acquired Liberty Waste, LLC (“Liberty Waste”) in Tampa, Florida. The purchase price for Liberty Waste consisted of $8.0 million in cash and the issuance of 385,039 shares of our common stock valued at approximately $3.6 million. We had previously paid a deposit of $6.0 million in cash and issued 315,457 shares of our common stock valued at approximately $2.9 million. Liberty Waste is a collection operation based in Tampa with two transfer stations, one located in Tampa and the other in Clearwater. The transfer stations are both permitted to accept construction and demolition and Class III waste volumes.

In June 2006, we acquired Sun Country Materials, LLC (“Sun Country Materials”) in Hillsborough County, Florida. The purchase price for Sun Country Materials consisted of $5.0 million in cash and the issuance of 1,337,792 shares of our common stock valued at approximately $12.4 million. Sun Country Materials owns a construction and demolition landfill located in Hillsborough County, Florida, which has recently been issued an expansion permit.

In December 2006, we acquired (i) a construction and demolition waste landfill in Charlotte County, Florida (the “SLD Landfill”), and (ii) Pro Disposal, Inc. (“Pro Disposal”), which operates a roll-off collection and transfer business. The aggregate purchase price for the SLD Landfill and Pro Disposal was $75.0 million in cash. The SLD Landfill, which has a permitted capacity of 15.8 million cubic yards, commenced operations in December 2006. Pro Disposal has collection operations in Lee County and Collier County, Florida with two transfer stations, one located in Fort Myers and the other in Naples. The transfer stations are both permitted to accept construction and demolition waste volumes. We are internalizing the Pro Disposal waste volumes into the SLD Landfill.

In March 2007, we completed transactions to acquire Allied Waste’s South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County.

In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. However, for the purpose of obtaining a state permit and an additional deposit of $1.0 million, we retain the right to extend the closing an additional six months to January 2009. To date we have advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

In June 2007, we completed transactions to acquire WCA’s hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill. The estimated fair value of the WCA assets approximated $18.4 million.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in asset and business acquisitions for the year ended December 31, 2007 are as follows:

	Allied		USA	All
	South Florida	WCA	Recycling	Others	Total

Purchase price:
Cash paid and transaction costs	$15,777	$10	$13,408	$1,351	$30,546
Fair value of operations received	52,351	18,416	—	—	70,767

Total purchase price	68,128	18,426	13,408	1,351	101,313

Allocated as follows:
Working capital assumed:
Cash and cash equivalents	1	210	84	—	295
Accounts receivable	7,417	868	—	—	8,285
Prepaid expenses and other current assets	254	—	—	—	254
Accrued expenses and other current liabilities	(4,090)	(112)	—	(48)	(4,250)

Net working capital	3,582	966	84	(48)	4,584
Property and equipment	20,076	3,082	5,394	648	29,200
Accrued closure, post-closure and other obligations assumed	—	(312)	—	—	(312)

Net book value of assets acquired and liabilities assumed	23,658	3,736	5,478	600	33,472

Excess purchase price to be allocated	$44,470	$14,690	$7,930	$751	$67,841

Allocated as follows:
Goodwill	$28,341	$12,702	$5,709	$386	$47,138
Other intangible assets	16,129	1,988	2,221	365	20,703

Total allocated	$44,470	$14,690	$7,930	$751	$67,841

For acquisitions completed in 2007, we continue to obtain further information regarding the allocation of purchase price among the assets acquired and the liabilities assumed. Changes to the initial purchase price allocation in 2007, for acquisitions completed in 2007, reduced goodwill by approximately $8.7 million. These changes primarily related to the valuation of property, equipment and other intangible assets acquired. Additionally, as of December 31, 2007 we have revised our original estimate for the future renewal terms of the Miami-Dade recycling agreement, as such, we have allocated an additional $19.6 million of intangible assets to goodwill.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in asset and business acquisitions for the years ended December 31, 2006 and 2005 are as follows:

	2006
		Liberty Waste	SLD
	Taft	and Sun Country	Landfill and	All
	Recycling	Materials	Pro Disposal	Others	Total	2005

Purchase price:
Cash	$13,300	$20,653	$75,674	$3,949	$113,576	$1,122
Common stock	7,645	18,936	—	—	26,581	—

Total purchase price	20,945	39,589	75,674	3,949	140,157	1,122
Allocated as follows:
Working capital assumed:
Cash and cash equivalents	125	488	187	—	800	—
Accounts receivable	952	2,126	1,650	—	4,728	—
Prepaid expenses and other current assets	10	591	70	—	671	25
Accounts payable	(462)	(2,724)	(1,889)	—	(5,075)	—
Accrued expenses and other current liabilities	(252)	(787)	—	(143)	(1,182)	(8)

Net working capital	373	(306)	18	(143)	(58)	17
Property and equipment	3,237	10,272	9,779	1,257	24,545	810
Landfill sites	—	23,290	49,834	—	73,124	—
Other assets	—	—	110	—	110	—
Debt	—	(396)	(422)	—	(818)	—
Accrued closure, post-closure and other obligations assumed	(73)	(3,796)	(1,459)	—	(5,328)	—

Net book value of assets acquired and liabilities assumed	3,537	29,064	57,860	1,114	91,575	827

Excess purchase price to be allocated	$17,408	$10,525	$17,814	$2,835	$48,582	$295

Allocated as follows:
Goodwill	$17,408	$6,043	$12,474	$2,242	$38,167	$172
Other intangible assets	—	4,482	5,340	593	10,415	123

Total allocated	$17,408	$10,525	$17,814	$2,835	$48,582	$295

For 2006, the above table includes:  (i) cash deposits and acquisition related costs of $6.9 million, which relate to the Liberty Waste and Sun Country Materials acquisitions that were paid or deposited prior to 2006 and were capitalized as part of the cost of these acquisitions during 2006 and (ii) a holdback of approximately $2.4 million relative to our acquisition of Pro Disposal.

During 2005, we acquired minor “tuck-in” hauling assets in Arizona for cash consideration of $0.6 million, which are included in the above table. During 2005, we also made the following payments related to previously completed acquisitions and other asset purchases: (i) $2.5 million as additional purchase price for working capital delivered, primarily related to the acquisition of operations in northern and central Florida from Allied Waste and (ii) $1.5 million, 95,238 shares of our common stock valued at approximately $1.1 million and an operating facility

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Pinellas with a book value of approximately $0.6 million, for the acquisition of land adjacent to the Sanford Recycling and Transfer Station.

The weighted-average amortization period for intangible assets acquired during 2007 and 2006 is as follows:

	2007		2006
		Weighted -		Weighted -
		Average		Average
	Amount	Amortization	Amount	Amortization
	Allocated	Period (Years)	Allocated	Period (Years)

Customer relationships and contracts	$16,852	12.5	$9,407	11.5
Non-competition agreements and other	3,851	5.2	1,008	5.0

Total other intangible assets acquired	$20,703	11.1	$10,415	10.8

We believe the primary value of an acquisition is the opportunities made available to vertically integrate the operations or increase market presence within a geographic market. We expect goodwill generated from the acquisitions described above to be deductible for income tax purposes.

Purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares issued in connection with an acquisition is based on the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued as of the date the contingency is resolved.

The following pro forma unaudited condensed consolidated statement of operations data shows the results of our continuing operations for the years ended December 31, 2007 and 2006 as if business combinations completed during these periods (for 2007: Allied South Florida, WCA and USA Recycling, and for 2006: Allied South Florida, WCA, USA Recycling, Taft Recycling, Liberty Waste, Sun Country Materials, SLD Landfill and Pro Disposal) had occurred at the beginning of the respective period (in thousands except per share amounts):

	2007	2006

Revenue	$509,936	$504,856

Net loss from continuing operations	$(9,142)	$(47,045)

Basic and diluted loss per share — continuing operations	$(0.20)	$(1.29)

Basic and diluted pro forma weighted average number of common shares outstanding	46,007	36,500

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma unaudited condensed consolidated statement of operations data shows the results of our continuing operations for the years ended December 31, 2006 and 2005 as if business combinations completed during these periods (for both 2006 and 2005: Taft Recycling, Liberty Waste, Sun Country Materials, SLD Landfill and Pro Disposal) had occurred at the beginning of the respective period (in thousands except per share amounts):

	2006	2005

Revenue	$427,116	$403,291

Net loss from continuing operations	$(48,690)	$(53,025)

Basic and diluted loss per share — continuing operations	$(1.33)	$(1.48)

Basic and diluted pro forma weighted average number of common shares outstanding	36,500	35,765

The pro forma unaudited condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods, or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2007 and 2006:

	2007	2006

Prepaid expenses	$5,886	$2,969
Parts and supplies	2,285	1,710
Royalty receivable	1,321	—
Other current assets	2,013	1,545

	$11,505	$6,224

6.	Property and Equipment

Property and equipment consist of the following as of December 31, 2007 and 2006:

	2007	2006

Land and buildings	$67,119	$31,470
Vehicles	151,257	116,436
Containers, compactors and landfill and recycling equipment	98,041	74,597
Furniture, fixtures, other office equipment and leasehold improvements	12,502	10,272

Total property and equipment	328,919	232,775
Less: Accumulated depreciation	(129,102)	(92,102)

Property and equipment, net	$199,817	$140,673

Included in property and equipment are vehicles and equipment under capital leases with an aggregate cost of $1.4 million and $0.4 million and related accumulated depreciation of $0.2 million and less than $0.1 million as of December 31, 2007 and 2006, respectively. Depreciation expense for continuing operations for property and equipment was $29.2 million, $22.7 million and $20.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

Landfill sites consist of the following as of December 31, 2007 and 2006:

	2007	2006

Landfill sites	$265,823	$240,938
Less: Accumulated depletion	(67,762)	(45,057)

Landfill sites, net	$198,061	$195,881

Changes in landfill sites for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Balance at the beginning of the year	$195,881	$116,781	$119,441
Landfill site construction costs	15,092	13,556	7,732
Landfill site expansion costs	—	3,162	—
Acquisitions	—	73,124	—
Purchase price allocation adjustments for prior acquisitions	505	—	99
Additional asset retirement obligations	3,060	2,138	1,683
Depletion	(17,908)	(12,837)	(12,469)
Reclassification to conservatory	(1,028)	—	—
Effect of foreign exchange rate fluctuations	2,459	(43)	295

Balance at the end of the year	$198,061	$195,881	$116,781

Deferred Income Taxes, Accrued Closure, Post-Closure and Other Obligations

Deferred income taxes, accrued closure, post-closure and other obligations consist of the following as of December 31, 2007 and 2006:

	2007	2006

Accrued closure and post-closure obligations	$16,873	$9,667
Deferred income tax liability	29,644	22,322
Accrued severance	2,181	—
Capital lease obligations	867	186
Other obligations	1,144	450

	$50,709	$32,625

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in accrued closure and post-closure obligations for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Current portion at the beginning of year	$6,258	$—	$—
Long-term portion at the beginning of year	9,667	8,971	6,366

Balance at the beginning of period	15,925	8,971	6,366
Additional asset retirement obligations	3,060	2,138	1,683
Accretion	734	797	707
Acquisitions	—	4,199	—
Payments	(1,298)	(147)	—
Purchase price allocation adjustments for prior acquisitions	1,301	—	—
Effect of foreign exchange rate fluctuations	1,304	(33)	215

Balance at the end of year	21,026	15,925	8,971
Less: Current portion	(4,153)	(6,258)	—

Long-term portion	$16,873	$9,667	$8,971

The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for our permitted landfill sites as of December 31, 2007 are as follows:

2008	$4,153
2009	2,515
2010	2,817
2011	795
2012	7,560
Thereafter	136,221

$154,061

The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of December 31, 2007 and 2006:

	2007	2006

Other intangible assets subject to amortization:
Customer relationships and contracts	$55,426	$43,964
Non-competition agreements and other	6,011	3,694

	61,437	47,658
Less: Accumulated amortization:
Customer relationships and contracts	(25,081)	(17,080)
Non-competition agreements and other	(1,396)	(2,435)

Other intangible assets subject to amortization, net	34,960	28,143
Goodwill	388,503	321,892

Goodwill and other intangible assets, net	$423,463	$350,035

Changes in goodwill by reportable segment for the years ended December 31, 2007 and 2006 are as follows:

	2007
	Florida	Canada	Total

Balance at the beginning of the year	$235,044	$86,848	$321,892
Acquisitions	46,752	386	47,138
Purchase price allocation adjustments for prior acquisitions	4,104	61	4,165
Effect of foreign exchange rate fluctuations	—	15,308	15,308

Balance at the end of the year	$285,900	$102,603	$388,503

	2006
	Florida	Canada	Total

Balance at the beginning of the year	$199,377	$84,869	$284,246
Acquisitions	35,925	2,242	38,167
Purchase price allocation adjustments for prior acquisitions	(258)	—	(258)
Effect of foreign exchange rate fluctuations	—	(263)	(263)

Balance at the end of the year	$235,044	$86,848	$321,892

During 2007 and 2006, we adjusted purchase price allocations for adjustments in the final working capital delivered as well as our estimates of fair value for certain long-lived assets and closure and post closure obligations assumed related to acquisitions completed in prior years. These adjustments are reflected as purchase price allocation adjustments for prior acquisitions.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets was $10.9 million, $5.7 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated future amortization of other intangible assets based on balances existing at December 31, 2007 is as follows:

2008	$7,241
2009	5,798
2010	4,684
2011	3,940
2012	2,837
Thereafter	10,460

$34,960

9.	Other Assets

Other assets consist of the following as of December 31, 2007 and 2006:

	2007	2006

Debt issue costs, net of accumulated amortization of $5,787 and $3,853 as of December 31, 2007 and 2006, respectively	$7,822	$9,060
Acquisition deposits and deferred acquisition costs	9,407	1,048
Other assets	512	559

	$17,741	$10,667

Included in acquisition deposits and deferred acquisition costs as of December 31, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida.

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006

Deferred revenue	$12,378	$8,658
Accrued compensation, benefits and subcontractor costs	13,141	9,670
Accrued federal and provincial current taxes payable	8,158	1,379
Accrued waste disposal costs	6,555	6,405
Accrued insurance	6,055	5,327
Accrued interest	4,588	3,557
Accrued closure and post-closure obligations	4,153	6,258
Accrued royalties and franchise fees	3,239	1,660
Accrued capital expenditures	2,233	1,683
Accrued acquisition costs	1,200	3,651
Accrued professional fees	970	2,829
Current portion of capital lease obligations	232	79
Other accrued expenses and current liabilities	3,201	2,410

	$66,103	$53,566

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Debt consists of the following as of December 31, 2007 and 2006:

	2007	2006

Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 7.4% and 10.0% (adjusted to 8.1% in January 2007) as of December 31, 2007 and 2006, respectively, due $693 per quarter from September 2008 through March 2010, $67,264 per quarter thereafter, due March 2011	273,910	245,260
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $2,126 and $0 at December 31, 2007 and 2006, respectively)	7,932	2,041
Other subordinated notes payable, interest at 6.7%, due through 2017	2,598	2,787

	444,440	410,088
Less: Current portion	(2,631)	(3,975)

Long-term portion	$441,809	$406,113

The aggregate annual principal repayments required in respect of debt as of December 31, 2007 are as follows:

2008	$2,631
2009	4,112
2010	203,907
2011	68,695
2012	1,544
Thereafter	163,551

$444,440

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Credit Facilities. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $273.9 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of December 31, 2007, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.

As of June 30, 2004, we failed to meet certain of the financial covenants contained in the Credit Facilities. On October 4, 2004, we entered into an amendment to the credit agreement with the administrative agent for the lenders. The amendment included changes to certain of the financial and other covenants contained in the credit

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities and increased the interest rates payable on amounts outstanding by 125 basis points to 450 basis points over Euro dollar loans. Until we met certain target leverage ratios, as defined, availability under the amended revolving credit facility was reduced to $50.0 million, up to $12.5 million of which was available for our Canadian operations. In connection with the amendment, we paid a fee of approximately $0.4 million to our lenders. The amendment also required us to receive an equity investment of at least $7.5 million prior to March 28, 2005. On March 28, 2005 we issued 880,281 shares of common stock and warrants to purchase 88,028 shares of our common stock for net proceeds of approximately $6.8 million in satisfaction of this covenant.

On October 26, 2005, we entered into an amendment to the Credit Facilities with the administrative agent for the lenders. The amendment, among other items, decreased the interest rate on our term loan by 125 basis points to 325 basis points over Eurodollar loans. In addition, the amendment restored access under the revolving credit facility to $60.0 million, up to $15.0 million of which was available to our Canadian operations.

On December 28, 2005, we entered into another amendment to the Credit Facilities, which provided for the incurrence of up to $50.0 million of additional term loans under a new term loan tranche, as provided for under the terms of our Credit Facilities. We drew $48.0 million of this facility to refinance amounts then outstanding under our existing revolving credit facility and to finance certain acquisitions.

On December 28, 2006, we entered into the Second Amended and Restated Credit Agreement, replacing the previous credit agreement, with Lehman Brothers, Inc. as Arranger, and the other lenders named in the Second Amended and Restated Credit Agreement. The amended and restated agreement increased the amount of term loans outstanding by $100.0 million to $245.3 million in total, reduced the current interest rate on the term loans by 25 basis points from the previously effective rate to LIBOR plus 2.75% and provided for certain other modifications.

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

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of December 31, 2007, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods.

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of December 31, 2007 approximates $7.6 million, and will accrete at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic subsidiaries. The Canadian operations are not guarantors under the Senior Subordinated Notes.

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

In December 2006, we exchanged and/or redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference on the date of redemption approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Statement of Operations and Comprehensive Income (Loss).

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

Leases

The following is a schedule of future minimum capital and operating lease payments as of December 31, 2007:

	Capital	Operating
	Leases	Leases

2008	$290	$4,794
2009	351	3,328
2010	572	2,690
2011	—	2,516
2012	—	2,300
Thereafter	—	6,475

	1,213	$22,103

Less: Amount representing interest	(114)

	1,099
Less: Current portion of capital lease obligations	(232)

Long-term capital lease obligations	$867

We have entered into operating lease agreements, primarily consisting of leases for our various facilities. Total rent expense under operating leases charged to operations was approximately $5.3 million, $3.3 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. We lease certain heavy equipment and hauling vehicles under capital lease agreements. The assets related to these leases have been capitalized and are included in property and equipment.

In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax deprecation deductions. Leases under the facility will be treated as a capital lease and considered as secured debt for purposes of our Credit Facilities. As of February 26, 2008 the facility remains undrawn.

Surety Bonds and Letters of Credit

Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $87.4 million and $74.6 million as of December 31, 2007 and 2006, respectively. The majority of these obligations expire each year and will need to be renewed.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concurrent with the Disposal Agreement, we entered into a three-year agreement with Canadian Waste Services, Inc. to allow us to deliver up to 75,000 tons in year one and up to 100,000 tons in years two and three of non-hazardous solid waste to their landfill in Michigan at negotiated fixed rates per ton, which has since expired.

Collective Bargaining Agreements

As of December 31, 2007, approximately 48% of our employees in Canada were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

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

In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleges that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We are seeking in excess of $25.0 million in damages against Waste Management. If we are successful in our suit under antitrust laws, Waste Management would be liable for treble damages, or in excess of $75.0 million. On February 9, 2007, the Court granted summary judgment dismissing all of our claims. Our appeal of the dismissal was heard on November 27, 2007 by the United States Court of Appeals for the 11th Circuit. The court’s decision on the appeal is currently pending.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2004, we completed the acquisition of the issued and outstanding shares of Florida Recycling Services, Inc. (“Florida Recycling”). Shortly after the acquisition, the performance of the operations of Florida Recycling was below our expectations and we engaged an independent third party to conduct a review of Florida Recycling’s business. On September 24, 2004, we reached an agreement with the selling shareholders of Florida Recycling to adjust the purchase price paid for the shares of Florida Recycling whereby, in October 2004, the selling shareholders paid us $7.5 million in cash and returned 166,666 shares of our common stock. In the third quarter of 2005 and as part of the September 2004 settlement, we received title to the Sanford Recycling and Transfer Station in Sanford, Florida. The facility is valued at the cost incurred to acquire the property and construct the facility to its percentage of completion at such date. The gain recognized on the settlement approximated $4.1 million for 2005.

Registration Rights Agreements

In March 2005, pursuant to a bank amendment entered into in October 2004, we received an equity investment of $7.5 million ($6.8 million net). As consideration we issued 880,281 shares of our common stock and warrants to purchase 88,028 of our common stock at $8.52 per share. We also entered into a registration rights agreement that required us to use our best commercial efforts to obtain and maintain an effective registration statement. The registration rights agreement does not provide for penalties or monetary consideration for our failure to obtain, or maintain, an effective registration statement.

During 2006, we issued 2,038,288 shares of our common stock in connection with our acquisitions of Liberty Waste and Sun Country Materials, which are subject to a registration rights agreement that provides for the shares to be registered six months after request for registration. The request for registration was received on June 30, 2006. A registration statement in accordance with the registration rights agreement was declared effective on February 5, 2007, and subsequently only partial damages were paid to the holders.

In November 2006, we entered into a subscription agreement with Westbury (Bermuda) Limited (“Westbury”) and Prides Capital, LLC (“Prides”) pursuant to which we issued an aggregate of 7,000,001 shares of our common stock to Westbury and Prides through a private placement for a purchase price of $66.5 million. We also entered into an exchange and redemption agreement with Kelso pursuant to which we issued 2,894,737 shares of our common stock to Kelso through a private placement in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. In connection with this private placement, we entered into a registration rights agreement with these purchasers whereby within 15 days of the closing date of the private placement (December 15, 2006) we agreed to have a registration statement filed with the SEC to register the common shares for resale under the Securities Act. After the filing of the registration statement, we had 90 days to have the registration agreement declared effective by the SEC. Should we be unable to keep the registration statement effective, we may be subject to penalties of 1.0% of the proceeds per 30 day period, not to exceed 12.0% in the aggregate. On December 21, 2006 we filed a Form S-3 seeking to register these shares and on February 5, 2007 the registration statement was declared effective.

Other Commitments

In December 2003, we issued 200,000 common shares as part of the purchase price of an acquisition. In connection with this acquisition, we entered into a reimbursement agreement whereby for a period of one year after the second anniversary of the closing date, we would reimburse the seller for the loss on sale of shares below $14.25 per share. During the first quarter of 2006, we received a claim for reimbursement and full settlement under the agreement of $0.9 million, which was charged to additional paid-in capital.

From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. These agreements are usually based on the amount of waste deposited at our landfill sites, or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective August 23, 2007, we entered into a separation agreement with Mr. Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million during 2007.

14.	Capital Stock

Migration Transaction

Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.

The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 87,657,035 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 9,229,676 common shares of Waste Services (CA) held by non-U.S. residents who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA), which are exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

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

On March 4, 2005, we exercised our put rights under our standby purchase agreement with Michael DeGroote, thereby requiring Mr. DeGroote to purchase 880,281 shares of our common stock and warrants to purchase 88,028 shares of our common stock for $7.5 million on or before March 28, 2005. This equity infusion was required as a condition to our amended Credit Facility.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Based Compensation Plans

We have a 1997 Stock Option Plan, a 1999 Stock Option Plan and a 2007 Equity and Performance Incentive Plan (the “2007 Plan”), which was approved by the shareholders on November 2, 2007 and supersedes the 1997 and 1999 Stock Option Plans. All options issued under the 1999 Stock Option Plan prior to the adoption of the 2007 Plan remain outstanding but no new options will be granted under the 1999 Stock Option Plan. No options remained outstanding under the 1997 Stock Option Plan as of December 31, 2005. All options granted under the 1997 and 1999 Stock Option Plans were granted at or above market price, at the time of grant.

Under the 2007 Plan, the maximum number of shares that will be available for award will not exceed 4,500,000 shares of our common stock. The 2007 Plan permits our board of directors to make the following types of awards, or any combination of such awards:

•	Option Rights (either non-qualified or incentive stock options)

•	Stock Appreciation Rights

•	Restricted Stock

•	Restricted Stock Units

•	Performance Compensation Awards

•	Stock Bonuses

No single participant may be granted awards of Option Rights and Stock Appreciation Rights with respect to more than 450,000 shares of our common stock in any one year. No more than 450,000 shares of our common stock may be earned under the 2007 Plan by any single participant in performance compensation awards granted for any one calendar year during any one performance period. To the extent that a performance compensation award is paid other than in stock, the amount of such performance award cannot exceed the fair market value of 450,000 shares of our common stock. If any award is forfeited or if any Option Rights terminate, expire or lapse without being exercised, such shares will be available for future grants, as will shares used to pay the exercise price of an option or that are withheld to satisfy a participant’s withholding tax obligation on the exercise of an award under the 2007 Plan.

The maximum term of any Option Rights granted under the 2007 Plan will be ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder). The exercise price for all Option Rights may not be less than the fair market value, defined as the closing sale price per share on NASDAQ of our common stock on the date of grant. Unless otherwise specified by the Compensation Committee at the time of grant, Option Rights issued under the 2007 Plan will vest 1/3 on the first anniversary of the grant date and 1/3 on each of the two successive anniversary dates.

Under the 2007 Plan, Stock Appreciation Rights (“SAR”) may be granted in tandem with Option Rights or may be awarded independent of the grant of Option Rights. Where a SAR is granted in tandem with Option Rights, the SAR will be subject to terms similar to the terms of the corresponding Option Rights. The term of a SAR granted independent of any Option Rights will be fixed by the Compensation Committee at the time of the grant, together with the other terms and conditions of its exercise, subject to a maximum term of 10 years. Unless otherwise specified by the Compensation Committee at the time of grant, SARs will vest 1/3 on the first anniversary of the grant date and 1/3 on each of the two successive anniversary dates.

Restricted Stock may be awarded under the 2007 Plan on such terms and conditions as the Compensation Committee may determine at the time of the award. Unless otherwise specified by the Compensation Committee at the time of the award, Restricted Stock will vest as to 1/3 on the first anniversary of the award and 1/3 on each of the next two successive anniversary dates. Similarly, the Compensation Committee may make awards of Restricted Stock Units subject to such terms and conditions as the Compensation Committee may determine.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 Plan also authorizes the Compensation Committee to grant awards of our common stock or other awards denominated in common stock alone or in tandem with other awards, under such terms and conditions as the Compensation Committee may determine.

The Compensation Committee may grant any award under the 2007 Plan in the form of a performance compensation award by making the vesting of the award conditional on the satisfaction of certain pre-established performance objectives, including those detailed in the 2007 Plan.

In the first quarter of 2008, we granted to our employees and directors 742,500 restricted stock units which may vest at three equal tranches over each of the next three years and are contingent on the achievement of specific performance criteria. The fair value of the restricted stock units will be expensed based on the probability of achievement of specific performance criteria. The restricted stock units will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and dilutive earnings per share if, at the end of any given reporting period, all contingencies surrounding the issuance of the shares are met. Additionally, in the first quarter of 2008, we granted to our employees 230,000 options to purchase common shares. The options have a strike price of $9.50 per share and also vest one-third over each of the next three years. The options will be included in the calculation of dilutive earnings per share using the treasury stock method.

Options granted under the 1999 Stock Option Plan to non-employee directors vested one year from the date of grant. Options granted to employees vested after the second anniversary of the grant date. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable.

Certain of our options are priced in Canadian dollars and certain options are priced in U.S. dollars. Stock option activity for 2007 for employee options covered by one of our stock option plans described above is as follows:

	Number of	Weighted Average Exercise Price
	Shares Issuable	US$ Options	C$ Options (C $)

Common shares issuable under option grants —
Beginning of the year	3,115,500	$13.35	$20.55
Granted	822,000	9.87	—
Exercised	(71,666)	9.46	—
Forfeited	(206,067)	12.97	20.61
Expired	(101,489)	10.74	17.81

End of the year	3,558,278	12.38	20.81

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2005 was less than $0.1 million and $0.1 million, respectively. No options were exercised in 2006. Options to acquire 71,666 shares of our common stock were exercised during 2007. The weighted-average grant-date fair value of options granted was $5.94, $6.36 and $10.80 for the years ended December 31, 2007, 2006 and 2005, respectively. The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2007	2006	2005

Annual dividend yield	—	—	—
Weighted average expected life (years)	3.0	3.0	2.8
Risk-free interest rate	4.50%	4.83%	2.57% - 4.62%
Expected volatility	92%	38%	39%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for a term commensurate with the expected life of the options issued. We believe this method produces an estimate that is representative of our expectations of the volatility over the expected life of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially from historical volatility. The weighted-average expected life is based on share option exercises, pre and post vesting terminations and share option term expirations. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

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

As of December 31, 2007, $2.4 million of total unrecognized compensation cost related to unvested employee stock options is expected to be recognized over a weighted average period of approximately 1.2 years. Additional information relative to our employee options outstanding at December 31, 2007 is summarized as follows:

		Shares Issuable
	Shares Issuable	for Options	Shares Issuable
	for Options	Vested or	for Options
	Outstanding	Expected to Vest	Exercisable

U.S. dollar denominated options	2,596,304	2,481,271	1,750,472
Canadian dollar denominated options	961,974	961,974	961,974

Total number of options	3,558,278	3,443,245	2,712,446

Aggregate intrinsic value of options	$—	$—	$—
Weighted average remaining contractual term (years)	1.8	1.8	1.1
Weighted average exercise price — U.S. dollar denominated options	$12.38	$12.50	$13.60
Weighted average exercise price — Canadian dollar denominated options	$20.81	$20.81	$20.81

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. As of December 31, 2007, we have not provided for forfeitures relative to our unvested stock options outstanding under our stock option plans due to the relatively short vesting period remaining on these options and the de minimus nature of potential future forfeitures for these options.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted to employees under our stock option plans during the year ended December 31, 2005:

Net loss as reported	$(50,290)
Add: Employee compensation expense (benefit) for equity awards included in the determination of net loss as reported	344
Less: Stock based employee compensation expense for equity awards determined by the fair value based method prescribed under SFAS 123	(9,994)

Pro forma net loss	$(59,940)

Basic and diluted loss per share:
As reported	$(1.53)

Pro forma	$(1.82)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period. No pro forma disclosure has been presented for 2006 or 2007 as share-based payments to employees have been accounted for under SFAS 123(R)’s fair-value method for these periods. Additional stock based expense for 2005 relates to non-employee consultants, and approximated $0.7 million.

Warrants

We have outstanding warrants to purchase shares of our common stock. Activity for 2007 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term	Value

Outstanding at the beginning of the year	5,044,406	$9.36	2.7	$3,796
Exercised during the year	(113,111)	9.01

Outstanding at the end of the year	4,931,295	9.09	1.7	161

As of December 31, 2007, all warrants outstanding are exercisable. During 2007, approximately 0.1 million of the exercises in the above table were made on a cashless basis, which resulted in the issuance of approximately 29,000 shares of common stock.

15.	Income Taxes

The income tax provision for the years ended December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	—	—
Canada	9,119	1,816	555

Current income tax provision	9,119	1,816	555

Deferred:
Federal and state deferred	5,257	6,436	5,452
Canadian deferred	61	4,568	6,129

Deferred income tax provision	5,318	11,004	11,581

Income tax provision	$14,437	$12,820	$12,136

Due to the lack of operating history relative to of our U.S. operations, we have provided a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. Since our domestic net operating loss carry-forwards are not available to offset Canadian taxable income, our effective tax rate is higher than our statutory tax rate that otherwise might be expected. Also, as a result of the lack of taxable income relative to our U.S. operations and providing for a valuation allowance for our net operating loss carry-forwards generated in the U.S., we additionally provide for deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. From 2005 to 2007, the balance of our tax deductible goodwill increased, which increased our provision for deferred tax liabilities for goodwill resulting in an overall higher domestic effective tax rate. For

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2007, 2006 and 2005 the portion of our domestic deferred provision related to goodwill approximated $7.0 million, $6.4 million and $5.5 million, respectively. Should we generate taxable income domestically, we expect to use our deferred tax liabilities generated from goodwill to offset other deferred tax assets and not provide for them separately. Our domestic effective tax rate in 2007 was impacted by the sale of our Arizona operations in the first quarter of 2007, which generated a reversal of excess deferred tax liabilities of approximately $1.8 million.

We recognize a provision for foreign taxes on our Canadian income, including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our effective tax rate in Canada is effected by the level of stock-based compensation incurred. Due to changes in enacted federal rates in Canada, we reduced the rates at which we provide for deferred taxes, which resulted in the recognition of a deferred benefit of approximately $0.9 million during 2007. For 2007, we paid C$4.2 million in cash relative to our actual 2006 and estimated 2007 tax liabilities in Canada. We have not paid any domestic cash income taxes during the periods presented.

Our pre-tax income (loss) from continuing and discontinued operations, to which there was no income tax provision or benefit attributed, for the years ended December 31, 2007, 2006 and 2005, respectively consisted of the following:

	2007	2006	2005

United States	$(37,114)	$(50,522)	$(52,930)
Canada	28,437	14,811	14,776

	$(8,677)	$(35,711)	$(38,154)

The reconciliation of the difference between income taxes at the statutory U.S. federal and Canadian federal and provincial income tax rates and the income tax provision for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Provision at statutory rate	$(2,950)	$(12,142)	$(12,973)
Foreign rate differential	284	239	239
Changes in Foreign tax rate	(922)	—	—
State, net of federal benefit	125	(1,787)	(1,912)
Non-deductible stock based compensation	248	140	377
Non-deductible interest expense and preferred stock dividends	571	7,919	7,490
Non-deductible foreign exchange (gains) and loss	(29)	538	146
Other permanent differences	426	(27)	181
Distributed earnings in foreign subsidiary	6,645	3,033	2,430
Valuation allowance	10,039	14,907	15,922
Large corporations tax	—	—	236

Income tax provision	$14,437	$12,820	$12,136

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006

Deferred income tax assets:
Tax loss carry forward — U.S.	$51,969	$43,675
Foreign tax credit carry forward — U.S.	2,682	1,155
Tax basis in intangible assets in excess of book basis — U.S.	5,777	3,820
Stock-based compensation — U.S.	1,899	1,080
Accruals not currently deductible — U.S.	4,317	4,627
Tax loss carryforwards and capital loss carry-forwards — Canada	8,098	5,984
Tax basis in assets in excess of book basis — Canada	1,233	2,281
Accruals not currently deductible — Canada	2,853	2,478
Less: Valuation allowance — U.S. and Canada	(68,764)	(55,080)

Net deferred tax assets	10,064	10,020
Deferred income tax liabilities:
Book basis in property and equipment in excess of tax basis — U.S.	(6,290)	(5,261)
Book basis in goodwill in excess of tax basis — U.S.	(21,128)	(15,872)
Book basis in property and equipment and goodwill in excess of tax basis — Canada	(12,290)	(11,209)

Net deferred income tax liability	$(29,644)	$(22,322)

Due to the lack of operating history relative to our U.S. operations, we have provided a valuation allowance for our U.S. net operating loss carry forwards and deferred tax assets, net of certain deferred tax liabilities. We have provided for current taxes on the distributed earnings of our Canadian subsidiaries. As of December 31, 2007, we have approximately $131.6 million of gross U.S. net operating loss carry-forwards that expire from 2023 to 2027. As of December 31, 2007, we have foreign tax credit carry-forwards of approximately $2.7 million that expire during 2016 and 2017. As of December 31, 2007 we have a C$1.7 million non-capital loss carry-forward at Capital Environmental Holdings Company (“Holdings”), a Nova Scotia ULC, that expires in 2027. We have a C$27.0 million capital loss carry-forward at Waste Services (CA) Inc. (“WSI (CA)”) that has no expiration. Due to the fact that Holdings has no Canadian operations and we do not expect to generate capital gains at WSI (CA), we have provided a full valuation allowance against these losses.

For tax purposes, generally goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the deferred tax valuation allowance for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance at the beginning of the year	$55,080	$37,692	$22,312
Additions to valuation allowance	10,039	14,907	15,922
Increase due to acquisitions	229	1,327	—
Increase due to foreign tax credit carry-forwards	1,527	1,155	—
Increase due to foreign tax loss carry-forwards and capital-loss carry forwards	2,114	969	1,078
Adjustments to valuation allowance	(225)	(970)	(1,620)

Balance at the end of the year	$68,764	$55,080	$37,692

16.	Net Loss Per Share Information

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net loss per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Numerator:
Net loss	$(23,114)	$(48,531)	$(50,290)

Denominator:
Basic and diluted weighted average number of common shares outstanding	46,007	35,354	32,880

Antidilutive securities not included in the diluted earnings per share calculation:
Common shares issuable under option grants	17	1	14
Common shares issuable under warrants outstanding	496	245	719

	513	246	733

17.	Retirement Plan

We sponsor a defined contribution Deferred Profit Sharing Plan (“DPSP”) for our Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to a Registered Retirement Savings Plan, subject to certain governmental limits and restrictions. We match 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after the employee has two years of participation in the DPSP. The matched contributions totaled approximately $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2004, we established a 401(k) Plan for employees located in the United States. The domestic plan provides for employees to contribute up to 50% of their eligible compensation, subject to certain IRS limits. Since the inception of the 401(k) Plan, we have provided a discretionary match of 50% of the employee contributions, on the first 6% of the employee’s contribution. Participant contributions vest immediately and employer contributions vest after two years of employment. Effective October 2007, new employees are automatically enrolled in the 401(k) Plan, with a 2% minimum contribution after six months of service. The 401(k) Plan also provides for a loan provision, with limitation. We matched contributions totaling approximately $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. For segment reporting, we define “Corporate” as overhead expenses, not specifically attributable to our Florida or Canadian operations, incurred both domestically and in Canada. As previously discussed, we have divested of our Arizona and Texas operations, as such the results of our Arizona and Texas operations are presented as discontinued operations and are not included in the segment data presented.

We believe our Canadian operating segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) these segments are economically similar, (ii) the nature of the service, waste collection and disposal, is the same and transferable across locations; (iii) the type and class of customer is consistent among regions/districts; (iv) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (v) the regulatory environment is consistent within Canada.

We do not have significant (in volume or dollars) inter-segment operation-related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.” For information regarding our geographic areas refer to Note 22. Summarized financial information concerning our reportable segments as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007
	Florida	Canada	Corporate	Total

Revenue	$266,231	$222,063	$—	$488,294
Depreciation, depletion and amortization	38,340	18,332	1,372	58,044
Income (loss) from operations	35,222	38,759	(29,242)	44,739
Capital expenditures	32,744	26,822	1,383	60,949
Total assets	641,874	256,570	40,044	938,488

	2006
	Florida	Canada	Corporate	Total

Revenue	$203,381	$188,028	$—	$391,409
Depreciation, depletion and amortization	23,762	15,981	1,442	41,185
Income (loss) from operations	27,774	29,332	(40,401)	16,705
Capital expenditures	22,156	21,265	1,241	44,662
Total assets	542,648	203,754	17,414	763,816

	2005
	Florida	Canada	Corporate	Total

Revenue	$187,041	$166,331	$—	$353,372
Depreciation, depletion and amortization	20,044	18,045	1,580	39,669
Income (loss) from operations	11,652	23,622	(23,300)	11,974
Capital expenditures	16,581	9,670	1,719	27,970
Total assets	398,255	191,108	37,665	627,028

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Related Party Transactions

Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our Chairman and Chief Executive Officer, has been employed by us since 2003 as Executive Vice President and Chief Operating Officer, Western Canada and received C$0.6 million, C$0.6 million and C$0.5 million in employment compensation for the years ended December 31, 2007, 2006 and 2005, respectively. This compensation is consistent with compensation paid to other executives in similar positions.

During 2004 and 2005, David Sutherland-Yoest, our Chairman and Chief Executive Officer, conducted ongoing negotiations with Mr. Lucien Rémillard, one of our directors, with respect to our potential acquisition of the solid waste collection and disposal assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we reimbursed Mr. Rémillard’s company for expenses in the aggregate amount of approximately C$3.2 million for services provided by third parties to December 31, 2005 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. In April 2006, we ceased being actively engaged in negotiations with Mr. Rémillard. During the first quarter of 2006, we recognized an expense related to these previously deferred acquisition costs of approximately $5.6 million.

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

In November of 2002, we entered into a Put or Pay Disposal agreement with the RCI Companies which are controlled by Mr. Lucien Rémillard. Concurrently with the Put or Pay Disposal Agreement, we entered into a three year disposal agreement with Canadian Waste Services Inc. which provided us with access to Canadian Waste’s Michigan landfill at negotiated fixed rates per ton, which has since expired. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we provided for the draw as of December 31, 2005. In the first quarter of 2006 this draw was refunded.

These transactions are in the normal course of operations and are recorded at the exchange amount, which is the consideration agreed to between the respective parties.

20.	Supplementary Cash Flow Information

Supplemental non-cash financing activities and other cash flow information for the years ended December 31, 2007, 2006 and 2005 for our continuing operations are as follows:

	2007	2006	2005

Fair value of operations received for the disposition of our Arizona and Texas operations	$70,767	$—	$—
Common Shares issued relative to acquisitions	—	26,581	1,146
Amounts accrued for capital expenditures	2,233	1,683	896
Capital expenditures financed with capital leases and notes payable	1,009	1,202	—
Other cash flow information:
Cash paid for interest	$37,286	$30,062	$27,394
Cash paid for income taxes	3,909	853	683

During 2006, we exchanged and/or redeemed our Preferred Stock for approximately $103.1 million, of which approximately $75.6 million was paid in cash and $27.5 million was redeemed through an exchange of

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2,894,737 shares of our common stock. Of the total $103.1 million Preferred Stock redeemed, approximately $48.1 million relates to accrued dividends.

21.	Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for 2007 and 2006 (in thousands of U.S. dollars, except per share amounts) (See also Note 4 — Business Combinations and Significant Asset Acquisitions):

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$101,314	$126,239	$130,605	$130,136
Income from operations	7,914	13,111	9,891	13,823
Net income (loss) from continuing operations	(3,568)	(2,126)	(4,826)	143
Net loss from discontinued operations	(1,043)	(87)	—	—
Gain (loss) on sale of discontinued operations, net of tax of $0	938	(12,192)	(198)	(155)
Net loss	(3,673)	(14,405)	(5,024)	(12)
Basic and diluted loss per share:
Income (loss) per share — continuing operations	$(0.08)	$(0.05)	$(0.11)	$—
Loss per share — discontinued operations	—	(0.27)	—	—

Loss per share — basic and diluted	$(0.08)	$(0.32)	$(0.11)	$—

Shares used in computing per share amounts:
Basic	45,972	45,973	46,007	46,075
Diluted	45,972	45,973	46,007	46,163

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$87,484	$100,480	$103,739	$99,706
Income (loss) from operations	(4,172)	4,925	8,164	7,788
Net loss from continuing operations	(17,896)	(11,109)	(8,133)	(9,611)
Net income (loss) from discontinued operations	(872)	35	(460)	(485)
Net loss	(18,768)	(11,074)	(8,593)	(10,096)
Basic and diluted loss per share:
Loss per share — continuing operations	$(0.53)	$(0.33)	$(0.23)	$(0.25)
Loss per share — discontinued operations	(0.03)	—	(0.01)	(0.02)

Loss per share — basic and diluted	$(0.56)	$(0.33)	$(0.24)	$(0.27)

Shares used in computing per share amounts, basic and diluted	33,377	34,130	36,066	37,788

22.	Condensed Consolidating Financial Statements

Waste Services is the primary obligor under the Senior Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic subsidiaries, which are wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes,

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Consolidating Balance Sheets as of December 31, 2007 and 2006 and the related Consolidating Statements of Operations and Consolidating Statements of Cash Flows for each of the three years ended December 31, 2007 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the non-guarantor Canadian subsidiaries (“Non-guarantors”).

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,080	$239	$11,387	$—	$20,706
Accounts receivable, net	—	30,902	36,293	—	67,195
Prepaid expenses and other current assets	37	2,616	8,852	—	11,505

Total current assets	9,117	33,757	56,532	—	99,406
Property and equipment, net	235	106,760	92,822	—	199,817
Landfill sites, net	—	181,413	16,648	—	198,061
Goodwill and other intangible assets, net	—	319,753	103,710	—	423,463
Other assets	17,550	191	—	—	17,741
Due from affiliates	1,021	—	—	(1,021)	—
Investment in subsidiary	816,054	—	—	(816,054)	—

Total assets	$843,977	$641,874	$269,712	$(817,075)	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,480	$2,903	$14,258	$—	$26,641
Accrued expenses and other current liabilities	17,571	22,738	25,794	—	66,103
Short-term financing and current portion of long-term debt	2,428	203	—	—	2,631

Total current liabilities	29,479	25,844	40,052	—	95,375
Long-term debt	439,415	2,394	—	—	441,809
Accrued closure, post-closure and other obligations	24,488	8,329	17,892	—	50,709
Due to affiliates	—	—	1,021	(1,021)	—

Total liabilities	493,382	36,567	58,965	(1,021)	587,893

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	350,156	605,307	210,747	(816,054)	350,156

Total shareholders’ equity	350,595	605,307	210,747	(816,054)	350,595

Total liabilities and shareholders’ equity	$843,977	$641,874	$269,712	$(817,075)	$938,488

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$2,190	$563	$5,779	$—	$8,532
Accounts receivable, net	—	24,144	27,660	—	51,804
Prepaid expenses and other current assets	570	2,292	3,362	—	6,224
Current assets of discontinued operations	—	4,559	—	—	4,559

Total current assets	2,760	31,558	36,801	—	71,119
Property and equipment, net	167	71,305	69,201	—	140,673
Landfill sites, net	—	182,050	13,831	—	195,881
Goodwill and other intangible assets, net	—	262,056	87,979	—	350,035
Other assets	10,429	238	—	—	10,667
Due from affiliates	—	—	344	(344)	—
Investment in subsidiary	777,619	—	—	(777,619)	—
Non-current assets of discontinued operations	—	96,688	—	—	96,688

Total assets	$790,975	$643,895	$208,156	$(777,963)	$865,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,411	$3,189	$11,433	$—	$24,033
Accrued expenses and other current liabilities	18,503	19,600	15,463	—	53,566
Short-term financing and current portion of long-term debt	3,786	189	—	—	3,975
Current liabilities of discontinued operations	—	4,784	—	—	4,784

Total current liabilities	31,700	27,762	26,896	—	86,358
Long-term debt	403,516	2,597	—	—	406,113
Accrued closure, post-closure and other obligations	16,058	2,755	13,812	—	32,625
Due to affiliates	344	—	—	(344)	—
Non-current liabilities of discontinued operations	—	610	—	—	610

Total liabilities	451,618	33,724	40,708	(344)	525,706

Shareholders’ equity:
Common stock of Waste Services, Inc	438	—	—	—	438
Other equity	338,919	610,171	167,448	(777,619)	338,919

Total shareholders’ equity	339,357	610,171	167,448	(777,619)	339,357

Total liabilities and shareholders’ equity	$790,975	$643,895	$208,156	$(777,963)	$865,063

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$266,231	$222,063	$—	$488,294
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	172,417	147,323	—	319,740
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,895	19,807	28,150	—	65,852
Depreciation, depletion and amortization	75	38,340	19,629	—	58,044
Foreign exchange loss (gain) and other	(175)	445	(351)	—	(81)
Equity earnings in investees, net of tax	(34,645)	—	—	34,645	—

Income from operations	16,850	35,222	27,312	(34,645)	44,739
Interest expense	39,964	181	534	—	40,679

Income (loss) from continuing operations before income taxes	(23,114)	35,041	26,778	(34,645)	4,060
Income tax provision	—	5,257	9,180	—	14,437

Net income (loss) from continuing operations	(23,114)	29,784	17,598	(34,645)	(10,377)
Net loss from discontinued operations	—	(1,130)	—	—	(1,130)
Loss on sale of discontinued operations	—	(11,607)	—	—	(11,607)

Net income (loss)	$(23,114)	$17,047	$17,598	$(34,645)	$(23,114)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$203,381	$188,028	$—	$391,409
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	139,425	128,176	—	267,601
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	22,209	12,737	23,416	—	58,362
Deferred acquisition costs	439	—	5,173	—	5,612
Depreciation, depletion and amortization	41	23,762	17,382	—	41,185
Foreign exchange loss (gain) and other	762	(317)	1,499	—	1,944
Equity earnings in investees, net of tax	(24,979)	—	—	24,979	—

Income from operations	1,528	27,774	12,382	(24,979)	16,705
Interest expense	30,406	176	399	—	30,981
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	19,653	—	—	—	19,653

Income (loss) from continuing operations before income taxes	(48,531)	27,598	11,983	(24,979)	(33,929)
Income tax provision	—	6,435	6,385	—	12,820

Net income (loss) from continuing operations	(48,531)	21,163	5,598	(24,979)	(46,749)
Net loss from discontinued operations	—	(1,782)	—	—	(1,782)

Net income (loss)	$(48,531)	$19,381	$5,598	$(24,979)	$(48,531)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$187,041	$166,331	$—	$353,372
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	142,563	111,013	—	253,576
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	16,272	12,978	23,197	—	52,447
Settlement with sellers of Florida Recycling	(4,120)	—	—	—	(4,120)
Depreciation, depletion and amortization	269	20,044	19,356	—	39,669
Foreign exchange loss (gain) and other	(549)	(196)	571	—	(174)
Equity earnings in investees, net of tax	(10,381)	—	—	10,381	—

Income from operations	(1,491)	11,652	12,194	(10,381)	11,974
Interest expense	27,815	186	246	—	28,247
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	20,984	—	—	—	20,984

Income (loss) from continuing operations before income taxes	(50,290)	11,466	11,948	(10,381)	(37,257)
Income tax provision	—	5,452	6,684	—	12,136

Net income (loss) from continuing operations	(50,290)	6,014	5,264	(10,381)	(49,393)
Net loss from discontinued operations	—	(897)	—	—	(897)

Net income (loss)	$(50,290)	$5,117	$5,264	$(10,381)	$(50,290)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(49,057)	$73,343	$39,041	$—	$63,327

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(30,702)	(1,399)	—	(32,101)
Capital expenditures	(145)	(32,744)	(28,060)	—	(60,949)
Proceeds from asset sales and business divestitures	—	18,123	1,798	—	19,921
Deposits for business acquisitions and other	(8,224)	72	(1,644)	—	(9,796)
Intercompany	—	(26,038)	(4,479)	30,517	—

Net cash used in continuing operations	(8,369)	(71,289)	(33,784)	30,517	(82,925)
Net cash used in discontinued operations	—	(2,187)	—	—	(2,187)

Net cash used in investing activities	(8,369)	(73,476)	(33,784)	30,517	(85,112)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,066	—	—	—	84,066
Principal repayments of debt and capital lease obligations	(49,699)	(191)	—	—	(49,890)
Proceeds from the exercise of options and warrants	691	—	—	—	691
Fees paid for financing transactions	(1,259)	—	—	—	(1,259)
Intercompany	30,517	—	—	(30,517)	—

Net cash provided by financing activities — continuing operations	64,316	(191)	—	(30,517)	33,608

Effect of exchange rate changes on cash and cash equivalents	—	—	351	—	351

Increase (decrease) in cash and cash equivalents	6,890	(324)	5,608	—	12,174
Cash and cash equivalents at the beginning of the year	2,190	563	5,779	—	8,532

Cash and cash equivalents at the end of the year	$9,080	$239	$11,387	$—	$20,706

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(46,838)	$51,877	$33,897	$—	$38,936

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(99,583)	(3,949)	—	(103,532)
Capital expenditures	(198)	(22,156)	(22,308)	—	(44,662)
Proceeds from asset sales and business divestitures	8	4,540	596	—	5,144
Deposits for business acquisitions and other	(1,715)	89	—	—	(1,626)
Intercompany	(62,642)	—	(7,110)	69,752	—

Net cash used in continuing operations	(64,547)	(117,110)	(32,771)	69,752	(144,676)
Net cash used in discontinued operations	—	(4,331)	—	—	(4,331)

Net cash used in investing activities	(64,547)	(121,441)	(32,771)	69,752	(149,007)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	154,000	—	3,527	—	157,527
Principal repayments of debt and capital lease obligations	(32,858)	(175)	(3,993)	—	(37,026)
Sale of common shares and warrants	66,500	—	—	—	66,500
Proceeds from the exercise of options and warrants	165	—	—	—	165
Retirement of Preferred Stock	(75,557)	—	—	—	(75,557)
Fees paid for financing transactions	(1,805)	—	—	—	(1,805)
Intercompany	—	69,752	—	(69,752)	—

Net cash provided by financing activities — continuing operations	110,445	69,577	(466)	(69,752)	109,804

Effect of exchange rate changes on cash and cash equivalents	—	—	(87)	—	(87)

Increase (decrease) in cash and cash equivalents	(940)	13	573	—	(354)
Cash and cash equivalents at the beginning of the year	3,130	550	5,206	—	8,886

Cash and cash equivalents at the end of the year	$2,190	$563	$5,779	$—	$8,532

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(37,326)	$26,242	$35,737	$—	$24,653

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(3,968)	(497)	—	(4,465)
Capital expenditures	(22)	(16,581)	(11,367)	—	(27,970)
Proceeds from asset sales and business divestitures	—	2,487	711	—	3,198
Deposits for business acquisitions and other	(89)	16	(973)	—	(1,046)
Intercompany	—	—	(20,472)	20,472	—

Net cash used in continuing operations	(111)	(18,046)	(32,598)	20,472	(30,283)
Net cash used in discontinued operations	—	(9,228)	—	—	(9,228)

Net cash used in investing activities	(111)	(27,274)	(32,598)	20,472	(39,511)

Cash flows from financing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	25,000	—	—	—	25,000
Principal repayments of debt and capital lease obligations	(16,000)	(166)	(538)	—	(16,704)
Sale of common shares and warrants	7,125	—	—	—	7,125
Proceeds from the exercise of options and warrants	521	—	—	—	521
Fees paid for financing transactions	(995)	—	—	—	(995)
Intercompany	18,787	1,685	—	(20,472)	—

Net cash provided by (used in) financing activities — continuing operations	34,438	1,519	(538)	(20,472)	14,947

Effect of exchange rate changes on cash and cash equivalents	—	—	321	—	321

Increase (decrease) in cash and cash equivalents	(2,999)	487	2,922	—	410
Cash and cash equivalents at the beginning of the year	6,129	63	2,284	—	8,476

Cash and cash equivalents at the end of the year	$3,130	$550	$5,206	$—	$8,886