Form 10-Q
period 2008-03-31
WASTE SERVICES, INC.
filed 2008-04-24
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 21, 2008 was 46,074,982 (assuming exchange of 6,303,187 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,101,062 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$32,286	$20,706
Accounts receivable (net of allowance for doubtful accounts of $698 and $985 as of March 31, 2008 and December 31, 2007, respectively)	59,017	67,195
Prepaid expenses and other current assets	10,361	11,338
Current assets of discontinued operations	—	167

Total current assets	101,664	99,406
Property and equipment, net	190,125	192,598
Landfill sites, net	189,648	190,451
Goodwill and other intangible assets, net	392,463	397,766
Other assets	18,504	17,741
Non-current assets of discontinued operations	—	40,526

Total assets	$892,404	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,248	$26,641
Accrued expenses and other current liabilities	65,655	65,338
Short-term financing and current portion of long-term debt	1,267	2,631
Current liabilities of discontinued operations	—	765

Total current liabilities	88,170	95,375
Long-term debt	400,371	441,809
Accrued closure, post-closure, deferred income taxes and other obligations	46,980	48,514
Non-current liabilities of discontinued operations	—	2,195

Total liabilities	535,521	587,893

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,973,920 and 43,972,362 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	439	439
Additional paid-in capital	511,167	510,286
Accumulated other comprehensive income	58,716	66,017
Accumulated deficit	(213,439)	(226,147)

Total shareholders’ equity	356,883	350,595

Total liabilities and shareholders’ equity	$892,404	$938,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenue	$116,609	$94,999
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	76,544	62,767
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	16,365	14,431
Depreciation, depletion and amortization	11,790	11,358
Foreign exchange gain and other	(173)	(423)

Income from operations	12,083	6,866
Interest expense	10,238	9,745

Income (loss) from continuing operations before income taxes	1,845	(2,879)
Income tax provision (benefit)	(3,433)	1,364

Net income (loss) from continuing operations	5,278	(4,243)
Net income from discontinued operations, net of income tax provision of $301
and $2 for the three months ended March 31, 2008 and 2007, respectively	461	3
Gain on sale of discontinued operations, net of income tax provision of $4,549
and $371 for the three months ended March 31, 2008 and 2007, respectively	6,969	567

Net income (loss)	$12,708	$(3,673)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share — continuing operations	$0.12	$(0.09)
Earnings per share — discontinued operations	0.16	0.01

Basic and diluted earnings (loss) per share	$0.28	$(0.08)

Weighted average common shares outstanding — basic	46,075	45,972

Weighted average common shares outstanding — diluted	46,093	45,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(In thousands)

				Accumulated
	Waste Services, Inc.			Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity

Balance, December 31, 2007	43,972	$439	$510,286	$66,017	$(226,147)	$350,595
Stock-based compensation	—	—	881	—	—	881
Conversion of exchangeable shares	2	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(7,301)	—	(7,301)
Net income	—	—	—	—	12,708	12,708

Balance, March 31, 2008	43,974	$439	$511,167	$58,716	$(213,439)	$356,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$12,708	$(3,673)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net income from discontinued operations	(7,430)	(570)
Depreciation, depletion and amortization	11,790	11,358
Amortization of debt issue costs	1,038	485
Deferred income tax benefit	(5,556)	(146)
Non-cash stock-based compensation expense	881	323
Other non-cash items	(4)	149
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	7,209	3,009
Prepaid expenses and other current assets	(35)	(1,059)
Accounts payable	(5,053)	(1,552)
Accrued expenses and other current liabilities	(7,214)	630

Net cash provided by continuing operations	8,334	8,954
Net cash provided by discontinued operations	1,163	2,970

Net cash provided by operating activities	9,497	11,924

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(15,312)
Capital expenditures	(10,407)	(7,403)
Proceeds from sale of the Jacksonville, Florida operations	56,849	—
Proceeds from asset sales	483	140
Deposits for business acquisitions and other	(1,716)	(11,646)

Net cash provided by (used in) continuing operations	45,209	(34,221)
Net cash used in discontinued operations	(43)	(2,440)

Net cash provided by (used in) investing activities	45,166	(36,661)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	—	26,000
Principal repayments of debt and capital lease obligations	(42,859)	(2,318)
Proceeds from the exercise of options and warrants	—	5

Net cash provided by (used in) financing activities of continuing operations	(42,859)	23,687

Effect of exchange rate changes on cash and cash equivalents	(224)	38

Increase (decrease) in cash and cash equivalents	11,580	(1,012)
Cash and cash equivalents at the beginning of the period	20,706	8,532

Cash and cash equivalents at the end of the period	$32,286	$7,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Business and Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). We divested our Jacksonville, Florida operations in March 2008, our Texas operations in June 2007 and our Arizona operations in March 2007 and as a result, these operations are presented as discontinued for all periods presented.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2007, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2007. Income taxes during these interim periods have been provided based on our anticipated annual effective income tax rate for each respective tax jurisdiction. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us, on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Restricted stock units granted in February 2008 will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable and in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of any given reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net loss from continuing operations for the three months ended March 31, 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Potentially dilutive securities not included in the diluted loss per share calculation, due to the net loss from continuing operations for the three months ended March 31, 2007, are as follows (unaudited) (in thousands):

2007

Common Shares issuable under exercisable options	21
Common Shares issuable under exercisable warrants	596

Dilutive securities	617

For purposes of computing net income (loss) per common share — basic and diluted, for the three months ended March 31, 2008 and 2007, the weighted average number of shares of common stock outstanding includes the effect of 6,303,187 and 6,307,862 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,101,062 and 2,102,620 shares of our common stock, respectively), as if they were shares of our outstanding common stock.

2.	Recently Issued Accounting Pronouncements and Adopted Accounting

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Notes at March 31, 2008 is estimated at $216.4 million and $152.0 million, respectively, based on quoted market prices.

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. However, previously any changes in valuation allowances, as a result of income from acquisitions, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal costs”, will be expensed as incurred.

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

3.	Share-Based Payments

Stock-based compensation expense was $0.9 million and $0.3 million, for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we granted 742,500 restricted stock units to our employees and directors, which may vest in three equal tranches over each of the next three years and are contingent on the achievement of specific performance criteria. The fair value of the first tranche of restricted stock units of approximately $2.2 million, or $9.02 per unit, will be expensed based on the probability of achievement of the specific performance criteria on a straight-line basis over the requisite service period. Additionally, during the three months ended March 31, 2008, we granted options to purchase 230,000 shares of our common stock to certain employees. These options have a strike price of $9.50 per share and also vest one-third over each of the next three years. During the three months ended March 31, 2007, we granted options to purchase 816,500 shares of our common stock to certain employees with option

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

exercise prices equal to the market value of our common stock on the date immediately preceding the grant date.

The weighted-average grant-date fair value of these option grants was $5.57 and $5.93, for the three months ended March 31, 2008 and 2007 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months
	Ended March 31,
	2008	2007

Annual dividend yield	—	—
Weighted average expected life (years)	7.0	3.0
Risk-free interest rate	3.2%	4.5%
Expected volatility	61%	92%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected life of the grant. We believe this method produces an estimate that is representative of our expectations of the future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based on share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. Treasury security rate estimated for the expected life of the options at the date of grant.

SFAS 123(R) (revised 2004), “Share-Based Payment” requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

During the three months ended March 31, 2008, no employee options were exercised, 53,499 options were forfeited and no options expired. As of March 31, 2008, $2.8 million and $1.9 million of total unrecognized compensation cost related to employee stock options and restricted stock units is expected to be recognized over a weighted average period of approximately 1.6 years and 1.0 year, respectively.

4.	Discontinued Operations

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market, to an independent third party. The proceeds from this sale approximated $56.8 million of cash, including working capital. Should the construction and demolition landfill site not obtain certain permits relating to an expansion of at least 2.4 million cubic yards by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Accordingly, we have deferred this portion of the proceeds, net of our $3.0 million cost basis. Should these permits be obtained, we will recognize an additional gain on sale of $7.0 million. Should the property be returned to us, we will record the property at the lower of its cost or current fair market value on the date it is returned. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make a prepayment of the term notes under the Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

We have presented the net assets and operations of our Jacksonville, Florida operations, Arizona operations and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was $4.7 million and $13.9 million for the three months ended March 31, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was $0.8 million and nil for the three months ended March 31, 2008 and 2007, respectively. We recognized a pre-tax gain on disposal of $11.5 million and $0.9 million for the Jacksonville, Florida operations and Arizona operations during the first quarter of 2008 and 2007, respectively. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was approximately $23.6 million and $21.0 million of goodwill, respectively.

Net assets related to the Jacksonville, Florida operations as of December 31, 2007 are as follows (unaudited):

Prepaid expenses and other current assets	$167

Current assets of discontinued operations	167

Property and equipment	7,219
Landfill sites	7,610
Goodwill and other intangible assets	25,697

Non-current assets of discontinued operations	40,526

Total assets of discontinued operations	$40,693

Accrued expenses and other current liabilities	$765

Current liabilities of discontinued operations	765

Accrued closure, post closure and other obligations	2,195

Non-current liabilities of discontinued operations	2,195

Total liabilities of discontinued operations	$2,960

Net assets of discontinued operations	$37,733

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. However, for the purpose of obtaining a state permit and on payment of an additional deposit of $1.0 million, we retain the right to extend the closing an additional six months to January 2009. To date we have advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

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

The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2007 as if acquisitions completed in 2007 had occurred as of January 1, 2007 (in thousands except per share amounts):

Revenue	$114,762

Net loss from continuing operations	$(2,706)

Basic and diluted loss per share — continuing operations	$(0.06)

Basic and diluted pro forma weighted average number of common shares outstanding	45,972

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Prepaid expenses	$4,580	$5,808
Parts and supplies	2,192	2,192
Royalty receivable	1,276	1,321
Other current assets	2,313	2,017

	$10,361	$11,338

7.	Property and Equipment

Property and equipment consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Land and buildings	$68,106	$67,088
Vehicles	145,163	144,926
Containers, compactors and landfill and recycling equipment	91,476	92,733
Furniture, fixtures, other office equipment and leasehold improvements	12,164	12,449

Total property and equipment	316,909	317,196
Less: Accumulated depreciation	(126,784)	(124,598)

Property and equipment, net	$190,125	$192,598

8.	Landfill Sites, Accrued Closure, Post-Closure, Deferred Income Taxes and Other Obligations

Landfill Sites

Landfill sites consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Landfill sites	$253,902	$253,266
Less: Accumulated depletion	(64,254)	(62,815)

Landfill sites, net	$189,648	$190,451

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The changes in landfill sites for the three months ended March 31, 2008 and 2007 are as follows (unaudited):

	2008	2007

Balance at the beginning of the period	$190,451	$187,796
Landfill site construction costs	1,960	2,975
Reclassification to conservatory	—	(1,029)
Additional asset retirement obligations	423	678
Depletion	(2,615)	(3,974)
Effect of foreign exchange rate fluctuations	(571)	140

Balance at the end of the period	$189,648	$186,586

Accrued Closure, Post-Closure, Deferred Income Taxes and Other Obligations

Accrued closure, post-closure, deferred income taxes and other obligations consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Accrued closure and post-closure obligations	$15,004	$14,678
Deferred income tax liability	28,191	29,644
Accrued severance	1,945	2,181
Capital lease obligations	807	867
Other obligations	1,033	1,144

	$46,980	$48,514

Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the three months ended March 31, 2008 and 2007 are as follows (unaudited):

	2008	2007

Current portion at the beginning of period	$4,153	$5,570
Long-term portion at the beginning of period	14,678	8,360

Balance at the beginning of period	18,831	13,930
Additional asset retirement obligations	423	678
Other additions	300	—
Accretion	198	139
Payments	—	(457)
Effect of foreign exchange rate fluctuations	(318)	67

Balance at the end of period	19,434	14,357
Less: Current portion	(4,430)	(5,517)

Long-term portion	$15,004	$8,840

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Our deferred income tax liability primarily relates to the deferred tax liabilities generated by our tax deductible goodwill. We are required to establish a full valuation allowance against our net deferred tax assets and net operating loss carry-forwards, as such, we are also required to separately provide deferred taxes for the timing differences related to goodwill.

9.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Other intangible assets subject to amortization:
Customer relationships and contracts	$51,799	$51,924
Non-competition agreements and other	5,891	6,011

	57,690	57,935
Less: Accumulated amortization:
Customer relationships and contracts	(25,058)	(23,714)
Non-competition agreements and other	(1,591)	(1,396)

Other intangible assets subject to amortization, net	31,041	32,825
Goodwill	361,422	364,941

Goodwill and other intangible assets, net	$392,463	$397,766

The changes in goodwill for the three months ended March 31, 2008 and 2007 are as follows (unaudited):

	Three Months Ended March 31, 2008
	Florida	Canada	Total

Balance at the beginning of the period	$262,338	$102,603	$364,941
Effect of foreign exchange rate fluctuations	—	(3,519)	(3,519)

Balance at the end of the period	$262,338	$99,084	$361,422

	Three Months Ended March 31, 2007
	Florida	Canada	Total

Balance at the beginning of the period	$211,482	$86,848	$298,330
Acquisitions	20,532	—	20,532
Purchase price allocation adjustments for prior acquisitions	1,051	61	1,112
Effect of foreign exchange rate fluctuations	—	810	810

Balance at the end of the period	$233,065	$87,719	$320,784

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

10.	Other Assets

Other assets consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Debt issue costs, net of accumulated amortization of $5,925 and $5,787 as of March 31, 2008 and December 31, 2007, respectively	$6,784	$7,822
Acquisition deposits and deferred acquisition costs	11,123	9,407
Other assets	597	512

	$18,504	$17,741

Included in acquisition deposits and deferred acquisition costs as of March 31, 2008 and December 31, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida.

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (unaudited):

	March 31,	December 31,
	2008	2007

Deferred revenue	$11,522	$11,613
Accrued compensation, benefits and subcontractor costs	8,394	13,141
Accrued acquisition costs	8,161	1,200
Accrued interest	7,904	4,588
Accrued waste disposal costs	6,422	6,555
Accrued insurance	6,370	6,055
Accrued closure and post-closure obligations	4,430	4,153
Accrued royalties and franchise fees	3,252	3,239
Accrued capital expenditures	2,154	2,233
Accrued federal and provincial current taxes payable	1,186	8,158
Accrued professional fees	818	970
Current portion of capital lease obligations	236	232
Other accrued expenses and current liabilities	4,806	3,201

	$65,655	$65,338

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

12.	Debt

Debt consists of the following (unaudited):

	March 31,	December 31,
	2008	2007

Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 5.2% and 7.4% as of March 31, 2008 and December 31, 2007, respectively, due $592 per quarter from September 2009 through March 2010 and $57,409 per quarter thereafter, due March 2011	231,410	273,910
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $1,978 and $2,126 at March 31, 2008 and December 31, 2007, respectively)	7,680	7,932
Other subordinated notes payable, interest at 6.7%, due through 2017	2,548	2,598

	401,638	444,440
Less: Current portion	(1,267)	(2,631)

Long-term portion	$400,371	$441,809

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Credit Facilities. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. In March 2008 we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As of March 31, 2008, there were no amounts outstanding on the revolving credit facility, while $13.6 million and $13.2 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of March 31, 2008 approximates $7.4 million, and will accrete at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.

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

Direct Financing Lease Facility

In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax deprecation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Credit Facilities. As of March 31, 2008 there were no amounts outstanding under the facility.

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

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

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

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2008 and December 31, 2007, we provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $86.1 million and $87.4 million, respectively, to collateralize our obligations.

Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2008, and included in the $86.1 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.2 million to secure the liability for losses within the deductible limit.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

The changes in insurance reserves for our U.S. operations for the three months ended March 31, 2008 and 2007 are as follows (unaudited):

	Three Months Ended March 31,
	2008	2007

Balance at the beginning of the period	$6,055	$5,327
Provisions	1,182	800
Payments	(964)	(1,141)
Unfavorable claim development for prior periods	97	283

Balance at the end of the period	$6,370	$5,269

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

14.	Authorized Capital Stock and Migration Transaction

Total Shares

As of March 31, 2008, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:

•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

Preferred Stock

The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of March 31, 2008 and December 31, 2007, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.

Migration Transaction

Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.

The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 29,219,011 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 3,076,558 common shares of Waste Services (CA) held by non-U.S. residents and who elected to receive exchangeable shares, into exchangeable shares of Waste Services (CA) which are exchangeable for 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

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

Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows (unaudited):

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$12,708	$(3,673)
Foreign currency translation adjustment	(7,301)	1,598

Comprehensive income (loss)	$5,407	$(2,075)

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

16.	Segment Information

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision maker to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. For segment reporting, we define “Corporate” as overhead expenses, not specifically attributable to our Florida or Canadian operations, incurred both domestically and in Canada. As previously discussed, we have divested of our Jacksonville, Florida operations, Arizona operations and Texas operations and as such the results of these operations are presented as discontinued operations and are not included in the segment data presented.

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

We do not have significant (in volume or dollars) inter-segment operation-related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.” Summarized financial information concerning our reportable segments for the three months ended March 31, 2008 and 2007 is as follows (unaudited):

	Three Months Ended March 31, 2008
	Florida	Canada	Corporate	Total

Revenue	$60,090	$56,519	$—	$116,609
Depreciation, depletion and amortization	6,823	4,609	358	11,790
Income (loss) from operations	10,119	9,343	(7,379)	12,083
Capital expenditures	1,682	8,613	112	10,407

	Three Months Ended March 31, 2007
	Florida	Canada	Corporate	Total

Revenue	$50,198	$44,801	$—	$94,999
Depreciation, depletion and amortization	7,377	3,663	318	11,358
Income (loss) from operations	7,619	6,291	(7,044)	6,866
Capital expenditures	3,235	3,644	524	7,403

17.	Condensed Consolidating Financial Statements

Waste Services is the primary obligor under the Senior Subordinated Notes, however Waste Services has no independent assets or operations, and the guarantees of our domestic subsidiaries, which are all wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Unaudited Condensed Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007 and the related Unaudited Condensed Consolidating Statements of Operations and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2008 and 2007 of Waste Services, Inc. (the

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

“Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the non-guarantor Canadian subsidiaries (“Non-guarantors”):

	March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$26,310	$139	$5,837	$—	$32,286
Accounts receivable, net	—	28,201	30,816	—	59,017
Prepaid expenses and other current assets	450	2,554	7,357	—	10,361

Total current assets	26,760	30,894	44,010	—	101,664
Property and equipment, net	213	97,138	92,774	—	190,125
Landfill sites, net	—	173,598	16,050	—	189,648
Goodwill and other intangible assets, net	—	292,412	100,051	—	392,463
Other assets	18,328	176	—	—	18,504
Due from affiliates	1,601	—	—	(1,601)	—
Investment in subsidiary	766,570	—	—	(766,570)	—

Total assets	$813,472	$594,218	$252,885	$(768,171)	$892,404

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,092	$1,779	$12,377	$—	$21,248
Accrued expenses and other current liabilities	26,885	24,101	14,669	—	65,655
Short-term financing and current portion of long-term debt	1,061	206	—	—	1,267

Total current liabilities	35,038	26,086	27,046	—	88,170
Long-term debt	398,029	2,342	—	—	400,371
Accrued closure, post-closure, deferred income taxes and other obligations	23,522	6,594	16,864	—	46,980
Due to affiliates	—	—	1,601	(1,601)	—

Total liabilities	456,589	35,022	45,511	(1,601)	535,521

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	356,444	559,196	207,374	(766,570)	356,444

Total shareholders’ equity	356,883	559,196	207,374	(766,570)	356,883

Total liabilities and shareholders’ equity	$813,472	$594,218	$252,885	$(768,171)	$892,404

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,080	$239	$11,387	$—	$20,706
Accounts receivable, net	—	30,902	36,293	—	67,195
Prepaid expenses and other current assets	37	2,449	8,852	—	11,338
Current assets of discontinued operations	—	167	—	—	167

Total current assets	9,117	33,757	56,532	—	99,406
Property and equipment, net	235	99,541	92,822	—	192,598
Landfill sites, net	—	173,803	16,648	—	190,451
Goodwill and other intangible assets, net	—	294,056	103,710	—	397,766
Other assets	17,550	191	—	—	17,741
Due from affiliates	1,021	—	—	(1,021)	—
Investment in subsidiary	816,054	—	—	(816,054)	—
Non-current assets of discontinued operations	—	40,526	—	—	40,526

Total assets	$843,977	$641,874	$269,712	$(817,075)	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,480	$2,903	$14,258	$—	$26,641
Accrued expenses and other current liabilities	17,571	21,973	25,794	—	65,338
Short-term financing and current
portion of long-term debt	2,428	203	—	—	2,631
Current liabilities of discontinued operations	—	765	—	—	765

Total current liabilities	29,479	25,844	40,052	—	95,375
Long-term debt	439,415	2,394	—	—	441,809
Accrued closure, post-closure, deferred income taxes and other obligations	24,488	6,134	17,892	—	48,514
Due to affiliates	—	—	1,021	(1,021)	—
Non-current liabilities of discontinued operations	—	2,195	—	—	2,195

Total liabilities	493,382	36,567	58,965	(1,021)	587,893

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	350,156	605,307	210,747	(816,054)	350,156

Total shareholders’ equity	350,595	605,307	210,747	(816,054)	350,595

Total liabilities and shareholders’ equity	$843,977	$641,874	$269,712	$(817,075)	$938,488

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$60,090	$56,519	$—	$116,609
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	38,916	37,628	—	76,544
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	3,667	4,433	8,265	—	16,365
Depreciation, depletion and amortization	24	6,823	4,943	—	11,790
Foreign exchange loss (gain) and other	1	(201)	27	—	(173)
Equity earnings in investees, net of tax	(26,546)	—	—	26,546	—

Income from operations	22,854	10,119	5,656	(26,546)	12,083
Interest expense	10,146	50	42	—	10,238

Income from continuing operations before income taxes	12,708	10,069	5,614	(26,546)	1,845
Income tax provision (benefit)	—	(5,521)	2,088	—	(3,433)

Net income from continuing operations	12,708	15,590	3,526	(26,546)	5,278
Net income from discontinued operations, net of tax	—	461	—	—	461
Gain on sale of discontinued operations, net of tax	—	6,969	—	—	6,969

Net income	$12,708	$23,020	$3,526	$(26,546)	$12,708

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$50,198	$44,801	$—	$94,999
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	31,935	30,832	—	62,767
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	4,831	3,297	6,303	—	14,431
Depreciation, depletion and amortization	13	7,377	3,968	—	11,358
Foreign exchange loss (gain) and other	(178)	(30)	(215)	—	(423)
Equity earnings in investees, net of tax	(10,625)	—	—	10,625	—

Income from operations	5,959	7,619	3,913	(10,625)	6,866
Interest expense	9,632	57	56	—	9,745

Income (loss) from continuing operations before income taxes	(3,673)	7,562	3,857	(10,625)	(2,879)
Income tax provision (benefit)	—	(277)	1,641	—	1,364

Net income (loss) from continuing operations	(3,673)	7,839	2,216	(10,625)	(4,243)
Net income from discontinued operations, net of tax	—	3	—	—	3
Gain on sale of discontinued operations, net of tax	—	567	—	—	567

Net income (loss)	$(3,673)	$8,409	$2,216	$(10,625)	$(3,673)

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(10,785)	$17,462	$2,820	$—	$9,497

Cash flows from investing activities:
Capital expenditures	(4)	(1,682)	(8,721)	—	(10,407)
Proceeds from sale of the Jacksonville, Florida operations	—	56,849	—	—	56,849
Proceeds from asset sales and business divestitures	—	412	71	—	483
Deposits for business acquisitions and other	(1,716)	—	—	—	(1,716)
Intercompany	(504)	(73,049)	—	73,553	—

Net cash used in continuing operations	(2,224)	(17,470)	(8,650)	73,553	45,209
Net cash used in discontinued operations	—	(43)	—	—	(43)

Net cash used in investing activities	(2,224)	(17,513)	(8,650)	73,553	45,166

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(42,810)	(49)	—	—	(42,859)
Intercompany	73,049	—	504	(73,553)	—

Net cash provided by (used in) financing activities — continuing operations	30,239	(49)	504	(73,553)	(42,859)

Effect of exchange rate changes on cash and cash equivalents	—	—	(224)	—	(224)

Increase (decrease) in cash and cash equivalents	17,230	(100)	(5,550)	—	11,580
Cash and cash equivalents at the beginning of the period	9,080	239	11,387	—	20,706

Cash and cash equivalents at the end of the period	$26,310	$139	$5,837	$—	$32,286

WASTE SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(7,890)	$15,327	$4,487	$—	$11,924

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(15,312)	—	—	(15,312)
Capital expenditures	(20)	(3,235)	(4,148)	—	(7,403)
Proceeds from asset sales and business divestitures	—	131	9	—	140
Deposits for business acquisitions and other	(10,015)	(80)	(1,551)	—	(11,646)
Intercompany	(4,666)	—	(1,391)	6,057

Net cash used in continuing operations	(14,701)	(18,496)	(7,081)	6,057	(34,221)
Net cash used in discontinued operations	—	(2,440)	—	—	(2,440)

Net cash used in investing activities	(14,701)	(20,936)	(7,081)	6,057	(36,661)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	26,000	—	—	—	26,000
Principal repayments of debt and capital lease obligations	(2,271)	(47)	—	—	(2,318)
Proceeds from the exercise of options and warrants	5	—	—	—	5
Intercompany	1,391	4,666	—	(6,057)	—

Net cash provided by financing activities — continuing operations	25,125	4,619	—	(6,057)	23,687

Effect of exchange rate changes on cash and cash equivalents	—	—	38		38

Increase (decrease) in cash and cash equivalents	2,534	(990)	(2,556)	—	(1,012)
Cash and cash equivalents at the beginning of the period	2,190	563	5,779	—	8,532

Cash and cash equivalents at the end of the period	$4,724	$(427)	$3,223	$—	$7,520

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.

Overview

We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). We divested our Jacksonville, Florida operations in March 2008, our Texas operations in June 2007 and our Arizona operations in March 2007 and as a result, these operations are presented as discontinued for all periods presented.

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

Recent Developments

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market, to an independent third party. The proceeds from this sale approximated $56.8 million of cash, including working capital. Should the construction and demolition landfill site not obtain certain permits relating to an expansion of at least 2.4 million cubic yards by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Accordingly, we have deferred this portion of the proceeds, net of our $3.0 million cost basis. Should these permits be obtained, we will recognize an additional gain on sale of $7.0 million. Should the property be returned to us, we will record the property at the lower of its cost or current fair market value on the date it is returned. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make a prepayment of the term notes under the Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.

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

Prior to the WCA transaction, we had significant operations in the construction and demolition market in Fort Myers. We believed that by acquiring WCA’s Southwest Florida operations, we could create greater long-term shareholder value by removing a market competitor, increasing our density and internalizing construction and demolition waste volume to our southwest Florida construction and demolition landfill site. Conversely, our Texas Class I landfill site required significant capital investment for cell construction and new equipment within the next two years. While both markets are extremely competitive, our lack of dedicated collection or hauling assets in Texas meant that in order to realize the full potential of the Texas marketplace earlier in the site life, we would need to acquire additional hauling company assets rather than building them organically over time. Hence we believed that the WCA assets, which were immediately integrated into existing operations, would yield higher future returns than that of the developing Texas market.

In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. However, for the purpose of obtaining a state permit and on payment of an additional deposit of $1.0 million, we retain the right to extend the closing an additional six months to January 2009. To date, we have advanced $8.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million including net working capital between the two operations and transaction costs.

We have presented the net assets and operations of our Jacksonville, Florida operations, Arizona operations and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was $4.7 million and $13.9 million for the three months ended March 31, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was $0.8 million and nil for the three months ended March 31, 2008 and 2007, respectively. We recognized a pre-tax gain on disposal of $11.5 million and $0.9 million for the Jacksonville, Florida operations and Arizona operations during the first quarter of 2008 and 2007, respectively. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was approximately $23.6 million and $21.0 million of goodwill, respectively. The increase in pre-tax net income from discontinued operations for 2008 compared to 2007 relates primarily to the exclusion of our Arizona operations for the first three months of 2008.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

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

Our consolidated results of operations for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31, 2008
	Florida		Canada		Total

Revenue	$60,090	100.0%	$56,519	100.0%	$116,609	100.0%
Operating expenses:
Cost of operations	38,916	64.8%	37,628	66.6%	76,544	65.6%
Selling, general and administrative expense	8,100	13.5%	8,265	14.7%	16,365	14.0%
Depreciation, depletion and amortization	6,847	11.4%	4,943	8.7%	11,790	10.1%
Foreign exchange loss (gain) and other	(200)	-0.4%	27	0.0%	(173)	-0.1%

Income from operations	$6,427	10.7%	$5,656	10.0%	$12,083	10.4%

	Three Months Ended March 31, 2007
	Florida		Canada		Total

Revenue	$50,198	100.0%	$44,801	100.0%	$94,999	100.0%
Operating expenses:
Cost of operations	31,935	63.6%	30,832	68.8%	62,767	66.1%
Selling, general and administrative expense	8,128	16.2%	6,303	14.1%	14,431	15.2%
Depreciation, depletion and amortization	7,390	14.7%	3,968	8.9%	11,358	12.0%
Foreign exchange gain and other	(208)	-0.4%	(215)	-0.5%	(423)	-0.5%

Income from operations	$2,953	5.9%	$3,913	8.7%	$6,866	7.2%

Revenue

A summary of our revenue is as follows (in thousands):

	Three Months Ended March 31,
	2008		2007

Collection	$96,505	74.8%	$75,765	71.3%
Landfill disposal	11,921	9.2%	13,660	12.9%
Transfer station	14,671	11.4%	13,787	13.0%
Material recovery facilities	5,786	4.5%	2,922	2.7%
Other specialized services	192	0.1%	140	0.1%

	129,075	100.0%	106,274	100.0%
Intercompany elimination	(12,466)		(11,275)

	$116,609		$94,999

Revenue was $116.6 million and $95.0 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $21.6 million or 22.7%. The increase in revenue from our Florida operations for the three months ended March 31, 2008 of $9.9 million or 19.7% was driven by acquisitions net of dispositions of $18.2 million and price increases of $2.4 million, of which $0.9 million related to fuel surcharges. Offsetting these net increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $6.3 million and other net decreases of $4.4 million, primarily related to the expiration or assignment of certain lower margin residential collection contracts.

The increase in revenue from our Canadian operations for the three months ended March 31, 2008 of $11.7 million or 26.1% was due to price increases of $3.0 million, of which $0.9 million related to fuel surcharges, and other organic volume growth of $1.5 million. Offsetting these increases were decreases of $0.9 million, primarily related to the loss of residential contracts. The favorable effect of foreign exchange movements increased revenue by $8.1 million.

Cost of Operations

Cost of operations was $76.5 million and $62.8 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $13.7 million or 21.9%. As a percentage of revenue, cost of operations was 65.6% and 66.1% for the three months ended March 31, 2008 and 2007, respectively.

The increase in cost of operations from our Florida operations for the three months ended March 31, 2008 of $6.9 million or 21.9% was due to acquisitions net of dispositions of $10.7 million and increased fuel costs of $0.4 million. Offsetting these increases were lower costs for third party disposal due to overall lower collection volumes of $2.1 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $1.1 million, decreased insurance and support costs of $0.3 million and decreases in other operating costs of $0.7 million. As a percentage of revenue, cost of operations was 64.8% and 63.6% for the three months ended March 31, 2008 and 2007, respectively. The decline in our domestic gross margin is primarily due to an overall decline in internalization of volumes primarily in our industrial line of business.

The increase in cost of operations from our Canadian operations for the three months ended March 31, 2008 of $6.8 million or 22.1% was due to increased disposal and fuel costs of $1.0 million and increased labor costs of $0.8 million. These increases were offset by decreases in vehicle repair and maintenance and other operating costs of $0.4 million. The unfavorable effect of foreign exchange movements was $5.4 million. Cost of operations as a percentage of revenue decreased to 66.6% from 68.8% for the three months ended March 31, 2008 and 2007, respectively, primarily due to pricing increases coupled with higher landfill volumes.

Selling, General and Administrative Expense

Selling, general and administrative expense was $16.4 million and $14.4 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $2.0 million or 13.4%. As a percentage of revenue, selling, general and administrative expense was 14.0% and 15.2% for the three months ended March 31, 2008 and 2007, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions net of dispositions of $1.3 million and increased labor costs of $0.8 million, the majority of which relates to increased stock-based compensation expense. These increased costs were offset by reductions in other general and administrative costs of $1.3 million, primarily related to decreased legal and other professional fees related to our litigation with Waste Management, which is more fully described in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report. The unfavorable effect of foreign exchange movements was $1.2 million.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $11.8 million and $11.4 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $0.4 million or 3.8%. As a percentage of revenue, depreciation, depletion and amortization was 10.1% and 12.0% for the three months ended March 31, 2008 and 2007, respectively. Acquisitions net of dispositions accounted for an increase in depreciation, depletion and amortization of $0.8 million. This increase was offset by an overall decrease in landfill depletion of $1.4 million, which is primarily due to decreased third party and internal disposal volumes at our domestic landfills. Additionally, a permitted expansion at one of our disposal sites lowered our domestic depletion rate. Depreciation relative to our truck fleet was lower by $0.1 million. Amortization of intangible assets increased $0.4 million. Foreign exchange rate movements had an unfavorable effect of $0.7 million. Landfill depletion rates for our U.S. landfills ranged from $3.57 to $6.16 per ton and $3.55 to $7.81 per ton during the three months ended March 31, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the three months ended March 31, 2008 and 2007, respectively.

Foreign Exchange Gain and Other

Foreign exchange gain and other was $0.2 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. The foreign exchange gain relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars. Other items primarily relate to gains on sales of equipment of $0.2 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

Interest Expense

The components of interest expense for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Credit Facility and Senior Subordinated Note interest	$8,708	$8,936
Amortization of debt issue costs	1,038	485
Other interest expense	492	324

	$10,238	$9,745

Interest expense was $10.2 million and $9.7 million for the three months ended March 31, 2008 and 2007, respectively, an increase of $0.5 million or 5.1%. Interest expense on the Credit Facilities and the Senior Subordinated Notes decreased $0.2 million for the three months ended March 31, 2008 due primarily to lower average rates on our Credit Facilities, offset by higher overall balances outstanding during the period. The weighted average interest rate on borrowings under the Credit Facilities was 7.0% and 8.2% for the three months ended March 31, 2008 and 2007, respectively. Other interest expense primarily relates to fees associated with our letters of credit and accretion on our promissory note with WCA.

In March 2008 we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As such we expensed $0.5 million of unamortized debt issue cost related to the retirement.

Income Tax Provision (Benefit)

The income tax benefit from continuing operations for the three months ended March 31, 2008 was $3.4 million, which was comprised of a $5.5 million benefit from our U.S. operations and parent company offset by a $2.1 million provision for our Canadian operations. Due to the start-up nature of our U.S. operations, we provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. However, as a result of the gain on sale of our Jacksonville, Florida operations we have benefited $4.9 million of our previously fully reserved net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For the three months ended March 31, 2008, the portion of our domestic deferred provision related to goodwill approximated $1.9 million. We expect that during the remainder of 2008 our domestic provision for deferred tax liabilities for goodwill will approximate $1.7 million per quarter. Should we continue to generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective rate for the remainder of 2008. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during the remainder of 2008.

We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2008 our Canadian statutory rate will approximate 32.5%, however as a result of stock-based compensation our effective rate is expected to approximate 35.0% to 36.0%. For the three months ended March 31, 2008, we paid C$9.5 million in cash relative to our actual 2007 and estimated 2008 tax liabilities in Canada. We expect our remaining 2008 estimated tax payments to approximate $3.0 million per quarter for the remainder of 2008.

The income tax provision from discontinued operations for the three months ended March 31, 2008 and 2007 was $0.3 million and nil, respectively. The income tax provision for the gain on sale of discontinued operations was $4.5 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively. The income tax provision for discontinued operations is based on our expected effective tax rate for those operations.

The income tax provision from continuing operations for the three months ended March 31, 2007 was $1.4 million, which was comprised of a $1.6 million provision for our Canadian operations offset by a net $0.2 million benefit from our U.S. operations and parent company. The domestic provision was lower than would be expected as the sale of our Arizona operations generated a reversal of excess deferred tax liabilities of approximately $1.8 million.

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

Senior Secured Credit Facilities

Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Credit Facilities. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of March 31, 2008, there were no amounts outstanding on the revolving credit facility, while $13.6 million and $13.2 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. In March 2008 we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As of April 21, 2008, there were no amounts outstanding on the revolving credit facility, while $13.6 million and $13.2 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively.

Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) minimum consolidated interest coverage; (ii) maximum total leverage; and (iii) maximum senior secured leverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. The following table sets forth our financial covenant levels for the current and each of the following four quarters:

	Maximum	Maximum	Maximum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio

Second quarter - 2008	4.00 : 1.00	2.50 : 1.00	2.50 : 1.00
Third quarter - 2008	4.00 : 1.00	2.50 : 1.00	2.50 : 1.00
Fourth quarter - 2008	4.00 : 1.00	2.00 : 1.00	2.50 : 1.00
First quarter - 2009	4.00 : 1.00	N/A	2.50 : 1.00

As of March 31, 2008, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods. However, our Maximum Consolidated Senior Secured Leverage Ratio becomes more restrictive during the latter part of 2008. If we do not achieve our expected levels of profitability or fail to make planned payments to reduce our secured debt we may not be in compliance with our covenants. We expect to refinance our Credit Facilities in late 2008 or early 2009. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any refinancing will be obtainable on terms that are favorable to us. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Credit Facilities or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance these facilities before their scheduled maturity, we may incur an additional interest charge relative to our unamortized debt issue costs. As of March 31, 2008 there was $3.1 million of unamortized debt issue costs relative to these Credit Facilities.

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with

WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of March 31, 2008 approximates $7.4 million, and will accrete interest at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.

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

Direct Financing Lease Facility

In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax deprecation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Credit Facilities. As of March 31, 2008 and April 21, 2008, the facility was undrawn.

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2008, we provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $86.1 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.

Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2008 and included in the $86.1 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.2 million to secure the liability for losses within the deductible limit.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2008 and 2007.

Cash Flows from Operating Activities

Cash provided by operating activities of our continuing operations was $8.3 million and $9.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash provided by operating activities is primarily due to increases in working capital of $5.1 million during the three months ended March 31, 2008, compared to cash provided by working capital of $1.0 million for the three months ended March 31, 2007. The primary component of the working capital decrement during the three months ended March 31, 2008 relates to taxes paid for our Canadian operations. After considering working capital changes, the increase in cash provided by operating activities of $5.5 million primarily relates to increased profitability of our operations.

Cash Flows from Investing Activities

Cash provided by (used in) investing activities of our continuing operations was $45.2 million and $(34.2) million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, cash provided by investing activities relates to our disposal of our North Florida operations, which was offset by capital expenditures and deposits for business acquisitions. Capital expenditures for continuing operations were $10.4 million and $7.4 million for the three months ended March 31, 2008 and 2007, respectively. The increased levels of capital expenditures were primarily related to investments in vehicles, equipment and construction projects at our landfill and transfer station sites. Other cash uses during the three months ended March 31, 2007 related to the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities of our continuing operations was $(42.9) million and $23.7 million for the three months ended March 31, 2008 and 2007, respectively. Cash used in financing activities for the three months ended March 31, 2008 primarily relates to a prepayment of our Credit Facilities funded from a portion of the proceeds of the sale of our Jacksonville, Florida operations. Cash provided by financing activities for the three months ended March 31, 2007 primarily relates to draws on our Credit Facilities to finance the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits.

Cash Flow from Discontinued Operations

Cash flows from our discontinued operations are disclosed separately on the Unaudited Condensed Consolidated Statements of Cash Flows included elsewhere in this report. Having consummated the sale of our Jacksonville, Florida operations, Arizona operations and Texas operations, we will cease to be impacted by these cash flows, and we do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste

Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has expired. Details of these agreements are further described in the notes to our Unaudited Condensed Consolidated Financial Statements. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2007, as filed on Form 10-K.

Landfill Sites

The following table reflects landfill capacity activity for the three months ended March 31, 2008 for permitted landfills owned by us, which are part of our continuing operations. This table is exclusive of our construction and demolition landfill site that was divested as part of the sale of our Jacksonville, Florida operations in March 2008 (in thousands of cubic yards):

	Balance,		Balance,
	Beginning	Airspace	End
	of Period	Consumed	of Period

United States
Permitted capacity	51,255	(574)	50,681
Probable expansion capacity	29,577	—	29,577

Total available airspace	80,832	(574)	80,258

Number of sites	3	—	3
Canada
Permitted capacity	11,564	(92)	11,472
Probable expansion capacity	4,709	—	4,709

Total available airspace	16,273	(92)	16,181

Number of sites	3	—	3
Total
Permitted capacity	62,819	(666)	62,153
Probable expansion capacity	34,286	—	34,286

Total available airspace	97,105	(666)	96,439

Number of sites	6	—	6

As of March 31, 2008 we had deemed 29.6 million cubic yards of domestic expansion capacity. During April 2008, that capacity was formally permitted and as such it will be reclassified to permitted capacity during the second quarter of 2008.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at March 31, 2008 is estimated at $216.4 million and $152.0 million, respectively, based on quoted market prices.

On January 1, 2008, we adopted the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to entire instruments and not to portions of instruments. We did not elect to report any additional assets or liabilities at fair value and accordingly, the adoption of SFAS 159 did not have a material effect on our financial position or results of operations.

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

Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2007, included under Item 1A. of the annual report, “Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2008, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.3 million.

As of March 31, 2008, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.2 million for the three months ended March 31, 2008.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 13, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 10.1	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 5, 2008 among Waste Services (CA) Inc., Waste Services, Inc. and Lehman Commercial Paper Inc.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2008

WASTE SERVICES, INC.

By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 10.1	Second Amendment to Second Amended and Restated Credit Agreement dated as of March 5, 2008 among Waste Services (CA) Inc., Waste Services, Inc. and Lehman Commercial Paper Inc.
Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer
Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer