Form 10-Q
period 2008-06-30
WASTE SERVICES, INC.
filed 2008-07-25
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 22, 2008 was 46,074,982 (assuming exchange of 6,288,637 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,096,212 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$33,548	$20,706
Accounts receivable (net of allowance for doubtful accounts of $638 and $985 as of June 30, 2008 and December 31, 2007, respectively)	65,920	67,195
Prepaid expenses and other current assets	8,480	11,338
Current assets of discontinued operations	—	167

Total current assets	107,948	99,406
Property and equipment, net	190,375	192,598
Landfill sites, net	190,176	190,451
Goodwill and other intangible assets, net	391,410	397,766
Other assets	19,647	17,741
Non-current assets of discontinued operations	—	40,526

Total assets	$899,556	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,972	$26,641
Accrued expenses and other current liabilities	63,679	65,338
Short-term financing and current portion of long-term debt	1,290	2,631
Current liabilities of discontinued operations	—	765

Total current liabilities	86,941	95,375
Long-term debt	400,039	441,809
Accrued closure, post-closure, deferred income taxes and other obligations	49,379	48,514
Non-current liabilities of discontinued operations	—	2,195

Total liabilities	536,359	587,893

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,978,770 and 43,972,362 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	439	439
Additional paid-in capital	512,280	510,286
Accumulated other comprehensive income	59,986	66,017
Accumulated deficit	(209,508)	(226,147)

Total shareholders’ equity	363,197	350,595

Total liabilities and shareholders’ equity	$899,556	$938,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$128,282	$119,421	$244,890	$214,420

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	83,605	78,499	160,149	141,266
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	16,505	14,678	32,869	29,110
Depreciation, depletion and amortization	11,620	14,341	23,410	25,699
Foreign exchange gain and other	(283)	(164)	(457)	(587)

Income from operations	16,835	12,067	28,919	18,932
Interest expense	7,802	10,830	18,040	20,575

Income (loss) from continuing operations before income taxes	9,033	1,237	10,879	(1,643)
Income tax provision	5,003	4,407	1,570	6,144

Net income (loss) from continuing operations	4,030	(3,170)	9,309	(7,787)
Net income from discontinued operations, net of income tax provision of $301 for the six months ended June 30, 2008 and nil for all other periods	—	957	461	963
Gain (loss) on sale of discontinued operations, net of income tax provision (benefit) of $(64) and $4,485 for the three and six months ended June 30, 2008, respectively and nil for all other periods	(100)	(12,192)	6,869	(11,254)

Net income (loss)	$3,930	$(14,405)	$16,639	$(18,078)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share — continuing operations	$0.09	$(0.07)	$0.20	$(0.17)
Earnings (loss) per share — discontinued operations	—	(0.25)	0.16	(0.22)

Basic and diluted earnings (loss) per share	$0.09	$(0.32)	$0.36	$(0.39)

Weighted average common shares outstanding — basic	46,075	45,973	46,075	45,973

Weighted average common shares outstanding — diluted	46,075	45,973	46,084	45,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(In thousands)

	Waste Services, Inc.			Accumulated Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance, December 31, 2007	43,972	$439	$510,286	$66,017	$(226,147)	$350,595
Stock-based compensation	—	—	1,994	—	—	1,994
Conversion of exchangeable shares	7	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(6,031)		(6,031)
Net income	—	—	—	—	16,639	16,639

Balance, June 30, 2008	43,979	$439	$512,280	$59,986	$(209,508)	$363,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$16,639	$(18,078)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net loss (income) from discontinued operations	(7,330)	10,291
Depreciation, depletion and amortization	23,410	25,699
Amortization of debt issue costs	1,516	1,315
Deferred income tax provision (benefit)	(3,745)	1,918
Non-cash stock-based compensation expense	1,994	973
Other non-cash items	(50)	125
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	426	(3,199)
Prepaid expenses and other current assets	1,929	(825)
Accounts payable	(4,434)	(329)
Accrued expenses and other current liabilities	(8,874)	2,486

Net cash provided by continuing operations	21,481	20,376
Net cash provided by discontinued operations	1,163	4,438

Net cash provided by operating activities	22,644	24,814

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(31,888)
Capital expenditures	(20,399)	(21,858)
Proceeds from sale of the Jacksonville, Florida operations	56,685	—
Proceeds from asset sales	882	16,091
Deposits for business acquisitions and other	(3,401)	(9,528)

Net cash provided by (used in) continuing operations	33,767	(47,183)
Net cash used in discontinued operations	(43)	(4,496)

Net cash provided by (used in) investing activities	33,724	(51,679)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	—	84,014
Principal repayments of debt and capital lease obligations	(43,225)	(49,190)
Proceeds from the exercise of options and warrants	—	5
Fees paid for financing transactions	—	(1,191)

Net cash provided by (used in) financing activities of continuing operations	(43,225)	33,638

Effect of exchange rate changes on cash and cash equivalents	(301)	740

Increase in cash and cash equivalents	12,842	7,513
Cash and cash equivalents at the beginning of the period	20,706	8,532

Cash and cash equivalents at the end of the period	$33,548	$16,045

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
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables or payables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us, on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Restricted stock units will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Restricted stock units will be included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of any given

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses from continuing operations for the three and six months ended June 30, 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to the net loss from continuing operations for the three and six months ended June 30, 2007, are as follows (unaudited) (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Common Shares issuable under exercisable options	50	36
Common Shares issuable under exercisable warrants	610	603

Dilutive securities	660	639

     For purposes of computing net income (loss) per common share, the basic and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2008 includes the effect of 6,292,474 and 6,294,117 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,097,491 and 2,098,039 shares of our common stock, respectively), as if they were shares of our outstanding common stock. For the three and six months ended June 30, 2007, the weighted average number of shares of common stock outstanding includes the effect of 6,307,862 and 6,306,771 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,102,620 and 2,102,257 shares of our common stock, respectively), as if they were shares of our outstanding common stock.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at June 30, 2008 is estimated at $230.3 million and $160.0 million, respectively, based on quoted market prices.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. However, previously any changes in valuation allowances, as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reversed. Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal costs”, will be expensed as incurred.
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
3. Share-Based Payments
     Stock-based compensation expense was $1.1 million and $0.7 million, for the three months ended June 30, 2008 and 2007, respectively, and $2.0 million and $1.0 million, for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we granted 742,500 restricted stock units to our employees and directors, which may vest in three equal tranches over each of the next three fiscal years and are contingent on the achievement of specific performance criteria. The fair value of the first tranche of restricted stock units of approximately $2.2 million, or $9.02 per unit, will be expensed based on the probability of achievement of the specific performance criteria on a straight-line basis over the requisite service period. Additionally, during the six months ended June 30, 2008, we granted options to purchase 230,000 shares of our common stock to certain employees, none of which were granted during the three months ended June 30, 2008. These options have a strike price of $9.50 per share and also vest one-third over each of the next three years. During the six months ended June 30, 2007, we granted options to purchase 819,500 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date immediately preceding the grant date.
     The weighted-average grant-date fair value of these option grants was $5.57 and $5.94, for the six months ended June 30, 2008 and 2007 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months
	Ended June 30,	Six Months Ended June 30,
	2007	2008	2007
Annual dividend yield	—	—	—
Weighted average expected life (years)	3.0	7.0	3.0
Risk-free interest rate	4.5%	3.2%	4.5%
Expected volatility	92%	61%	92%
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
     During the six months ended June 30, 2008, no employee options were exercised, 143,665 options were forfeited and 410,988 options expired. As of June 30, 2008, $2.2 million and $1.4 million of total unrecognized compensation cost related to employee stock options and restricted stock units is expected to be recognized over a weighted average period of approximately 1.4 years and 0.7 years, respectively.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Discontinued Operations
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market, to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. Should the construction and demolition landfill site not obtain certain permits relating to an expansion of at least 2.4 million cubic yards by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Accordingly, we have deferred this portion of the proceeds, net of our $3.0 million cost basis. Should these permits be obtained, we will recognize an additional gain on sale of $7.0 million. Should the property be returned to us, we will record the property at the lower of its cost or current fair market value on the date it is returned. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make a prepayment of the term notes under the Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.
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
     We have presented the net assets and operations of our Jacksonville, Florida operations, Arizona operations and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $9.5 million for the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $23.4 million for the six months ended June 30, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was nil and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we recognized a pre-tax gain on disposal of $11.4 million relative to the sale of the Jacksonville, Florida operations and an associated income tax provision of $4.5 million. In March 2007, we recognized a gain on disposal of $0.9 million relative to the sale of the Arizona operations, and in June 2007 we recognized a loss on disposal of $12.2 million relative to the sale of the Texas operations. No income tax provision or benefit has been attributed to the Arizona or Texas disposals. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was approximately $23.6 million and $21.0 million of goodwill, respectively.
     The following table summarizes our proceeds and the resulting gain (loss) on sale for the six months ended June 30, 2008 and 2007:

	2008	2007
	Jacksonville	Arizona	Texas
	Operations	Operations	Operations	Total

Fair value of operations received	$—	$52,497	$18,471	$70,968
Cash received, net of amounts deferred and promissory note issued relative to the Texas disposal	46,685	—	15,690	15,690
Less:
Carrying value of operations sold	35,331	51,559	46,353	97,912

Gain (loss) on disposition of discontinued operations	$11,354	$938	$(12,192)	$(11,254)

     Subsequent to the disposal of our Jacksonville, Florida operations, Arizona operations and Texas operations, we adjusted the gain (loss) on disposal for the settlement of working capital of approximately $0.2 million for each transaction.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net assets related to the Jacksonville, Florida operations as of December 31, 2007 are as follows (unaudited):

December 31,
2007
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
     In March 2007, we completed transactions to acquire Allied Waste’s South Florida operations and to sell our Arizona operations to Allied Waste. The South Florida operations consist of a hauling company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County.
     In April 2007, we completed the acquisition of a hauling and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. However, as all state operating permits have not been received, in June 2008 we paid an additional deposit of $1.0 million to extend the closing up to an additional six months to January 2009. To date we have advanced $9.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.
     In June 2007, we completed transactions to acquire WCA’s hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill. The estimated fair value of the WCA assets acquired approximated $18.4 million.
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
     The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2007 as if acquisitions completed in 2007 had occurred as of January 1, 2007 (in thousands except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2007
Revenue	$121,300	$236,062

Net loss from continuing operations	$(3,188)	$(6,924)

Basic and diluted loss per share — continuing operations	$(0.07)	$(0.15)

Basic and diluted pro forma weighted average number of common shares outstanding	45,973	45,973

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
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Prepaid expenses	$4,351	$5,808
Parts and supplies	2,264	2,192
Royalty receivable	—	1,321
Other current assets	1,865	2,017

	$8,480	$11,338

7. Property and Equipment
     Property and equipment consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Land and buildings	$69,201	$67,088
Vehicles	147,761	144,926
Containers, compactors and landfill and recycling equipment	94,027	92,733
Furniture, fixtures, other office equipment and leasehold improvements	12,541	12,449

Total property and equipment	323,530	317,196
Less: Accumulated depreciation	(133,155)	(124,598)

Property and equipment, net	$190,375	$192,598

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Landfill Sites, Accrued Closure, Post-Closure, Deferred Income Taxes and Other Obligations
Landfill Sites
     Landfill sites consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Landfill sites	$257,247	$253,266
Less: Accumulated depletion	(67,071)	(62,815)

Landfill sites, net	$190,176	$190,451

     The changes in landfill sites for the six months ended June 30, 2008 and 2007 are as follows (unaudited):

	Six Months Ended
	June 30,
	2008	2007
Balance at the beginning of the period	$190,451	$187,796
Landfill site construction costs	4,505	6,852
Additional asset retirement obligations	856	1,371
Depletion	(5,214)	(8,068)
Purchase price adjustments for prior acquisitions	50	—
Reclassification to conservatory	—	(1,029)
Effect of foreign exchange rate fluctuations	(472)	1,339

Balance at the end of the period	$190,176	$188,261

Accrued Closure, Post-Closure, Deferred Income Taxes and Other Obligations
     Accrued closure, post-closure, deferred income taxes and other obligations consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Deferred income tax liability	$29,987	$29,644
Accrued closure and post-closure obligations	15,691	14,678
Accrued severance	1,945	2,181
Capital lease obligations	746	867
Other obligations	1,010	1,144

	$49,379	$48,514

     Our deferred income tax liability primarily relates to the deferred tax liabilities generated by our tax deductible goodwill and because we are required to establish a full valuation allowance against our net deferred tax assets and net operating loss carry-forwards.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the six months ended June 30, 2008 and 2007 are as follows (unaudited):

	Six Months Ended June 30,
	2008	2007
Current portion at the beginning of period	$4,153	$5,570
Long-term portion at the beginning of period	14,678	8,360

Balance at the beginning of period	18,831	13,930
Additional asset retirement obligations	856	1,371
Other additions	300	—
Accretion	395	276
Payments	(152)	(907)
Effect of foreign exchange rate fluctuations	(260)	683

Balance at the end of period	19,970	15,353
Less: Current portion	(4,279)	(2,636)

Long-term portion	$15,691	$12,717

9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Other intangible assets subject to amortization:
Customer relationships and contracts	$51,823	$51,924
Non-competition agreements and other	5,898	6,011

	57,721	57,935
Less: Accumulated amortization:
Customer relationships and contracts	(26,505)	(23,714)
Non-competition agreements and other	(1,889)	(1,396)

Other intangible assets subject to amortization, net	29,327	32,825
Goodwill	362,083	364,941

Goodwill and other intangible assets, net	$391,410	$397,766

     The changes in goodwill for the six months ended June 30, 2008 and 2007 are as follows (unaudited):

	Six Months Ended June 30, 2008
	Florida	Canada	Total

Balance at the beginning of the period	$262,338	$102,603	$364,941
Effect of foreign exchange rate fluctuations	—	(2,858)	(2,858)

Balance at the end of the period	$262,338	$99,745	$362,083

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	Florida	Canada	Total

Balance at the beginning of the period	$211,482	$86,848	$298,330
Acquisitions	29,494	386	29,880
Purchase price allocation adjustments for prior acquisitions	1,060	61	1,121
Effect of foreign exchange rate fluctuations	—	8,168	8,168

Balance at the end of the period	$242,036	$95,463	$337,499

10. Other Assets
     Other assets consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Debt issue costs, net of accumulated amortization of $6,403 and $5,787 as of June 30, 2008 and December 31, 2007, respectively	$6,306	$7,822
Acquisition deposits and deferred acquisition costs	12,758	9,407
Other assets	583	512

	$19,647	$17,741

     Included in acquisition deposits and deferred acquisition costs as of June 30, 2008 and December 31, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida.
11. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following (unaudited):

	June 30,	December 31,
	2008	2007
Deferred revenue	$11,320	$11,613
Accrued waste disposal and subcontractor costs	8,535	7,379
Accrued compensation and benefits	8,524	12,317
Accrued acquisition costs	8,048	1,200
Accrued insurance	6,596	6,055
Accrued closure and post-closure obligations	4,279	4,153
Accrued interest	4,061	4,588
Accrued royalties and franchise fees	3,121	3,239
Accrued capital expenditures	1,767	2,233
Accrued federal and provincial current taxes payable	1,436	8,158
Accrued professional fees	1,024	970
Current portion of capital lease obligations	239	232
Other accrued expenses and current liabilities	4,729	3,201

	$63,679	$65,338

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Debt
     Debt consists of the following (unaudited):

	June 30,	December 31,
	2008	2007
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 5.2% and 7.4% as of June 30, 2008 and December 31, 2007, respectively, due $592 per quarter from September 2009 through March 2010 and $57,409 per quarter thereafter, due March 2011	231,410	273,910
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $1,835 and $2,126 at June 30, 2008 and December 31, 2007, respectively)	7,421	7,932
Other subordinated notes payable, interest at 6.7%, due through 2017	2,498	2,598

	401,329	444,440
Less: Current portion	(1,290)	(2,631)

Long-term portion	$400,039	$441,809

Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Credit Facilities. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As of June 30, 2008, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.
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
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of June 30, 2008 approximates $7.2 million, and will accrete at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.
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
Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Credit Facilities. As of June 30, 2008 there were no amounts outstanding under the facility.
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
     In March 2005, we filed a Complaint against Waste Management, Inc. in the United States District Court in the Middle District of Florida (Orlando). The Complaint alleged that Waste Management sought to prevent us from establishing ourselves as an effective competitor to Waste Management in the State of Florida, by tortiously interfering with our business relationships and committing antitrust violations under both federal and Florida law. We sought in excess of $25.0 million in damages against Waste Management. If we were successful in our suit under antitrust laws, Waste Management would have been liable for treble damages. On February 9, 2007, the Court granted summary judgment dismissing all of our claims. Our appeal of the dismissal by the United States Court of Appeals for the 11th Circuit was denied in May 2008.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     No provision has been made in these financial statements for the above matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2008 and December 31, 2007, we provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $84.9 million and $87.4 million, respectively, to collateralize our obligations.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2008, and included in the $84.9 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.2 million to secure the liability for losses within the deductible limit.
     The changes in insurance reserves for our U.S. operations for the six months ended June 30, 2008 and 2007 are as follows (unaudited):

	Six Months Ended June 30,
	2008	2007

Balance at the beginning of the period	$6,055	$5,327
Provisions	2,921	2,214
Payments	(2,742)	(2,250)
Unfavorable claim development for prior periods	362	62

Balance at the end of the period	$6,596	$5,353

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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of June 30 2008, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.
Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of June 30, 2008 and December 31, 2007, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.
Migration Transaction
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 29,219,011 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 3,076,558 common shares of Waste Services (CA) held by non-U.S. residents and who elected to receive exchangeable shares, into 9,229,676 exchangeable shares of Waste Services (CA) which are exchangeable for 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$3,930	$(14,405)	$16,639	$(18,078)
Foreign currency translation adjustment	1,270	14,505	(6,031)	16,103

Comprehensive income (loss)	$5,200	$100	$10,608	$(1,975)

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
     We do not have significant (in volume or dollars) inter-segment operation-related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.” Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2008 and 2007 is as follows (unaudited):

	Three Months Ended June 30, 2008
	Florida	Canada	Corporate	Total

Revenue	$60,774	$67,508	$—	$128,282
Depreciation, depletion and amortization	6,610	4,671	339	11,620
Income (loss) from operations	10,099	13,509	(6,773)	16,835
Capital expenditures	5,819	3,879	294	9,992

	Three Months Ended June 30, 2007
	Florida	Canada	Corporate	Total

Revenue	$63,563	$55,858	$—	$119,421
Depreciation, depletion and amortization	9,356	4,652	333	14,341
Income (loss) from operations	7,797	10,418	(6,148)	12,067
Capital expenditures	10,503	3,628	324	14,455

	Six Months Ended June 30, 2008
	Florida	Canada	Corporate	Total

Revenue	$120,862	$124,028	$—	$244,890
Depreciation, depletion and amortization	13,433	9,282	695	23,410
Income (loss) from operations	20,214	22,851	(14,146)	28,919
Capital expenditures	7,501	12,492	406	20,399

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	Florida	Canada	Corporate	Total

Revenue	$113,760	$100,660	$—	$214,420
Depreciation, depletion and amortization	16,732	8,315	652	25,699
Income (loss) from operations	15,441	16,709	(13,218)	18,932
Capital expenditures	13,738	7,272	848	21,858
17. Condensed Consolidating Financial Statements
     Waste Services is the primary obligor under the Senior Subordinated Notes, however Waste Services has no independent operating assets or operations, and the guarantees of our domestic subsidiaries, which are all wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. Presented below are our Unaudited Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007 and the related Unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the Unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2008 and 2007 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the non-guarantor Canadian subsidiaries (“Non-guarantors”):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$22,287	$199	$11,062	$—	$33,548
Accounts receivable, net	—	28,858	37,062	—	65,920
Prepaid expenses and other current assets	613	2,268	5,599	—	8,480

Total current assets	22,900	31,325	53,723	—	107,948

Property and equipment, net	205	97,795	92,375	—	190,375
Landfill sites, net	—	173,387	16,789	—	190,176
Goodwill and other intangible assets, net	—	290,773	100,637	—	391,410
Other assets	19,485	162	—	—	19,647
Due from affiliates	1,867	—	—	(1,867)	—
Investment in subsidiary	775,143	—	—	(775,143)	—

Total assets	$819,600	$593,442	$263,524	$(777,010)	$899,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,734	$1,754	$11,484	$—	$21,972
Accrued expenses and other current liabilities	23,637	23,027	17,015	—	63,679
Short-term financing and current portion of long-term debt	1,081	209	—	—	1,290

Total current liabilities	33,452	24,990	28,499	—	86,941
Long-term debt	397,751	2,288	—	—	400,039
Accrued closure, post-closure, deferred income taxes and other obligations	25,200	7,114	17,065	—	49,379
Due to affiliates	—	—	1,867	(1,867)	—

Total liabilities	456,403	34,392	47,431	(1,867)	536,359

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	362,758	559,050	216,093	(775,143)	362,758

Total shareholders’ equity	363,197	559,050	216,093	(775,143)	363,197

Total liabilities and shareholders’ equity	$819,600	$593,442	$263,524	$(777,010)	$899,556

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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$60,774	$67,508	$—	$128,282

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	39,468	44,137	—	83,605
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	3,430	4,879	8,196	—	16,505
Depreciation, depletion and amortization	25	6,610	4,985	—	11,620
Foreign exchange gain and other	—	(282)	(1)	—	(283)
Equity earnings in investees, net of tax	(15,063)	—	—	15,063	—

Income from operations	11,608	10,099	10,191	(15,063)	16,835
Interest expense	7,678	42	82	—	7,802

Income from continuing operations before income taxes	3,930	10,057	10,109	(15,063)	9,033
Income tax provision	—	1,804	3,199	—	5,003

Net income from continuing operations	3,930	8,253	6,910	(15,063)	4,030
Loss on sale of discontinued operations, net of income tax benefit of $64	—	(100)	—	—	(100)

Net income	$3,930	$8,153	$6,910	$(15,063)	$3,930

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$63,563	$55,858	$—	$119,421

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	41,901	36,598	—	78,499
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	3,417	4,632	6,629	—	14,678
Depreciation, depletion and amortization	17	9,356	4,968	—	14,341
Foreign exchange loss (gain) and other	3	(123)	(44)	—	(164)
Equity earnings in investees, net of tax	264	—	—	(264)	—

Income (loss) from operations	(3,701)	7,797	7,707	264	12,067
Interest expense	10,704	43	83	—	10,830

Income (loss) from continuing operations before income taxes	(14,405)	7,754	7,624	264	1,237
Income tax provision	—	1,692	2,715	—	4,407

Net income (loss) from continuing operations	(14,405)	6,062	4,909	264	(3,170)
Net income from discontinued operations, net of tax of nil	—	957	—	—	957
Loss on sale of discontinued operations, net of tax of nil	—	(12,192)	—	—	(12,192)

Net income (loss)	$(14,405)	$(5,173)	$4,909	$264	$(14,405)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$120,862	$124,028	$—	$244,890

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	78,384	81,765	—	160,149
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	7,094	9,314	16,461	—	32,869
Depreciation, depletion and amortization	49	13,433	9,928	—	23,410
Foreign exchange loss (gain) and other	1	(483)	25	—	(457)
Equity earnings in investees, net of tax	(41,606)	—	—	41,606	—

Income from operations	34,462	20,214	15,849	(41,606)	28,919
Interest expense	17,823	93	124	—	18,040

Income from continuing operations before income taxes	16,639	20,121	15,725	(41,606)	10,879
Income tax provision (benefit)	—	(3,717)	5,287	—	1,570

Net income from continuing operations	16,639	23,838	10,438	(41,606)	9,309
Net income from discontinued operations, net of income tax provision of $301	—	461	—	—	461
Gain on sale of discontinued operations, net of income tax provision of $4,485	—	6,869	—	—	6,869

Net income	$16,639	$31,168	$10,438	$(41,606)	$16,639

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$113,760	$100,660	$—	$214,420

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	73,837	67,429	—	141,266
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	8,272	7,907	12,931	—	29,110
Depreciation, depletion and amortization	31	16,732	8,936	—	25,699
Foreign exchange gain and other	(175)	(157)	(255)	—	(587)
Equity earnings in investees, net of tax	(10,386)	—	—	10,386	—

Income from operations	2,258	15,441	11,619	(10,386)	18,932
Interest expense	20,336	101	138	—	20,575

Income (loss) from continuing operations before income taxes	(18,078)	15,340	11,481	(10,386)	(1,643)
Income tax provision	—	1,788	4,356	—	6,144

Net income (loss) from continuing operations	(18,078)	13,552	7,125	(10,386)	(7,787)
Net income from discontinued operations, net of tax of nil	—	963	—	—	963
Loss on sale of discontinued operations, net of tax of nil	—	(11,254)	—	—	(11,254)

Net income (loss)	$(18,078)	$3,261	$7,125	$(10,386)	$(18,078)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(20,397)	$31,008	$12,033	$—	$22,644

Cash flows from investing activities:
Capital expenditures	(29)	(7,501)	(12,869)	—	(20,399)
Proceeds from sale of the Jacksonville, Florida operations	—	56,685	—	—	56,685
Proceeds from asset sales and business divestitures	10	773	99	—	882
Deposits for business acquisitions and other	(3,351)	—	(50)	—	(3,401)
Intercompany	80,100	—	—	(80,100)	—

Net cash provided by (used in) continuing operations	76,730	49,957	(12,820)	(80,100)	33,767
Net cash used in discontinued operations	—	(43)	—	—	(43)

Net cash used in investing activities	76,730	49,914	(12,820)	(80,100)	33,724

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(43,126)	(99)	—	—	(43,225)
Intercompany	—	(80,863)	763	80,100	—

Net cash provided by financing activities — continuing operations	(43,126)	(80,962)	763	80,100	(43,225)

Effect of exchange rate changes on cash and cash equivalents	—	—	(301)	—	(301)

Increase (decrease) in cash and cash equivalents	13,207	(40)	(325)	—	12,842
Cash and cash equivalents at the beginning of the period	9,080	239	11,387	—	20,706

Cash and cash equivalents at the end of the period	$22,287	$199	$11,062	$—	$33,548

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(24,048)	$34,639	$14,223	$—	$24,814

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(30,491)	(1,397)	—	(31,888)
Capital expenditures	(104)	(13,738)	(8,016)	—	(21,858)
Proceeds from asset sales	—	16,050	41	—	16,091
Deposits for business acquisitions and other	(7,919)	(54)	(1,555)	—	(9,528)
Intercompany	3,056	—	—	(3,056)	—

Net cash used in continuing operations	(4,967)	(28,233)	(10,927)	(3,056)	(47,183)
Net cash used in discontinued operations	—	(4,496)	—	—	(4,496)

Net cash used in investing activities	(4,967)	(32,729)	(10,927)	(3,056)	(51,679)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,014	—	—	—	84,014
Principal repayments of debt and capital lease obligations	(49,033)	(157)	—	—	(49,190)
Proceeds from the exercise of options and warrants	5	—	—	—	5
Fees paid for financing costs	(1,191)	—	—	—	(1,191)
Intercompany	—	(1,770)	(1,286)	3,056	—

Net cash provided by financing activities — continuing operations	33,795	(1,927)	(1,286)	3,056	33,638

Effect of exchange rate changes on cash and cash equivalents	—	—	740	—	740

Increase (decrease) in cash and cash equivalents	4,780	(17)	2,750	—	7,513
Cash and cash equivalents at the beginning of the period	2,190	563	5,779	—	8,532

Cash and cash equivalents at the end of the period	$6,970	$546	$8,529	$—	$16,045

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
     Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. We may also manage our exposure to commodity price fluctuations through the use of commodity brokers who will arrange for the sale of recyclable materials from our collection operations to third-party purchasers.

Expense Structure
     Our cost of operations primarily includes tipping fees and related disposal costs, labor and related benefit costs, equipment maintenance, fuel, vehicle, liability and workers’ compensation insurance and landfill capping, closure and post-closure costs. Our strategy is to create vertically integrated operations where possible, using transfer stations to link collection operations with our landfills to increase internalization of our waste volume. Internalization lowers our disposal costs by allowing us to eliminate tipping fees otherwise paid to third-party landfill or transfer station operators. We believe that internalization provides us with a competitive advantage by allowing us to be a low cost provider in our markets. We expect that our internalization will gradually increase over time as we develop our network of transfer stations and maximize delivery of collection volumes to our landfill sites.
     In markets where we do not have our own landfills, we seek to secure disposal arrangements with municipalities or private owners of landfills or transfer stations. In these markets, our ability to maintain competitive prices for our collection services is generally dependent upon our ability to secure competitive disposal pricing. If owners of third-party disposal sites discontinue our arrangements, we would have to seek alternative disposal sites which could impact our profitability and cash flow. In addition, if third-party disposal sites increase their tipping fees and we are unable to pass these increases on to our collection customers, our profitability and cash flow would be negatively impacted.
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
     We capitalize certain third-party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition, at which point they are charged to current earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred.
Acquisitions and Dispositions
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market, to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. Should the construction and demolition landfill site not obtain certain permits relating to an expansion of at least 2.4 million cubic yards by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Accordingly, we have deferred this portion of the proceeds, net of our $3.0 million cost basis. Should these permits be obtained, we will recognize an additional gain on sale of $7.0 million. Should the property be returned to us, we will record the property at the lower of its cost or current fair market value on the date it is returned. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make a prepayment of the term notes under the Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.
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
     In April 2007, we completed the acquisition of a hauling and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $19.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or July 29, 2008, and delivery of title to the property. However, as all state operating permits have not been received, in June 2008 we paid an additional deposit of $1.0 million to extend the closing up to an additional six months to January 2009. To date, we have advanced $9.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our southwest Florida landfill site acquired in December 2006. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.
     In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million including net working capital between the two operations and transaction costs.
     We have presented the net assets and operations of our Jacksonville, Florida operations, Arizona operations and Texas operations as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $9.5 million for the three months ended June 30, 2008 and 2007, respectively, and $4.7 million and $23.4 million for the six months ended June 30, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was nil and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we recognized a pre-tax gain on disposal of $11.4 million relative to the sale of the Jacksonville, Florida operations and an associated income tax provision of $4.5 million. In March 2007, we recognized a gain on disposal of $0.9 million relative to the sale of the Arizona operations, and in June 2007, we recognized a loss on disposal of $12.2 million relative to the sale of the Texas operations. No income tax provision or benefit has been attributed to the Arizona or Texas disposals. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was approximately $23.6 million and $21.0 million of goodwill, respectively. The decrease in pre-tax net income from discontinued operations for 2008 compared to 2007 relates primarily to the exclusion of our Jacksonville, Florida operations for the second quarter of 2008.
Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables or payables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

     Our consolidated results of operations for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30, 2008
	Florida		Canada		Total

Revenue	$60,774	100.0%	$67,508	100.0%	$128,282	100.0%
Operating expenses:
Cost of operations	39,468	64.9%	44,137	65.4%	83,605	65.2%
Selling, general and administrative expense	8,309	13.7%	8,196	12.1%	16,505	12.9%
Depreciation, depletion and amortization	6,635	10.9%	4,985	7.4%	11,620	9.1%
Foreign exchange gain and other	(282)	-0.4%	(1)	0.0%	(283)	-0.3%

Income from operations	$6,644	10.9%	$10,191	15.1%	$16,835	13.1%

	Three Months Ended June 30, 2007
	Florida		Canada		Total

Revenue	$63,563	100.0%	$55,858	100.0%	$119,421	100.0%
Operating expenses:
Cost of operations	41,901	65.9%	36,598	65.5%	78,499	65.7%
Selling, general and administrative expense	8,049	12.7%	6,629	11.9%	14,678	12.3%
Depreciation, depletion and amortization	9,373	14.7%	4,968	8.9%	14,341	12.0%
Foreign exchange gain and other	(120)	-0.2%	(44)	-0.1%	(164)	-0.1%

Income from operations	$4,360	6.9%	$7,707	13.8%	$12,067	10.1%

	Six Months Ended June 30, 2008
	Florida		Canada		Total

Revenue	$120,862	100.0%	$124,028	100.0%	$244,890	100.0%
Operating expenses:
Cost of operations	78,384	64.9%	81,765	65.9%	160,149	65.4%
Selling, general and administrative expense	16,408	13.6%	16,461	13.3%	32,869	13.4%
Depreciation, depletion and amortization	13,482	11.2%	9,928	8.0%	23,410	9.6%
Foreign exchange loss (gain) and other	(482)	-0.5%	25	0.0%	(457)	-0.2%

Income from operations	$13,070	10.8%	$15,849	12.8%	$28,919	11.8%

	Six Months Ended June 30, 2007
	Florida		Canada		Total

Revenue	$113,760	100.0%	$100,660	100.0%	$214,420	100.0%
Operating expenses:
Cost of operations	73,837	64.9%	67,429	67.0%	141,266	65.9%
Selling, general and administrative expense	16,179	14.2%	12,931	12.8%	29,110	13.6%
Depreciation, depletion and amortization	16,763	14.7%	8,936	8.9%	25,699	12.0%
Foreign exchange gain and other	(332)	-0.2%	(255)	-0.2%	(587)	-0.3%

Income from operations	$7,313	6.4%	$11,619	11.5%	$18,932	8.8%

Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Collection	$104,865	74.0%	$98,430	74.3%	$201,370	74.4%	$174,195	73.0%
Landfill disposal	12,757	9.0%	13,770	10.4%	24,586	9.1%	27,336	11.5%
Transfer station	17,896	12.6%	15,480	11.7%	32,567	12.0%	29,267	12.3%
Material recovery facilities	5,607	4.0%	4,483	3.4%	11,393	4.2%	7,405	3.1%
Other specialized services	633	0.4%	369	0.2%	824	0.3%	509	0.1%

	141,758	100.0%	132,532	100.0%	270,740	100.0%	238,712	100.0%
Intercompany elimination	(13,476)		(13,111)		(25,850)		(24,292)

	$128,282		$119,421		$244,890		$214,420

     Revenue was $128.3 million and $119.4 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $8.9 million or 7.4%. The decrease in revenue from our Florida operations for the three months ended June 30, 2008 of $2.7 million or 4.4% was driven by decreased collection, primarily in our industrial and commercial lines of business, third-party transfer station and landfill volumes of $6.1 million and other net decreases of $2.0 million, primarily related to the expiration or assignment of certain lower margin residential and commercial collection contracts. Offsetting these decreases were price increases of $4.4 million, of which $2.4 million related to fuel and environmental surcharges, and acquisitions net of dispositions of $1.0 million.
     The increase in revenue from our Canadian operations for the three months ended June 30, 2008 of $11.6 million or 20.8% was due to price increases of $4.9 million, of which $2.0 million related to fuel and environmental surcharges and organic volume growth of $2.1 million. Offsetting these increases were decreases of $1.2 million, primarily related to the loss of residential contracts. The favorable effect of foreign exchange movements increased revenue by $5.8 million.
     Revenue was $244.9 million and $214.4 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $30.5 million or 14.2%. The increase in revenue from our Florida operations for the six months ended June 30, 2008 of $7.2 million or 6.2% was driven by acquisitions net of dispositions of $19.2 million and price increases of $6.8 million, of which $3.2 million related to fuel and environmental surcharges. Offsetting these net increases were decreased collection, primarily in our industrial and commercial lines of business, third-party transfer station and landfill volumes of $12.4 million and other net decreases of $6.4 million, primarily related to the expiration or assignment of certain lower margin residential and commercial collection contracts.
     The increase in revenue from our Canadian operations for the six months ended June 30, 2008 of $23.3 million or 23.1% was due to price increases of $7.9 million, of which $2.9 million related to fuel and environmental surcharges and organic volume growth of $3.6 million. Offsetting these increases were decreases of $2.1 million, primarily related to the loss of residential contracts. The favorable effect of foreign exchange movements increased revenue by $13.9 million.
     Cost of Operations
     Cost of operations was $83.6 million and $78.5 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $5.1 million or 6.5%. As a percentage of revenue, cost of operations was 65.2% and 65.7% for the three months ended June 30, 2008 and 2007, respectively.
     The decrease in cost of operations from our Florida operations for the three months ended June 30, 2008 of $2.4 million or 5.8% was due to lower costs for third-party disposal due to overall lower collection volumes of $2.3 million, lower variable labor costs of $1.1 million and decreased insurance and support costs of $0.1 million. Offsetting these decreases were increased fuel costs of $1.0 million and increases in other operating costs of $0.1 million. As a percentage of revenue, cost of operations was 64.9% and 65.9% for the three months ended June 30, 2008 and 2007, respectively. The improvement in our domestic gross margin is primarily due to cost control measures as well as pricing initiatives.

     The increase in cost of operations from our Canadian operations for the three months ended June 30, 2008 of $7.5 million or 20.5% was due to increased disposal volumes and costs of $1.8 million, increased fuel costs of $1.3 million and increased labor costs of $0.6 million. The unfavorable effect of foreign exchange movements was $3.8 million. Cost of operations as a percentage of revenue remained consistent at 65.4% and 65.5% for the three months ended June 30, 2008 and 2007, respectively as pricing initiatives were offset by higher operating costs and a lower relative mix of landfill revenue.
     Cost of operations was $160.1 million and $141.3 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $18.8 million or 13.4%. As a percentage of revenue, cost of operations was 65.4% and 65.9% for the six months ended June 30, 2008 and 2007, respectively.
     The increase in cost of operations from our Florida operations for the six months ended June 30, 2008 of $4.5 million or 6.2% was due to acquisitions of $10.7 million and increased fuel costs of $1.3 million. Offsetting these increases were lower costs for disposal due to overall lower collection volumes of $4.3 million, lower variable labor costs of $2.2 million, lower insurance and support costs of $0.4 million and decreases in other operating costs of $0.6 million. Cost of operations as a percentage of revenue remained consistent at 64.9% for the six months ended June 30, 2008 and 2007 as pricing initiatives were offset by a lower relative mix of landfill revenue.
     The increase in cost of operations from our Canadian operations for the six months ended June 30, 2008 of $14.3 million or 21.3% was due to increased disposal volumes and costs of $2.1 million, increased fuel costs of $2.0 million and increased labor costs of $1.4 million. These increases were offset by decreases in vehicle repair and maintenance and other operating costs of $0.4 million. The unfavorable effect of foreign exchange movements was $9.2 million. Cost of operations as a percentage of revenue decreased to 65.9% from 67.0% for the six months ended June 30, 2008 and 2007, respectively, primarily due to pricing initiatives.
     Selling, General and Administrative Expense
     Selling, general and administrative expense was $16.5 million and $14.7 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $1.8 million or 12.4%. As a percentage of revenue, selling, general and administrative expense was 12.9% and 12.3% for the three months ended June 30, 2008 and 2007, respectively. The overall increase in selling, general and administrative expense is primarily due to increased labor costs of $1.2 million, of which $0.5 million relates to increased stock-based compensation expense. These increased costs were offset by other reductions in general and administrative costs of $0.1 million. The unfavorable effect of foreign exchange movements was $0.7 million.
     Selling, general and administrative expense was $32.9 million and $29.1 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $3.8 million or 12.9%. As a percentage of revenue, selling, general and administrative expense was 13.4% and 13.6% for the six months ended June 30, 2008 and 2007, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions net of dispositions of $1.3 million and increased labor costs of $2.0 million, of which $1.0 million relates to increased stock-based compensation expense. These increased costs were offset by reductions in other general and administrative costs of $1.3 million, primarily related to decreased legal and other professional fees related to our litigation with Waste Management, which is more fully described in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this filing. The unfavorable effect of foreign exchange movements was $1.8 million.
     Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $11.6 million and $14.3 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $2.7 million or 19.0%. As a percentage of revenue, depreciation, depletion and amortization was 9.1% and 12.0% for the three months ended June 30, 2008 and 2007, respectively. This decrease primarily relates to decreased landfill depletion of $1.6 million, which is primarily due to decreased third-party and internal disposal volumes at our domestic and Canadian landfills. Additionally, a permitted expansion at one of our disposal sites lowered our domestic depletion rate. Amortization of intangible assets decreased $1.4 million primarily due to the expiration of a certain collection agreement. Foreign exchange rate movements had an unfavorable effect of $0.4 million. Landfill depletion rates for our U.S. landfills ranged from $4.35 to $6.16 per ton and $3.55 to $7.81 per ton during the three months ended June 30, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the three months ended June 30, 2008 and 2007, respectively.
     Depreciation, depletion and amortization was $23.4 million and $25.7 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $2.3 million or 8.9%. As a percentage of revenue, depreciation, depletion and amortization was 9.6% and 12.0% for the six months ended June 30, 2008 and 2007, respectively. Acquisitions net of dispositions accounted for an increase in depreciation, depletion and amortization of $0.9 million. This increase was offset by an overall decrease in landfill depletion of $3.0 million, which is primarily due to decreased third-party and internal disposal volumes at our domestic and Canadian landfills. Additionally, a permitted expansion at one of our disposal sites lowered our domestic depletion rate. Amortization of intangible assets decreased $1.0 million primarily due to the expiration of a certain collection agreement. Foreign exchange rate movements had an unfavorable effect of $1.1 million. Landfill depletion rates for our U.S. landfills ranged from $4.02 to $6.16 per ton and $3.55 to $7.81 per ton during the six months ended June 30, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the six months ended June 30, 2008 and 2007, respectively.
     Foreign Exchange Gain and Other
     Foreign exchange gain and other was $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. The foreign exchange gain relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars. Other items primarily relate to gains on sales of equipment.
     Interest Expense
     The components of interest expense for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Credit Facility and Senior Subordinated Note interest	$6,827	$9,589	$15,535	$18,524
Amortization of debt issue costs	478	831	1,516	1,315
Other interest expense	497	410	989	736

	$7,802	$10,830	$18,040	$20,575

     Interest expense was $7.8 million and $10.8 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $3.0 million or 28.0%. Interest expense on the Credit Facilities and the Senior Subordinated Notes decreased $2.8 million for the three months ended June 30, 2008 due primarily to lower average rates on our Credit Facilities and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the Credit Facilities was 5.2% and 8.1% for the three months ended June 30, 2008 and 2007, respectively.
     Interest expense was $18.0 million and $20.6 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $2.6 million or 12.3%. Interest expense on the Credit Facilities and the Senior Subordinated Notes decreased $3.0 million for the six months ended June 30, 2008 due primarily to lower average rates on our Credit Facilities and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the Credit Facilities was 6.2% and 8.2% for the six months ended June 30, 2008 and 2007, respectively.
     In March 2008 we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As such we expensed $0.5 million of unamortized debt issue cost related to the retirement.

     Income Tax Provision (Benefit)
     The provision for income taxes from continuing operations for the three months ended June 30, 2008 was $5.0 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $3.2 million provision for our Canadian operations. The provision for income taxes from continuing operations for the six months ended June 30, 2008 was $1.6 million, which was comprised of a $3.7 million benefit for our U.S. operations and parent company and a $5.3 million provision for our Canadian operations. Due to the start-up nature of our U.S. operations, we provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. However, as a result of the gain on sale of our Jacksonville, Florida operations we have benefited $4.8 million of our previously fully reserved net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For the three and six months ended June 30, 2008, the portion of our domestic deferred provision related to goodwill approximated $1.7 million and $3.6 million, respectively. We expect that during the remainder of 2008 our domestic provision for deferred tax liabilities for goodwill will approximate $1.7 million per quarter. Should we continue to generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective rate for the remainder of 2008. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during the remainder of 2008.
     We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2008 our Canadian statutory rate will approximate 32.5%, however as a result of stock-based compensation our effective rate is expected to approximate 33.0% to 35.0%. For the three and six months ended June 30, 2008, we paid C$3.0 million and C$12.5 million respectively in cash relative to our actual 2007 and estimated 2008 tax liabilities in Canada. We expect our remaining 2008 estimated tax payments to approximate $3.0 million per quarter.
     The income tax provision from discontinued operations for the six months ended June 30, 2008 was 0.3 million. The income tax provision for the gain on sale of the Jacksonville, Florida operations was $4.5 million for the six months ended June 30, 2008. No tax provision was attributable to discontinued operations for the three and six months ended June 30, 2007 and a benefit of $0.1 million was allocated for the three months ended June 30, 2008. The income tax provision for discontinued operations is based on our expected effective tax rate for those operations.
     The income tax provision from continuing operations for the three months ended June 30, 2007 was $4.4 million, which was comprised of a $1.7 million provision for our U.S. operations and parent company and a $2.7 million provision for our Canadian operations. The income tax provision from continuing operations for the six months ended June 30, 2007 was $6.1 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $4.3 million provision for our Canadian operations. The domestic provision was lower than would be expected as the sale of our Arizona operations during the first quarter of 2007 generated a reversal of excess deferred tax liabilities of approximately $1.8 million.
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
     Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities (the “Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Credit Facilities. The Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through

March 31, 2011. The Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Credit Facilities. As of June 30, 2008, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. In March 2008 we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As of July 22, 2008, there were no amounts outstanding on the revolving credit facility, while $13.2 million and $13.4 million of revolver capacity were used to support outstanding letters of credit in the U.S. and Canada, respectively.
     Our Credit Facilities, as amended, contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum consolidated interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. The following table sets forth our financial covenant levels for the current and each of the following four quarters:

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio

Second quarter — 2008	4.00 : 1.00	2.50 : 1.00	2.50 : 1.00
Third quarter — 2008	4.00 : 1.00	2.50 : 1.00	2.50 : 1.00
Fourth quarter — 2008	4.00 : 1.00	2.00 : 1.00	2.50 : 1.00
First quarter — 2009	4.00 : 1.00	N/A	2.50 : 1.00
Second quarter — 2009	4.00 : 1.00	N/A	2.50 : 1.00
     As of June 30, 2008, we are in compliance with the financial covenants, as amended, and we expect to continue to be in compliance in future periods. However, our Maximum Consolidated Senior Secured Leverage Ratio becomes more restrictive during the latter part of 2008. If we do not achieve our expected levels of profitability or fail to make planned payments to reduce our secured debt we may not be in compliance with our covenants. We expect to refinance our Credit Facilities in late 2008 or early 2009. However, there can be no assurance that we will be successful in obtaining sufficient replacement financing or that any refinancing will be obtainable on terms that are favorable to us. As such, we may incur greater interest expense and financing costs in future periods. If we are unable to refinance our Credit Facilities or obtain alternative sources of funding, we may be required to sell additional debt, equity or assets in order to meet our repayment obligations, which may not be possible. Should we refinance these facilities before their scheduled maturity, we may incur an additional interest charge relative to our unamortized debt issue costs. As of June 30, 2008 there was $2.8 million of unamortized debt issue costs relative to these Credit Facilities.
     Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was issued as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of June 30, 2008 approximates $7.2 million, and will accrete interest at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.
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
     Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Credit Facilities. As of June 30, 2008 and July 22, 2008, the facility was undrawn.
     Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2008, we provided customers, our insurers and various regulatory authorities with such bonds and letters of credit amounting to approximately $84.9 million to collateralize our obligations. The majority of these obligations are renewed on an annual basis.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2008 and included in the $84.9 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.2 million to secure the liability for losses within the deductible limit.
     Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the six months ended June 30, 2008 and 2007.
     Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $21.5 million and $20.4 million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash provided by operating activities is primarily due to increased cash from operations before working capital changes of $10.2 million, which primarily relates to increased profitability of our operations. This increase was offset by investments in working capital, which were $11.0 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. The primary component of the working capital decrement during the six months ended June 30, 2008 relates to taxes paid for our Canadian operations.
     Cash Flows from Investing Activities
     Cash provided by (used in) investing activities of our continuing operations was $33.8 million and $(47.2) million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, cash provided by investing activities relates to the disposal of our Jacksonville, Florida operations, which was offset by capital expenditures and deposits for business acquisitions. Capital expenditures for continuing operations were $20.4 million and $21.9 million for the six months ended June 30, 2008 and 2007, respectively. Other cash uses during the six months ended June 30, 2007 related to the acquisition of Allied Waste’s

South Florida operations and other acquisition related deposits, offset by proceeds from the disposal of our Texas operations.
     Cash Flows from Financing Activities
     Cash provided by (used in) financing activities of our continuing operations was $(43.2) million and $33.6 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in financing activities for the six months ended June 30, 2008 primarily relates to a prepayment of our Credit Facilities from a portion of the proceeds from the sale of our Jacksonville, Florida operations. Cash provided by financing activities for the six months ended June 30, 2007 primarily relates to draws on our Credit Facilities to finance the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits.
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
     Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has expired. Details of these agreements are further described in the notes to our Unaudited Condensed Consolidated Financial Statements. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director. Details of these agreements are further described in our annual financial statements for the year ended December 31, 2007, as filed on Form 10-K.

Landfill Sites
     The following table reflects landfill capacity activity for the six months ended June 30, 2008 for permitted landfills owned by us, which are part of our continuing operations. This table is exclusive of our construction and demolition landfill site that was divested as part of the sale of our Jacksonville, Florida operations in March 2008 (in thousands of cubic yards):

	Balance,			Balance,
	Beginning	Landfills	Airspace	End
	of Period	Expanded	Consumed	of Period

United States
Permitted capacity	51,255	29,577	(1,151)	79,681
Probable expansion capacity	29,577	(29,577)	—	—

Total available airspace	80,832	—	(1,151)	79,681

Number of sites	3	—	—	3
Canada
Permitted capacity	11,564	—	(196)	11,368
Probable expansion capacity	4,709	—	—	4,709

Total available airspace	16,273	—	(196)	16,077

Number of sites	3	—	—	3
Total
Permitted capacity	62,819	29,577	(1,347)	91,049
Probable expansion capacity	34,286	(29,577)	—	4,709

Total available airspace	97,105	—	(1,347)	95,758

Number of sites	6	—	—	6
     During April 2008, 29.6 million cubic yards of domestic expansion capacity was formally permitted and as such we have reclassified it to permitted capacity.
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
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at June 30, 2008 is estimated at $230.3 million and $160.0 million, respectively, based on quoted market prices.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the six months ended June 30, 2008, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.8 million.
     As of June 30, 2008, we were exposed to variable interest rates under our Credit Facilities, as amended. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.3 million for the six months ended June 30, 2008.
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
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     On June 12, 2008, we held our annual meeting. At the annual meeting, Michael B. Lazar, Lucien Rémillard and Jack E. Short were re-elected as directors to hold office until the 2011 annual meeting.
     The following table sets forth the number of votes cast for or withheld for each director nominee:

		Number of
	Number of	Votes
Director	Votes For	Withheld

Michael B. Lazar	37,664,797	3,372,652
Lucien Rémillard	36,606,976	4,430,473
Jack E. Short	37,617,710	3,419,739
     The directors whose terms of office continued after the meeting were: Charles E. McCarthy, Wallace L. Timmeny, Michael J. Verrochi (holding office until the 2009 annual meeting) and Gary W. DeGroote, George E. Matelich and David Sutherland-Yoest (holding office until the 2010 annual meeting).

Item 5. Other Information
     Brian A. Goebel, age 41, was appointed our Senior Vice President, Controller and Chief Accounting Officer, effective July 22, 2008, and has been our Vice President, Controller and Chief Accounting Officer since October 1, 2003 and served as our Acting Chief Financial Officer from September 1, 2006 until March 12, 2007. Prior to joining us, Mr. Goebel was the Assistant Controller, ANC Rental Corporation.
     We entered into an employment agreement with Mr. Goebel dated as of July 22, 2008. The agreement continues until terminated and provides for a base salary of $236,900, subject to annual review and eligibility for a performance based cash bonus with a target of 60% of his base salary. By the terms of the agreement, if we terminate Mr. Goebel’s employment other than for “cause”, death or disability or if he terminates his employment with us for “good reason” (as such terms are defined in the employment agreement), he is entitled to continuance of his base salary for a period of two years and to receive two times his average bonus in the prior two fiscal years (“Bonus Average”) in equal installments over 24 months and all options then outstanding will vest and continue to be exercisable in accordance with the terms of the stock option plan pursuant to which such options were granted, as then in effect. If a change of control has occurred within two years preceding or one year after the effective date of termination of his employment by us without “cause” or by Mr. Goebel for “good reason”, then Mr. Goebel is entitled to be paid a lump sum of two times the sum of his base salary and Bonus Average. On termination by reason of death or disability, Mr. Goebel’s entitlement is to be paid two times his base salary and his Bonus Average in equal installments over 24 months and all of his options then outstanding vest and continue to be exercisable in accordance with the terms of the plan pursuant to which the options were granted, as then in effect. Mr. Goebel’s employment agreement also provides for benefits and perquisites, some of which will continue after his termination, and prohibits Mr. Goebel from competing against us during the term of his employment and for a specified period of time following his termination.
     Mr. Goebel does not have any family relationship with any other of our Executive Officers or Directors, or with any person selected to become an officer or a director. Neither Mr. Goebel nor any member of his immediate family is party to any transaction or proposed transaction with the Company.
Item 6. Exhibits

Exhibit 10.1	Employment Agreement dated as of July 22, 2008 between Waste Services, Inc. and Brian A. Goebel.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE SERVICES, INC.

Date: July 25, 2008

	By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
Chairman of the Board, President and Chief Executive Officer

	By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 10.1	Employment Agreement dated as of July 22, 2008 between Waste Services, Inc. and Brian A. Goebel.

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.