Form 10-Q
period 2008-09-30
WASTE SERVICES, INC.
filed 2008-10-23
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 20, 2008 was 46,081,648 (assuming exchange of 6,288,637 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,096,212 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,995	$20,706
Accounts receivable (net of allowance for doubtful accounts of $508 and $985 as of September 30, 2008 and December 31, 2007, respectively)	62,281	67,195
Prepaid expenses and other current assets	7,375	11,338
Current assets of discontinued operations	—	167

Total current assets	110,651	99,406

Property and equipment, net	194,742	192,598
Landfill sites, net	190,108	190,451
Goodwill and other intangible assets, net	385,420	397,766
Other assets	19,562	17,741
Non-current assets of discontinued operations	—	40,526

Total assets	$900,483	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,353	$26,641
Accrued expenses and other current liabilities	70,437	65,338
Short-term financing and current portion of long-term debt	1,906	2,631
Current liabilities of discontinued operations	—	765

Total current liabilities	94,696	95,375

Long-term debt	399,110	441,809
Deferred income taxes, accrued closure, post-closure and other obligations	48,435	48,514
Non-current liabilities of discontinued operations	—	2,195

Total liabilities	542,241	587,893

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,985,436 and 43,972,362 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	439	439
Additional paid-in capital	513,131	510,286
Accumulated other comprehensive income	50,711	66,017
Accumulated deficit	(206,039)	(226,147)

Total shareholders’ equity	358,242	350,595

Total liabilities and shareholders’ equity	$900,483	$938,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$125,745	$123,774	$370,635	$338,194

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	82,512	80,729	242,661	221,995
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	15,074	18,205	47,943	47,315
Depreciation, depletion and amortization	11,503	15,370	34,826	40,845
Foreign exchange loss (gain) and other	135	650	(322)	63

Income from operations	16,521	8,820	45,527	27,976
Interest expense	7,730	10,243	25,770	30,818

Income (loss) from continuing operations before income taxes	8,791	(1,423)	19,757	(2,842)
Income tax provision	5,322	4,474	6,892	10,618

Net income (loss) from continuing operations	3,469	(5,897)	12,865	(13,460)
Net income from discontinued operations, net of income tax provision of $301 for the nine months ended September 30, 2008 and nil for all other periods	—	1,071	374	1,810
Gain (loss) on sale of discontinued operations, net of income tax provision of $4,485 for the nine months ended September 30, 2008 and nil for all other periods	—	(198)	6,869	(11,452)

Net income (loss)	$3,469	$(5,024)	$20,108	$(23,102)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share — continuing operations	$0.08	$(0.13)	$0.28	$(0.29)
Earnings (loss) per share — discontinued operations	—	0.02	0.16	(0.21)

Basic and diluted earnings (loss) per share	$0.08	$(0.11)	$0.44	$(0.50)

Weighted average common shares outstanding — basic	46,079	46,007	46,076	45,984

Weighted average common shares outstanding — diluted	46,088	46,007	46,085	45,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(In thousands)

				Accumulated
	Waste Services, Inc.			Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance, December 31, 2007	43,972	$439	$510,286	$66,017	$(226,147)	$350,595
Stock-based compensation	—	—	2,785	—	—	2,785
Exercise of warrants	7	—	60	—	—	60
Conversion of exchangeable shares	6	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(15,306)	—	(15,306)
Net income	—	—	—	—	20,108	20,108

Balance, September 30, 2008	43,985	$439	$513,131	$50,711	$(206,039)	$358,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$20,108	$(23,102)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net loss (income) from discontinued operations	(7,243)	9,642
Depreciation, depletion and amortization	34,826	40,845
Amortization of debt issue costs	2,008	1,837
Deferred income tax provision (benefit)	(1,759)	3,766
Non-cash stock-based compensation expense	2,785	2,300
Severence costs expensed, exclusive of stock-based compensation expense	—	3,252
Other non-cash items	229	925
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	2,461	(4,540)
Prepaid expenses and other current assets	2,851	(776)
Accounts payable	(3,537)	384
Accrued expenses and other current liabilities	(3,806)	6,167

Net cash provided by continuing operations	48,923	40,700
Net cash provided by discontinued operations	1,163	6,653

Net cash provided by operating activities	50,086	47,353

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(32,289)
Capital expenditures	(39,220)	(45,301)
Proceeds from sale of the Jacksonville, Florida operations	56,685	—
Proceeds from asset sales	1,030	17,832
Deposits for business acquisitions and other	(3,876)	(9,820)

Net cash provided by (used in) continuing operations	14,619	(69,578)
Net cash used in discontinued operations	(43)	(5,510)

Net cash provided by (used in) investing activities	14,576	(75,088)

Cash flows from financing activities:
Proceeds from issuance of debt and draw on revolving credit facility	—	84,066
Principal repayments of debt and capital lease obligations	(43,597)	(49,537)
Proceeds from the exercise of options and warrants	60	691
Fees paid for financing transactions	—	(1,259)

Net cash provided by (used in) financing activities of continuing operations	(43,537)	33,961

Effect of exchange rate changes on cash and cash equivalents	(836)	1,240

Increase in cash and cash equivalents	20,289	7,466
Cash and cash equivalents at the beginning of the period	20,706	8,532

Cash and cash equivalents at the end of the period	$40,995	$15,998

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
     These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2007, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2007. Income taxes during these interim periods have been provided based on our anticipated annual effective income tax rate for each respective tax jurisdiction. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, revenue recognition, liabilities for potential litigation, valuation assumptions for share-based payments and deferred taxes.
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
     Basic earnings (loss) per share is calculated by dividing income (loss) by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us, on an as exchanged basis. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding, including the exchangeable shares, during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method. Contingently issuable shares are included in the computation of basic earnings (loss) per share when issuance of the shares is no longer contingent. Restricted stock units will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Restricted stock units will be included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were the end of the contingency period. Due to the net loss from continuing operations for the three and nine months ended September 30, 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive. Potentially dilutive securities not included in the diluted loss per share calculation, due to the net loss from continuing operations for the three and nine months ended September 30, 2007, are as follows (unaudited) (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Common Shares issuable under exercisable options	57	43
Common Shares issuable under exercisable warrants	669	625

Dilutive securities	726	668

     For purposes of computing net income (loss) per common share, the basic and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 includes the effect of 6,288,637 and 6,299,102 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,096,212 and 2,099,700 shares of our common stock, respectively), as if they were shares of our outstanding common stock. For the three and nine months ended September 30, 2007, the weighted average number of shares of common stock outstanding includes the effect of 6,307,862 and 6,308,359 exchangeable shares of Waste Services (CA), respectively, (exchangeable for 2,102,620 and 2,102,786 shares of our common stock, respectively), as if they were shares of our outstanding common stock.
     Outstanding stock options and warrants with an exercise price above a given period’s weighted-average market price are excluded from that period’s diluted earnings per share computation as their effect would be anti-dilutive. For the three and nine months ended September 30, 2008 there were 3,076,129 stock options and 2,984,362 common stock purchase warrants that were anti-dilutive. For the three and nine months ended September 30, 2007 there were 2,739,944 stock options and 531,750 common stock purchase warrants that were anti-dilutive.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at September 30, 2008 is estimated at $226.8 million and $156.2 million, respectively, based on quoted market prices.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized as “deal costs” will be expensed as incurred. As of September 30, 2008, our deferred transaction related expenses for transactions currently in negotiation are de minimis. Upon our adoption of SFAS 141(R) on January 1, 2009, we will expense any deferred transaction related costs that are associated with a transaction that is not completed prior to the end of 2008.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
3. Share-Based Payments
     Stock-based compensation expense was $0.8 million and $1.3 million, for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $2.3 million, for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we granted 742,500 restricted stock units to our employees and directors, none of which were granted during the three months ended September 30, 2008. These restricted stock units may vest in three equal tranches over each of the next three fiscal years and are contingent on the achievement of specific performance criteria. The fair value of the first tranche of restricted stock units of approximately $2.2 million, or $9.02 per unit, will be expensed based on our estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. Additionally, during the nine months ended September 30, 2008, we granted options to purchase 233,500 shares of our common stock to certain employees, 3,500 of which were granted during the three months ended September 30, 2008. These options have a strike price of $9.50 per share and vest one-third over each of the following three years. During the nine months ended September 30, 2007, we granted options to purchase 822,000 shares of our common stock to certain employees with option exercise prices equal to the market value of our common stock on the date immediately preceding the grant date.
     The weighted-average grant-date fair value of the option grants was $5.55 and $5.94, for the nine months ended September 30, 2008 and 2007 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Annual dividend yield	—	—	—	—
Weighted average expected life (years)	6.7	3.0	7.0	3.0
Risk-free interest rate	3.8%	4.6%	3.2%	4.5%
Expected volatility	53%	89%	61%	92%
     Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected life of the grant. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based on share option exercises, pre and post vesting terminations and share option term expiration. The risk-free interest rate is based on the U.S. Treasury security rate for the expected life of the options at the date of grant.
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
     During the nine months ended September 30, 2008, no employee options were exercised, 212,996 options were forfeited and 502,653 options expired. As of September 30, 2008, $1.6 million and $0.7 million of total unrecognized compensation cost related to employee stock options and restricted stock units is expected to be recognized over a weighted average period of approximately 1.4 years and 0.5 years, respectively.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Discontinued Operations
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. Should the construction and demolition landfill site not obtain certain permits relating to an expansion of at least 2.4 million cubic yards by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Accordingly, we have deferred this portion of the proceeds, net of our $3.0 million cost basis. Should these permits be obtained, we will recognize an additional gain on sale of $7.0 million. Should the property be returned to us, we will record the property at the lower of its cost or current fair market value on the date it is returned. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make a prepayment of the term notes under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.
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
     We have presented the net assets and operations of our Jacksonville, Florida operations, Texas operations and Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $6.8 million for the three months ended September 30, 2008 and 2007, respectively, and $4.7 million and $30.2 million for the nine months ended September 30, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was nil and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we recognized a pre-tax gain on disposal of $11.4 million relative to the sale of the Jacksonville, Florida operations and an associated income tax provision of $4.5 million. During the nine months ended September 30, 2007, we recognized a loss on disposal of $12.2 million relative to the sale of the Texas operations and a gain on disposal of $0.8 million relative to the sale of the Arizona operations. No income tax provision or benefit has been attributed to the Texas or Arizona disposals. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was approximately $23.6 million and $21.0 million of goodwill, respectively. There was no goodwill associated with the Texas operations.
     The following table summarizes our proceeds and the pre-tax resulting gain (loss) on sale for the nine months ended September 30, 2008 and 2007:

	2008	2007
	Jacksonville	Arizona	Texas
	Operations	Operations	Operations	Total
Fair value of operations received	$—	$52,351	$18,471	$70,822
Cash received, net of amounts deferred and promissory note issued relative to the Texas disposal	46,685	—	15,638	15,638
Less:
Carrying value of operations sold	35,331	51,559	46,353	97,912

Pre-tax gain (loss) on disposition of discontinued operations	$11,354	$792	$(12,244)	$(11,452)

     Subsequent to the disposal of our Jacksonville, Florida operations, Texas operations and Arizona operations, we adjusted the pre-tax gain (loss) on disposal for the settlement of working capital of approximately $0.2 million for each transaction.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net assets related to the Jacksonville, Florida operations as of December 31, 2007 were as follows (unaudited):

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
     In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $18.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or January, 2009, and delivery of title to the property. To date we have advanced $9.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following unaudited pro forma information shows the results of our operations for the nine months ended September 30, 2007 as if acquisitions completed in 2007 had occurred as of January 1, 2007 (in thousands except per share amounts):

Revenue	$359,836

Net loss from continuing operations	$(12,597)

Basic and diluted loss per share — continuing operations	$(0.27)

Basic and diluted pro forma weighted average number of common shares outstanding	45,984

     These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions. No pro forma disclosure has been presented for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 as the results of the operations of the acquisitions described above have been included in our consolidated results for these periods.
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Prepaid expenses	$3,563	$5,808
Parts and supplies	1,986	2,192
Royalty receivable	—	1,321
Other current assets	1,826	2,017

	$7,375	$11,338

7. Property and Equipment
     Property and equipment consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Land and buildings	$73,236	$67,088
Vehicles	151,463	144,926
Containers, compactors and landfill and recycling equipment	92,988	92,733
Furniture, fixtures, other office equipment and leasehold improvements	12,291	12,449

Total property and equipment	329,978	317,196
Less: Accumulated depreciation	(135,236)	(124,598)

Property and equipment, net	$194,742	$192,598

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Landfill Sites, Accrued Closure, Post-Closure, Deferred Income Taxes and Other Obligations
Landfill Sites
     Landfill sites consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Landfill sites	$258,312	$253,266
Less: Accumulated depletion	(68,204)	(62,815)

Landfill sites, net	$190,108	$190,451

     The changes in landfill sites for the nine months ended September 30, 2008 and 2007 are as follows (unaudited):

	Nine Months Ended September 30,
	2008	2007
Balance at the beginning of the period	$190,451	$187,796
Landfill site construction costs	7,289	12,950
Additional asset retirement obligations	1,284	2,116
Depletion	(7,784)	(12,499)
Purchase price adjustments for prior acquisitions	49	505
Reclassification to conservatory	—	(1,028)
Effect of foreign exchange rate fluctuations	(1,181)	2,413

Balance at the end of the period	$190,108	$192,253

Deferred Income Taxes, Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure, deferred income taxes and other obligations consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Deferred income tax liability	$31,649	$29,644
Accrued closure and post-closure obligations	13,871	14,678
Accrued severance	1,290	2,181
Capital lease obligations	684	867
Other obligations	941	1,144

	$48,435	$48,514

     Our deferred income tax liability primarily relates to the deferred tax liabilities generated by our tax deductible goodwill and our requirement to establish a full valuation allowance against our net deferred tax assets and net operating loss carry-forwards.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. The changes in accrued closure and post-closure obligations for the nine months ended September 30, 2008 and 2007 are as follows (unaudited):

	Nine Months Ended September 30,
	2008	2007
Current portion at the beginning of period	$4,153	$5,570
Long-term portion at the beginning of period	14,678	8,360

Balance at the beginning of period	18,831	13,930
Additional asset retirement obligations	1,284	2,116
Accretion	589	417
Payments	(304)	(1,097)
Effect of foreign exchange rate fluctuations	(627)	1,270

Balance at the end of period	19,773	16,636
Less: Current portion	(5,902)	(2,765)

Long-term portion	$13,871	$13,871

9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Other intangible assets subject to amortization:
Customer relationships and contracts	$49,102	$51,924
Non-competition agreements and other	5,583	6,011

	54,685	57,935

Less: Accumulated amortization:
Customer relationships and contracts	(25,188)	(23,714)
Non-competition agreements and other	(1,885)	(1,396)

Other intangible assets subject to amortization, net	27,612	32,825
Goodwill	357,808	364,941

Goodwill and other intangible assets, net	$385,420	$397,766

     The changes in goodwill for the nine months ended September 30, 2008 and 2007 are as follows (unaudited):

	Nine Months Ended September 30, 2008
	Florida	Canada	Total
Balance at the beginning of the period	$262,338	$102,603	$364,941
Purchase price allocation adjustments for prior acquisitions	(104)	—	(104)
Effect of foreign exchange rate fluctuations	—	(7,029)	(7,029)

Balance at the end of the period	$262,234	$95,574	$357,808

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
	Florida	Canada	Total
Balance at the beginning of the period	$211,482	$86,848	$298,330
Acquisitions	25,089	386	25,475
Purchase price allocation adjustments for prior acquisitions	3,536	61	3,597
Effect of foreign exchange rate fluctuations	—	14,942	14,942

Balance at the end of the period	$240,107	$102,237	$342,344

10. Other Assets
     Other assets consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Debt issue costs, net of accumulated amortization of $6,895 and $5,787 as of September 30, 2008 and December 31, 2007, respectively	$5,814	$7,822
Acquisition deposits and deferred acquisition costs	13,234	9,407
Other assets	514	512

	$19,562	$17,741

     Included in acquisition deposits and deferred acquisition costs as of September 30, 2008 and December 31, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida.
11. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following (unaudited):

	September 30,	December 31,
	2008	2007
Deferred revenue	$10,954	$11,613
Accrued compensation and benefits	10,685	12,317
Accrued acquisition costs	7,811	1,200
Accrued interest	7,780	4,588
Accrued insurance	7,445	6,055
Accrued waste disposal and subcontractor costs	7,355	7,379
Accrued closure and post-closure obligations	5,902	4,153
Accrued royalties and franchise fees	2,914	3,239
Accrued federal and provincial current taxes payable	1,889	8,158
Accrued capital expenditures	1,558	2,233
Accrued professional fees	1,403	970
Current portion of capital lease obligations	243	232
Other accrued expenses and current liabilities	4,498	3,201

	$70,437	$65,338

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Debt
     Debt consists of the following (unaudited):

	September 30,	December 31,
	2008	2007
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—
Term loan facility, floating interest rate at 4.7% and 7.4% as of September 30, 2008 and December 31, 2007, respectively, due $592 per quarter from September 2009
through March 2010 and $57,409 per quarter thereafter, due March 2011	231,410	273,910
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014	160,000	160,000
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $1,696 and $2,126 at September 30, 2008 and December 31, 2007, respectively)	7,159	7,932
Other subordinated notes payable, interest at 6.7%, due through 2017	2,447	2,598

	401,016	444,440
Less: Current portion	(1,906)	(2,631)

Long-term portion	$399,110	$441,809

Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities outstanding at September 30, 2008 (the “Prior Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Prior Credit Facilities. The Prior Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Prior Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Prior Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Prior Credit Facilities. In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As of September 30, 2008, there were no amounts outstanding on the revolving credit facility, while $10.8 million and C$13.7 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.
     On October 8, 2008, we refinanced our Prior Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for a term loan of $39.9 million to Waste Services, Inc. and a term loan of C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments beginning December 31, 2008 through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The blended rate on the Credit Facilities was 7.2%, at the time of close, on a weighted average basis. Also at the time of the refinancing, we drew $27.0 million and C$35.8 million on our revolving credit facility in the U.S. and Canada facilities, respectively. The Credit Facilities are secured by all of our assets and our domestic and foreign subsidiaries, and have the guarantee of our domestic and foreign subsidiaries.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The aggregate annual principal repayments required in respect of the Credit Facilities as of October 8,, 2008 are as follows (unaudited):

	Canadian Term Loan		U.S. Term Loan
2009	C$	6.6	$2.0
2010		13.2	4.0
2011		19.8	6.0
2012		26.5	8.0
2013		66.1	19.9

	C$	132.2	$39.9

     Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of September 30, 2008 approximates $6.9 million, and will accrete at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.
Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. The Senior Subordinated Notes mature on April 15, 2014. Interest on the Senior Subordinated Notes is payable semiannually on October 15 and April 15. The Senior Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Senior Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay indebtedness under our Senior Secured Credit Facilities.
     The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Senior Secured Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic restricted subsidiaries. As of September 30, 2008, our Canadian operations were not guarantors under the Senior Subordinated Notes.
     Simultaneously with entering into our new Credit Facilities in October 2008, certain amendments to the governing Indenture to the Senior Subordinated Notes became operative. These amendments enabled our Canadian subsidiaries, upon becoming guarantors of the Senior Subordinated Notes, to incur indebtedness to the same extent as other guarantors of the notes and allowed for the refinancing of our Senior Secured Credit Facilities. Following the amendments to the Indenture, our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.
     The Senior Subordinated Notes contain certain covenants that, in certain circumstances and subject to certain limitations and qualifications, restrict, among other things (i) the incurrence of additional debt; (ii) the payment of dividends and repurchases of stock;

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(iii) the issuance of preferred stock and the issuance of stock of our subsidiaries; (iv) certain investments; (v) transactions with affiliates; and (vi) certain sales of assets.
Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Senior Secured Credit Facilities. As of September 30, 2008 there were no amounts outstanding under the lease facility.
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
Legal Proceedings
     In the normal course of our business and as a result of the extensive governmental regulation of the solid waste industry, we may periodically become subject to various judicial and administrative proceedings involving federal, provincial, state or local agencies. In these proceedings, an agency may seek to impose fines on us or revoke or deny renewal of an operating permit or license held by us. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or residents in connection with the permitting and licensing or expansion of transfer stations and landfills or allegations related to environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we may become party to various claims and suits for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of a waste management business.
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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2008 and December 31, 2007, we provided customers, an insurer and various regulatory authorities with such bonds and letters of credit amounting to approximately $86.0 million and $87.4 million, respectively, to collateralize our obligations.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2008, and included in the $86.0 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.2 million to secure the liability for losses within the deductible limit.
     The changes in insurance reserves for our U.S. operations for the nine months ended September 30, 2008 and 2007 are as follows (unaudited):

	Nine Months Ended September 30,
	2008	2007
Balance at the beginning of the period	$6,055	$5,327
Provisions	3,975	3,343
Payments	(3,408)	(2,838)
Unfavorable (favorable) claim development for prior periods	823	(336)

Balance at the end of the period	$7,445	$5,496

Disposal Agreement
     On November 22, 2002, we entered into a Put or Pay Disposal Agreement (the “Disposal Agreement”) with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc., collectively the RCI Companies, and Intersan Inc. (“Intersan”), a subsidiary of Waste Management of Canada Corporation (formerly Canadian Waste Services, Inc.), pursuant to which we, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the five year period from the date of the Disposal Agreement, 850,000 metric tonnes of waste per year, and for the next two years after the expiration of the first five year term, 710,000 metric tonnes of waste per year at a fixed disposal rate set out in the Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site we are also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. The companies within the RCI Group are controlled by a director of ours and/or individuals related to that director.
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
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of September 30, 2008, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of September 30, 2008 and December 31, 2007, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.
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
Warrants
     We have outstanding warrants to purchase shares of our common stock. As of September 30, 2008, all of these warrants were exercisable. Activity for the nine months ended September 30, 2008 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term	Value
Outstanding at the beginning of the period	4,931,295	$9.09	1.7	$161
Exercised	(6,666)	9.00
Expired	(1,606,934)	9.24

Outstanding at the end of the period	3,317,695	8.50	1.6	—

15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 is as follows (unaudited):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$3,469	$(5,024)	$20,108	$(23,102)
Foreign currency translation adjustment	(9,275)	13,881	(15,306)	29,984

Comprehensive income (loss)	$(5,806)	$8,857	$4,802	$6,882

16. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization and reporting structure and the information used by our chief operating decision maker to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. For segment reporting, we define “Corporate” as overhead expenses, not specifically attributable to our Florida or Canadian operations, incurred both domestically and in Canada. As previously discussed, we have divested of our Jacksonville, Florida operations, Texas operations and Arizona operations and as such the results of these operations are presented as discontinued operations and are not included in the segment data presented.
     We believe our Canadian operating segments meet the “Aggregation Criteria” set forth in SFAS 131 for the following reasons: (i) these segments are economically similar; (ii) the nature of the service, waste collection and disposal, is the same and transferable across locations; (iii) the type and class of customer is consistent among our regions and districts; (iv) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (v) the regulatory environment is consistent within Canada.
     We do not have significant (in volume or dollars) inter-segment operation-related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.” Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2008 and 2007 is as follows (unaudited):

	Three Months Ended September 30, 2008
	Florida	Canada	Corporate	Total
Revenue	$58,468	$67,277	$—	$125,745
Depreciation, depletion and amortization	6,482	4,714	307	11,503
Income (loss) from operations	9,347	13,035	(5,861)	16,521
Capital expenditures	8,971	9,688	162	18,821

	Three Months Ended September 30, 2007
	Florida	Canada	Corporate	Total
Revenue	$63,785	$59,989	$—	$123,774
Depreciation, depletion and amortization	10,209	4,814	347	15,370
Income (loss) from operations	6,600	11,262	(9,042)	8,820
Capital expenditures	10,812	12,357	274	23,443

	Nine Months Ended September 30, 2008
	Florida	Canada	Corporate	Total
Revenue	$179,331	$191,304	$—	$370,635
Depreciation, depletion and amortization	19,828	13,995	1,003	34,826
Income (loss) from operations	29,651	35,885	(20,009)	45,527
Capital expenditures	16,472	22,180	568	39,220

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
	Florida	Canada	Corporate	Total
Revenue	$177,546	$160,648	$—	$338,194
Depreciation, depletion and amortization	26,717	13,128	1,000	40,845
Income (loss) from operations	22,269	27,972	(22,265)	27,976
Capital expenditures	24,550	19,629	1,122	45,301
17. Condensed Consolidating Financial Statements
     As of September 30, 2008, Waste Services is the primary obligor under the Senior Subordinated Notes, however Waste Services has no independent operating assets or operations, and the guarantees of our domestic subsidiaries, which are all wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. In October 2008 and pursuant to certain amendments to the Indenture, our Canadian subsidiaries became guarantors under the Senior Subordinated Notes. Presented below are our Unaudited Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007 and the related Unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and the Unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the non-guarantor Canadian subsidiaries (“Non-guarantors”):

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$28,291	$53	$12,651	$—	$40,995
Accounts receivable, net	—	25,089	37,192	—	62,281
Prepaid expenses and other current assets	407	1,958	5,010	—	7,375

Total current assets	28,698	27,100	54,853	—	110,651

Property and equipment, net	211	102,424	92,107	—	194,742
Landfill sites, net	—	173,670	16,438	—	190,108
Goodwill and other intangible assets, net	—	289,054	96,366	—	385,420
Other assets	19,419	143	—	—	19,562
Due from affiliates	1,987	—	—	(1,987)	—
Investment in subsidiary	771,491	—	—	(771,491)	—

Total assets	$821,806	$592,391	$259,764	$(773,478)	$900,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,651	$1,457	$11,245	$—	$22,353
Accrued expenses and other current liabilities	29,123	25,329	15,985	—	70,437
Short-term financing and current portion of long-term debt	1,693	213	—	—	1,906

Total current liabilities	40,467	26,999	27,230	—	94,696

Long-term debt	396,876	2,234	—	—	399,110
Deferred income taxes, accrued closure, post-closure and other obligations	26,221	5,547	16,667	—	48,435
Due to affiliates	—	—	1,987	(1,987)	—

Total liabilities	463,564	34,780	45,884	(1,987)	542,241

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	357,803	557,611	213,880	(771,491)	357,803

Total shareholders’ equity	358,242	557,611	213,880	(771,491)	358,242

Total liabilities and shareholders’ equity	$821,806	$592,391	$259,764	$(773,478)	$900,483

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$9,080	$239	$11,387	$—	$20,706
Accounts receivable, net	—	30,902	36,293	—	67,195
Prepaid expenses and other current assets	37	2,449	8,852	—	11,338
Current assets of discontinued operations	—	167	—	—	167

Total current assets	9,117	33,757	56,532	—	99,406

Property and equipment, net	235	99,541	92,822	—	192,598
Landfill sites, net	—	173,803	16,648	—	190,451
Goodwill and other intangible assets, net	—	294,056	103,710	—	397,766
Other assets	17,550	191	—	—	17,741
Due from affiliates	1,021	—	—	(1,021)	—
Investment in subsidiary	816,054	—	—	(816,054)	—
Non-current assets of discontinued operations	—	40,526	—	—	40,526

Total assets	$843,977	$641,874	$269,712	$(817,075)	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,480	$2,903	$14,258	$—	$26,641
Accrued expenses and other current liabilities	17,571	21,973	25,794	—	65,338
Short-term financing and current portion of long-term debt	2,428	203	—	—	2,631
Current liabilities of discontinued operations	—	765	—	—	765

Total current liabilities	29,479	25,844	40,052	—	95,375

Long-term debt	439,415	2,394	—	—	441,809
Deferred income taxes, accrued closure, post-closure and other obligations	24,488	6,134	17,892	—	48,514
Due to affiliates	—	—	1,021	(1,021)	—
Non-current liabilities of discontinued operations	—	2,195	—	—	2,195

Total liabilities	493,382	36,567	58,965	(1,021)	587,893

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	350,156	605,307	210,747	(816,054)	350,156

Total shareholders’ equity	350,595	605,307	210,747	(816,054)	350,595

Total liabilities and shareholders’ equity	$843,977	$641,874	$269,712	$(817,075)	$938,488

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$58,468	$67,277	$—	$125,745

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	38,114	44,398	—	82,512
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	3,142	4,505	7,427	—	15,074
Depreciation, depletion and amortization	27	6,482	4,994	—	11,503
Foreign exchange loss and other	—	20	115	—	135
Equity earnings in investees, net of tax	(14,297)	—	—	14,297	—

Income from operations	11,128	9,347	10,343	(14,297)	16,521
Interest expense	7,659	42	29	—	7,730

Income from continuing operations before income taxes	3,469	9,305	10,314	(14,297)	8,791
Income tax provision	—	1,739	3,583	—	5,322

Net income	$3,469	$7,566	$6,731	$(14,297)	$3,469

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$63,785	$59,989	$—	$123,774

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	41,084	39,645	—	80,729
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	6,125	5,208	6,872	—	18,205
Depreciation, depletion and amortization	22	10,209	5,139	—	15,370
Foreign exchange loss (gain) and other	—	684	(34)	—	650
Equity earnings in investees, net of tax	(11,314)	—	—	11,314	—

Income from operations	5,167	6,600	8,367	(11,314)	8,820
Interest expense	10,191	39	13	—	10,243

Income (loss) from continuing operations before income taxes	(5,024)	6,561	8,354	(11,314)	(1,423)
Income tax provision	—	1,716	2,758	—	4,474

Net income (loss) from continuing operations	(5,024)	4,845	5,596	(11,314)	(5,897)
Net income from discontinued operations, net of tax of nil	—	1,071	—	—	1,071
Loss on sale of discontinued operations, net of tax of nil	—	(198)	—	—	(198)

Net income (loss)	$(5,024)	$5,718	$5,596	$(11,314)	$(5,024)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$179,331	$191,304	$—	$370,635

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	116,497	126,164	—	242,661
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	10,236	13,819	23,888	—	47,943
Depreciation, depletion and amortization	75	19,828	14,923	—	34,826
Foreign exchange loss (gain) and other	1	(464)	141	—	(322)
Equity earnings in investees, net of tax	(55,902)	—	—	55,902	—

Income from operations	45,590	29,651	26,188	(55,902)	45,527
Interest expense	25,482	134	154	—	25,770

Income from continuing operations before income taxes	20,108	29,517	26,034	(55,902)	19,757
Income tax provision (benefit)	—	(1,979)	8,871	—	6,892

Net income from continuing operations	20,108	31,496	17,163	(55,902)	12,865
Net income from discontinued operations, net of income tax provision of $301	—	374	—	—	374
Gain on sale of discontinued operations, net of income tax provision of $4,485	—	6,869	—	—	6,869

Net income	$20,108	$38,739	$17,163	$(55,902)	$20,108

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$177,546	$160,648	$—	$338,194

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	114,921	107,074	—	221,995
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	14,397	13,114	19,804	—	47,315
Depreciation, depletion and amortization	52	26,717	14,076	—	40,845
Foreign exchange loss (gain) and other	(175)	525	(287)	—	63
Equity earnings in investees, net of tax	(21,699)	—	—	21,699	—

Income from operations	7,425	22,269	19,981	(21,699)	27,976
Interest expense	30,527	140	151	—	30,818

Income (loss) from continuing operations before income taxes	(23,102)	22,129	19,830	(21,699)	(2,842)
Income tax provision	—	3,504	7,114	—	10,618

Net income (loss) from continuing operations	(23,102)	18,625	12,716	(21,699)	(13,460)
Net income from discontinued operations, net of tax of nil	—	1,810	—	—	1,810
Loss on sale of discontinued operations, net of tax of nil	—	(11,452)	—	—	(11,452)

Net income (loss)	$(23,102)	$8,983	$12,716	$(21,699)	$(23,102)

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,164)	$43,426	$23,824	$—	$50,086

Cash flows from investing activities:
Capital expenditures	(61)	(16,472)	(22,687)	—	(39,220)
Proceeds from sale of the Jacksonville, Florida operations	—	56,685	—	—	56,685
Proceeds from asset sales and business divestitures	10	891	129	—	1,030
Deposits for business acquisitions and other	(3,827)	—	(49)	—	(3,876)
Intercompany	83,640	—	—	(83,640)	—

Net cash provided by (used in) continuing operations	79,762	41,104	(22,607)	(83,640)	14,619
Net cash used in discontinued operations	—	(43)	—	—	(43)

Net cash provided by ( used in) investing activities	79,762	41,061	(22,607)	(83,640)	14,576

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(43,447)	(150)	—	—	(43,597)
Proceeds from the exercise of options and warrants	60	—	—	—	60
Intercompany	—	(84,523)	883	83,640	—

Net cash provided by (used in) financing activities — continuing operations	(43,387)	(84,673)	883	83,640	(43,537)

Effect of exchange rate changes on cash and cash equivalents	—	—	(836)	—	(836)

Increase (decrease) in cash and cash equivalents	19,211	(186)	1,264	—	20,289
Cash and cash equivalents at the beginning of the period	9,080	239	11,387	—	20,706

Cash and cash equivalents at the end of the period	$28,291	$53	$12,651	$—	$40,995

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(32,802)	$53,005	$27,150	$—	$47,353

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(30,892)	(1,397)	—	(32,289)
Capital expenditures	(123)	(24,550)	(20,628)	—	(45,301)
Proceeds from asset sales	—	17,772	60	—	17,832
Deposits for business acquisitions and other	(8,338)	117	(1,599)	—	(9,820)
Intercompany	10,648	—	—	(10,648)	—

Net cash used in continuing operations	2,187	(37,553)	(23,564)	(10,648)	(69,578)
Net cash used in discontinued operations	—	(5,510)	—	—	(5,510)

Net cash used in investing activities	2,187	(43,063)	(23,564)	(10,648)	(75,088)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,066	—	—	—	84,066
Principal repayments of debt and capital lease obligations	(49,395)	(142)	—	—	(49,537)
Proceeds from the exercise of options and warrants	691	—	—	—	691
Fees paid for financing costs	(1,259)	—	—	—	(1,259)
Intercompany	—	(9,344)	(1,304)	10,648	—

Net cash provided by (used in) financing activities — continuing operations	34,103	(9,486)	(1,304)	10,648	33,961

Effect of exchange rate changes on cash and cash equivalents	—	—	1,240	—	1,240

Increase (decrease) in cash and cash equivalents	3,488	456	3,522	—	7,466
Cash and cash equivalents at the beginning of the period	2,190	563	5,779	—	8,532

Cash and cash equivalents at the end of the period	$5,678	$1,019	$9,301	$—	$15,998

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
     We currently capitalize certain third-party costs related to pending acquisitions or development projects. These costs remain deferred until we cease to be engaged on a regular and ongoing basis with completion of the proposed acquisition or upon our adoption of SFAS No. 141 (revised 2007), “Business Combinations” on January 1, 2009, at which point they are charged to current earnings. In the event that the target is acquired, these costs are incorporated in the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred.
Recent Developments
Refinancing of Credit Facilities
     On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for a term loan of $39.9 million to Waste Services, Inc. and a term loan of C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments beginning December 31, 2008 through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The blended rate on the Credit Facilities was 7.2%, at the time of close, on a weighted average basis. Also at the time of the refinancing, we drew $27.0 million and C$35.8 million on our revolving credit facility in the U.S. and Canada, respectively. The Credit Facilities are secured by all of our assets and our domestic and foreign subsidiaries, and have the guarantee of our domestic and foreign subsidiaries.
     Simultaneously with entering into our new Credit Facilities in October 2008, certain amendments to the governing Indenture to the Senior Subordinated Notes became operative. These amendments enabled our Canadian subsidiaries, upon becoming guarantors of the Senior Subordinated Notes, to incur indebtedness to the same extent as other guarantors of the notes and allowed for the refinancing of our Senior Secured Credit Facilities. Following the amendments to the Indenture, our obligations with respect to the

Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.
Acquisitions and Dispositions
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. Should the construction and demolition landfill site not obtain certain permits relating to an expansion of at least 2.4 million cubic yards by the fourth anniversary of the closing, we shall refund to the buyer $10.0 million of purchase price and receive title to the expansion property free and clear of all liens. Accordingly, we have deferred this portion of the proceeds, net of our $3.0 million cost basis. Should these permits be obtained, we will recognize an additional gain on sale of $7.0 million. Should the property be returned to us, we will record the property at the lower of its cost or current fair market value on the date it is returned. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets at a purchase price of $6.0 million. We utilized $42.5 million of the proceeds to make a prepayment of the term notes under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.
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
     In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million, of which $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $18.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or January, 2009, and delivery of title to the property. To date we have advanced $9.5 million towards the purchase of the landfill development project. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Also in April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.
     In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million including net working capital between the two operations and transaction costs.
     We have presented the net assets and operations of our Jacksonville, Florida operations, Texas operations and Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $6.8 million for the three months ended September 30, 2008 and 2007, respectively, and $4.7 million and $30.2 million for the nine months ended September 30, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was nil and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 million and $1.8 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we recognized a pre-tax gain on disposal of $11.4 million relative to the sale of the Jacksonville, Florida operations and an associated income tax provision of $4.5 million. During the nine months ended September 30, 2007, we recognized a loss on disposal of $12.2 million relative to the sale of the Texas operations and a gain on disposal of $0.8 million relative to the sale of the Arizona operations. No income tax provision or benefit has been attributed to the Texas or Arizona disposals. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was approximately $23.6 million and $21.0 million of goodwill, respectively. There was no goodwill associated with the Texas operations. The decrease in pre-tax net income from discontinued operations for 2008 compared to 2007 relates primarily to the exclusion of our Jacksonville, Florida operations for the second and third quarters of 2008.
Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30, 2008
	Florida		Canada		Total
Revenue	$58,468	100.0%	$67,277	100.0%	$125,745	100.0%
Operating expenses:
Cost of operations	38,114	65.2%	44,398	66.0%	82,512	65.6%
Selling, general and administrative expense	7,647	13.1%	7,427	11.0%	15,074	12.0%
Depreciation, depletion and amortization	6,509	11.1%	4,994	7.4%	11,503	9.1%
Foreign exchange loss and other	20	0.0%	115	0.2%	135	0.2%

Income from operations	$6,178	10.6%	$10,343	15.4%	$16,521	13.1%

	Three Months Ended September 30, 2007
	Florida		Canada		Total
Revenue	$63,785	100.0%	$59,989	100.0%	$123,774	100.0%
Operating expenses:
Cost of operations	41,084	64.4%	39,645	66.1%	80,729	65.2%
Selling, general and administrative expense	7,338	11.5%	6,872	11.5%	14,210	11.5%
Severance and related costs	3,995	6.3%	—	0.0%	3,995	3.2%
Depreciation, depletion and amortization	10,231	16.0%	5,139	8.6%	15,370	12.4%
Foreign exchange loss (gain) and other	684	1.1%	(34)	-0.1%	650	0.6%

Income from operations	$453	0.7%	$8,367	13.9%	$8,820	7.1%

	Nine Months Ended September 30, 2008
	Florida		Canada		Total
Revenue	$179,331	100.0%	$191,304	100.0%	$370,635	100.0%
Operating expenses:
Cost of operations	116,497	65.0%	126,164	65.9%	242,661	65.5%
Selling, general and administrative expense	24,055	13.4%	23,888	12.5%	47,943	12.9%
Depreciation, depletion and amortization	19,903	11.1%	14,923	7.8%	34,826	9.4%
Foreign exchange loss (gain) and other	(463)	-0.3%	141	0.1%	(322)	-0.1%

Income from operations	$19,339	10.8%	$26,188	13.7%	$45,527	12.3%

	Nine Months Ended September 30, 2007
	Florida		Canada		Total
Revenue	$177,546	100.0%	$160,648	100.0%	$338,194	100.0%
Operating expenses:
Cost of operations	114,921	64.7%	107,074	66.7%	221,995	65.6%
Selling, general and administrative expense	23,516	13.2%	19,804	12.3%	43,320	12.8%
Severance and related costs	3,995	2.3%	—	0.0%	3,995	1.2%
Depreciation, depletion and amortization	26,769	15.1%	14,076	8.8%	40,845	12.1%
Foreign exchange loss (gain) and other	350	0.2%	(287)	-0.2%	63	0.0%

Income from operations	$7,995	4.5%	$19,981	12.4%	$27,976	8.3%

Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Collection	$102,284	73.7%	$98,747	72.0%	$303,654	74.2%	$272,942	72.6%
Landfill disposal	12,818	9.2%	15,966	11.6%	37,404	9.1%	43,302	11.5%
Transfer station	17,676	12.7%	16,808	12.2%	50,243	12.3%	46,075	12.3%
Material recovery facilities	5,302	3.8%	5,185	3.8%	16,695	4.1%	12,590	3.3%
Other specialized services	651	0.6%	508	0.4%	1,475	0.3%	1,017	0.3%

	138,731	100.0%	137,214	100.0%	409,471	100.0%	375,926	100.0%
Intercompany elimination	(12,986)		(13,440)		(38,836)		(37,732)

	$125,745		$123,774		$370,635		$338,194

     Revenue was $125.7 million and $123.8 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $1.9 million or 1.6%. The decrease in revenue from our Florida operations for the three months ended September 30, 2008 of $5.3 million or 8.3% was driven by decreased collection, primarily in our industrial and commercial lines of business, and decreased third-party transfer station and landfill volumes of $6.1 million and other net decreases of $3.3 million, primarily related to the expiration of certain residential collection contracts. Offsetting these decreases were price increases of $4.1 million, of which $1.8 million related to fuel and environmental surcharges.
     The increase in revenue from our Canadian operations for the three months ended September 30, 2008 of $7.2 million or 12.0% was due to price increases of $5.8 million, of which $2.6 million related to fuel and environmental surcharges and organic volume growth of $1.6 million. Offsetting these increases were decreases of $1.3 million, primarily related to the loss of residential contracts. The favorable effect of foreign exchange movements increased revenue by $1.1 million.

     Revenue was $370.6 million and $338.2 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $32.4 million or 9.6%. The increase in revenue from our Florida operations for the nine months ended September 30, 2008 of $1.8 million or 1.0% was driven by acquisitions net of dispositions of $18.5 million and price increases of $11.0 million, of which $5.0 million related to fuel and environmental surcharges. Offsetting these net increases were decreased collection, primarily in our industrial and commercial lines of business, third-party transfer station and landfill volumes of $18.5 million and other net decreases of $9.2 million, primarily related to the expiration of certain residential collection contracts.
     The increase in revenue from our Canadian operations for the nine months ended September 30, 2008 of $30.6 million or 19.1% was due to price increases of $13.6 million, of which $5.5 million related to fuel and environmental surcharges, and organic volume growth of $5.3 million. Offsetting these increases were decreases of $3.4 million, primarily related to the loss of residential contracts. The favorable effect of foreign exchange movements increased revenue by $15.1 million.
Cost of Operations
     Cost of operations was $82.5 million and $80.7 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $1.8 million or 2.2%. As a percentage of revenue, cost of operations was 65.6% and 65.2% for the three months ended September 30, 2008 and 2007, respectively.
     The decrease in cost of operations from our Florida operations for the three months ended September 30, 2008 of $3.0 million or 7.2% was due to lower costs for third-party disposal due to overall lower collection volumes of $2.4 million, lower variable labor costs of $1.4 million and decreases in other operating costs of $0.6 million. Offsetting these decreases were increased fuel costs of $0.9 million and increased insurance and support costs of $0.5 million. As a percentage of revenue, cost of operations was 65.2% and 64.4% for the three months ended September 30, 2008 and 2007, respectively. The decrease in our domestic gross margin is primarily due to lower landfill volumes, which generally have higher operating margins, and higher insurance and support costs.
     The increase in cost of operations from our Canadian operations for the three months ended September 30, 2008 of $4.8 million or 12.1% was due to increased disposal volumes and costs of $2.4 million, increased fuel costs of $1.4 million and increased labor costs of $0.6 million. Offsetting these increases were decreases in other operating costs of $0.3 million. The unfavorable effect of foreign exchange movements was $0.7 million. Cost of operations as a percentage of revenue remained consistent at 66.0% and 66.1% for the three months ended September 30, 2008 and 2007, respectively as pricing initiatives were offset by higher operating costs.
     Cost of operations was $242.7 million and $222.0 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $20.7 million or 9.3%. As a percentage of revenue, cost of operations was 65.5% and 65.6% for the nine months ended September 30, 2008 and 2007, respectively.
     The increase in cost of operations from our Florida operations for the nine months ended September 30, 2008 of $1.6 million or 1.4% was due to acquisitions of $10.7 million and increased fuel costs of $2.2 million. Offsetting these increases were lower costs for disposal due to overall lower collection volumes of $6.7 million, lower variable labor costs of $3.6 million and decreases in other operating costs of $1.0 million. As a percentage of revenue, cost of operations was 65.0% and 64.7% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in our domestic gross margin is primarily due to lower landfill volumes, which generally have higher operating margins.
     The increase in cost of operations from our Canadian operations for the nine months ended September 30, 2008 of $19.1 million or 17.8% was due to increased disposal volumes and costs of $4.5 million, increased fuel costs of $3.4 million and increased labor costs of $2.0 million. These increases were offset by decreases in vehicle repair and maintenance and other operating costs of $0.7 million. The unfavorable effect of foreign exchange movements was $9.9 million. Cost of operations as a percentage of revenue decreased to 65.9% from 66.7% for the nine months ended September 30, 2008 and 2007, respectively, primarily due to pricing initiatives.
Selling, General and Administrative Expense
     Selling, general and administrative expense was $15.1 million and $14.2 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $0.9 million or 6.1%. As a percentage of revenue, selling, general and administrative expense was 12.0% and 11.5% for the three months ended September 30, 2008 and 2007, respectively. The overall increase in selling, general and administrative expense is primarily due to increased salaries and wages of $0.4 million, of which $0.2 million relates to increased stock-based compensation expense, and increased legal and professional fees of $0.7 million, which in part relates to the consent solicitation that provided for certain amendments to the Indenture governing our Senior Subordinated Notes. The unfavorable effect of foreign exchange movements was $0.1 million.

     Due to certain of our domestic and foreign operations not achieving their performance targets, we reversed previously accrued bonuses of $0.7 million in the third quarter of 2008 and $0.4 million in the third quarter 2007. Additionally, as a result of lower expectations in achieving performance targets, we reversed previously recognized stock-based compensation expense of $0.2 million in the third quarter of 2008.
     Selling, general and administrative expense was $47.9 million and $43.3 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $4.6 million or 10.7%. As a percentage of revenue, selling, general and administrative expense was 12.9% and 12.8% for the nine months ended September 30, 2008 and 2007, respectively. The overall increase in selling, general and administrative expense is primarily due to acquisitions net of dispositions of $1.3 million and increased salaries and wages of $2.5 million, of which $1.2 million relates to increased stock-based compensation expense. These increased costs were offset by reductions in other general and administrative costs of $1.1 million, primarily related to decreased legal and other professional fees related to our litigation with Waste Management, which is more fully described in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this filing. We incurred legal and professional fees in the third quarter of 2008 related to the consent solicitation that provided for certain amendments to the Indenture governing our Senior Subordinated Notes, which in part offset the overall decrease in legal and professional fees. The unfavorable effect of foreign exchange movements was $1.9 million.
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
Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $11.5 million and $15.4 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $3.9 million or 25.2%. As a percentage of revenue, depreciation, depletion and amortization was 9.1% and 12.4% for the three months ended September 30, 2008 and 2007, respectively. This decrease primarily relates to decreased landfill depletion of $1.9 million, which is primarily due to decreased third-party and internal disposal volumes at our domestic and Canadian landfills. Additionally, a permitted expansion at one of our disposal sites lowered our domestic depletion rate. Amortization of intangible assets decreased $1.5 million primarily due to the expiration of a collection agreement. Foreign exchange rate movements had an unfavorable effect of $0.1 million. Landfill depletion rates for our U.S. landfills ranged from $4.02 to $6.16 per ton and $3.55 to $7.81 per ton during the three months ended September 30, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the three months ended September 30, 2008 and 2007, respectively.
     Depreciation, depletion and amortization was $34.8 million and $40.8 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $6.0 million or 14.7%. As a percentage of revenue, depreciation, depletion and amortization was 9.4% and 12.1% for the nine months ended September 30, 2008 and 2007, respectively. Acquisitions net of dispositions accounted for an increase in depreciation, depletion and amortization of $0.9 million. This increase was offset by an overall decrease in landfill depletion of $4.8 million, which is primarily due to decreased third-party and internal disposal volumes at our domestic and Canadian landfills. Additionally, a permitted expansion at one of our disposal sites lowered our domestic depletion rate. Amortization of intangible assets decreased $2.5 million primarily due to the expiration of a collection agreement. Foreign exchange rate movements had an unfavorable effect of $1.2 million. Landfill depletion rates for our U.S. landfills ranged from $4.02 to $6.16 per ton and $3.55 to $7.81 per ton during the nine months ended September 30, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the nine months ended September 30, 2008 and 2007, respectively.

Foreign Exchange Gain and Other
     Foreign exchange loss (gain) and other was $0.1 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $(0.3) million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively. The foreign exchange loss (gain) relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars. Other items primarily relate to gains on sales of equipment.
Interest Expense
     The components of interest expense for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Credit Facility and Senior Subordinated Note interest	$6,790	$9,248	$22,325	$27,771
Amortization of debt issue costs	492	522	2,008	1,837
Other interest expense	448	473	1,437	1,210

	$7,730	$10,243	$25,770	$30,818

     Interest expense was $7.7 million and $10.2 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $2.5 million or 24.5%. Interest expense on the Senior Secured Credit Facilities and the Senior Subordinated Notes decreased $2.5 million for the three months ended September 30, 2008 due primarily to lower average rates on our Senior Secured Credit Facilities and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the Senior Secured Credit Facilities was 5.1% and 7.9% for the three months ended September 30, 2008 and 2007, respectively.
     Interest expense was $25.8 million and $30.8 million for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $5.0 million or 16.4%. Interest expense on the Senior Secured Credit Facilities and the Senior Subordinated Notes decreased $5.4 million for the nine months ended September 30, 2008 due primarily to lower average rates on our Senior Secured Credit Facilities and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the Senior Secured Credit Facilities was 5.8% and 8.0% for the nine months ended September 30, 2008 and 2007, respectively.
     In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to make a prepayment of the term notes under our Senior Secured Credit Facilities. As such, we expensed $0.5 million of unamortized debt issue cost related to the retirement.
Income Tax Provision (Benefit)
     The provision for income taxes from continuing operations for the three months ended September 30, 2008 was $5.3 million, which was comprised of a $1.7 million provision for our U.S. operations and parent company and a $3.6 million provision for our Canadian operations. The provision for income taxes from continuing operations for the nine months ended September 30, 2008 was $6.9 million, which was comprised of a $2.0 million benefit for our U.S. operations and parent company and an $8.9 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. However, as a result of the gain on sale of our Jacksonville, Florida operations we have benefited $4.8 million of our previously fully reserved net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For the three and nine months ended September 30, 2008, the portion of our domestic deferred provision related to goodwill approximated $1.7 million and $5.4 million, respectively. We expect that during the fourth quarter of 2008 our domestic provision for deferred tax liabilities for goodwill will approximate $1.7 million. Should we continue to generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective rate for the remainder of 2008. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during the remainder of 2008.

     We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2008, our Canadian statutory rate will approximate 32.5%. However, as a result of stock-based compensation, our effective rate is expected to approximate 32.0% to 34.0%. For the three and nine months ended September 30, 2008, we paid C$2.9 million and C$15.4 million respectively in cash relative to our actual 2007 and estimated 2008 tax liabilities in Canada. We expect our remaining 2008 estimated tax payments to approximate C$3.0 million for the fourth quarter of 2008.
     The income tax provision from discontinued operations for the nine months ended September 30, 2008 was $0.3 million. The income tax provision for the gain on sale of the Jacksonville, Florida operations was $4.5 million for the nine months ended September 30, 2008. No tax provision was attributable to discontinued operations for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2007. The income tax provision for discontinued operations is based on our expected effective tax rate for those operations.
     The income tax provision from continuing operations for the three months ended September 30, 2007 was $4.5 million, which was comprised of a $1.7 million provision for our U.S. operations and parent company and a $2.8 million provision for our Canadian operations. The income tax provision from continuing operations for the nine months ended September 30, 2007 was $10.6 million, which was comprised of a $3.5 million provision for our U.S. operations and parent company and a $7.1 million provision for our Canadian operations. The domestic provision was lower than would be expected as the sale of our Arizona operations during the first quarter of 2007 generated a reversal of excess deferred tax liabilities of approximately $1.8 million.
Liquidity and Capital Resources
     Our principal capital requirements are to fund capital expenditures, and to fund debt service and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Senior Secured Credit Facilities and proceeds from debt and/or equity issuances. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.
Senior Secured Credit Facilities
     Our Senior Secured Credit Facilities outstanding at September 30, 2008 (the “Prior Credit Facilities”) are governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Prior Credit Facilities. The Prior Credit Facilities consist of a revolving credit facility in the amount of $65.0 million, of which $45.0 million is available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments terminate on April 30, 2009 and the term loans mature in specified quarterly installments through March 31, 2011. The Prior Credit Facilities bear interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Prior Credit Facilities are secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guarantee and pledge all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), are pledged to secure obligations under the Prior Credit Facilities. In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility. As of September 30, 2008, there were no amounts outstanding on the revolving credit facility, while $10.8 million and C$13.7 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.
     On October 8, 2008, we refinanced our Prior Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for a term loan of $39.9 million to Waste Services, Inc. and a term loan of C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments beginning December 31, 2008 through October 8, 2013, with $2.0 million and C$6.6 million due under the term loans on or prior to September 30, 2009. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The blended rate on the Credit Facilities was 7.2% at the time of close, on a weighted average basis. The Credit Facilities are secured by all of our assets and our domestic and foreign subsidiaries, and have the guarantee of our domestic and foreign subsidiaries. We recognized a non-cash interest charge of approximately $2.5 million for the unamortized debt issue costs related to our Prior Credit Facilities at the time of the refinancing. As of October 20, 2008, there was $33.0 million and $C35.8 million drawn on the revolving credit facility and $10.8 million and C$13.5 million of revolver capacity used to support outstanding letters of credit in the U.S. and Canada, respectively.

     Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. The following table sets forth our financial covenant levels for the current and each of the following four quarters:

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio
Third quarter — 2008	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Fourth quarter — 2008	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
First quarter — 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Second quarter — 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Third quarter — 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
     As of September 30, 2008, we are in compliance with the financial covenants of our Prior Credit Facilities and new Credit Facilities and we expect to be in compliance with the financial covenants of our new Credit Facilities in future periods.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was issued as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of September 30, 2008 approximates $6.9 million, and will accrete interest at 7.8%. The note is secured by the transfer station and related permit acquired from WCA.
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
     The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, structurally subordinated to existing and future indebtedness of our non-guarantor subsidiaries, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic restricted subsidiaries. As of September 30, 2008, our Canadian operations are not guarantors under the Senior Subordinated Notes.
     Simultaneously with entering into our new Credit Facilities in October 2008, certain amendments to the governing Indenture to the Senior Subordinated Notes became operative. These amendments enabled our Canadian subsidiaries, upon becoming guarantors of the Senior Subordinated Notes, to incur indebtedness to the same extent as other guarantors of the notes and allowed for the refinancing of our Senior Secured Credit Facilities. Following the amendments to the Indenture, our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.

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
Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Senior Secured Credit Facilities. As of September 30, 2008 and October 20, 2008, the lease facility was undrawn.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2008, we provided customers, an insurer and various regulatory authorities with such bonds and letters of credit amounting to approximately $86.0 million to collateralize our obligations, which is comprised of $50.1 million and C$13.0 million of performance and surety bonds or other means of financial assurance and $10.8 million and C$13.7 million of letters of credit. The majority of these obligations are renewed on an annual basis.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2008 and included in the $86.0 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.2 million to secure the liability for losses within the deductible limit.
Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2008 and 2007.
Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $48.9 million and $40.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by operating activities is primarily due to increased cash from operations before working capital changes of $11.5 million, which primarily relates to increased profitability of our operations. This increase was offset by investments in working capital of $2.0 million for the nine months ended September 30, 2008 compared to $1.2 million of cash provided by working capital for the nine months ended September 30, 2007. The primary component of the working capital decrement during the nine months ended September 30, 2008 relates to taxes paid for our Canadian operations.
Cash Flows from Investing Activities
     Cash provided by (used in) investing activities of our continuing operations was $14.6 million and $(69.6) million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, cash provided by investing activities relates to the disposal of our Jacksonville, Florida operations, which was offset by capital expenditures and deposits for business acquisitions. Capital expenditures for continuing operations were $39.2 million and $45.3 million for the nine months ended September 30, 2008 and 2007, respectively. We expect our capital expenditures to range between $55.0 million and $60.0 million for the year ended December 31, 2008. Other cash uses during the nine months ended September 30, 2007 related to the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits, offset by proceeds from the disposal of our Texas operations.

Cash Flows from Financing Activities
     Cash provided by (used in) financing activities of our continuing operations was $(43.5) million and $34.0 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in financing activities for the nine months ended September 30, 2008 primarily relates to a prepayment of our Senior Secured Credit Facilities from a portion of the proceeds from the sale of our Jacksonville, Florida operations. Cash provided by financing activities for the nine months ended September 30, 2007 primarily relates to draws on our Senior Secured Credit Facilities to finance the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits.
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
Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has expired. Details of these agreements are further described in the notes to our Unaudited Condensed Consolidated Financial Statements and in our annual financial statements for the year ended December 31, 2007, as filed on Form 10-K. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director.
Landfill Sites
     The following table reflects landfill capacity activity for the nine months ended September 30, 2008 for permitted landfills owned by us, which are part of our continuing operations. This table is exclusive of our construction and demolition landfill site that was divested as part of the sale of our Jacksonville, Florida operations in March 2008 (in thousands of cubic yards):

	Balance,			Balance,
	Beginning	Landfills	Airspace	End
	of Period	Expanded	Consumed	of Period
United States
Permitted capacity	51,255	29,577	(1,720)	79,112
Probable expansion capacity	29,577	(29,577)	—	—

Total available airspace	80,832	—	(1,720)	79,112

Number of sites	3	—	—	3
Canada
Permitted capacity	11,564	—	(320)	11,244
Probable expansion capacity	4,709	—	—	4,709

Total available airspace	16,273	—	(320)	15,953

Number of sites	3	—	—	3
Total
Permitted capacity	62,819	29,577	(2,040)	90,356
Probable expansion capacity	34,286	(29,577)	—	4,709

Total available airspace	97,105	—	(2,040)	95,065

Number of sites	6	—	—	6
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
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facility under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at September 30, 2008 is estimated at $226.8 million and $156.2 million, respectively, based on quoted market prices. We expect the fair value of the new Credit Facilities to approximate that of their carrying value.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have upon adoption on our accounting for acquisitions. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized as “deal costs” will be expensed as incurred. As of September 30, 2008 our deferred transaction related expenses for transactions currently in negotiation are de minimis. Upon our adoption of SFAS 141(R) on January 1, 2009, we will expense any deferred transaction related costs that are associated with a transaction that is not completed prior to the end of 2008.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the nine months ended September 30, 2008, we estimate that a 5.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $1.3 million.
     As of September 30, 2008, we were exposed to variable interest rates under our Senior Secured Credit Facilities. The interest rates payable on our revolving and term facilities are based on a spread over base rate or Eurodollar loans as defined. A 25 basis point increase in base interest rates would increase cash interest expense by approximately $0.5 million for the nine months ended September 30, 2008.
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
     None

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

Exhibit 4.1	Supplemental Indenture dated as of October 6, 2008 among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed on October 10, 2008).

Exhibit 4.2	Supplemental Indenture dated as of October 8, 2008 among Capital Environmental Holdings Company, Waste Services (CA) Inc., Ram-Pak Compaction Systems Ltd., Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 to Form 8-K (No. 000-25955) filed on October 10, 2008).

Exhibit 10.1	Credit Agreement dated as of October 8, 2008 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time parties thereto, Barclays Capital and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners, Bank of America, N.A., as Syndication Agent, Bosic Inc., Suntrust Bank and The Bank of Nova Scotia, as Co-Documentation Agents, The Bank of Nova Scotia as Canadian Agent and Canadian Collateral Agent and Barclays Bank PLC as Administrative Agent (Incorporated by reference to Exhibit 99.2 to Form 8-K (No. 000-25955) filed on October 10, 2008).

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WASTE SERVICES, INC.
Date: October 22, 2008

By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
President and Chief Executive Officer

By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 4.1	Supplemental Indenture dated as of October 6, 2008 among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed on October 10, 2008).

Exhibit 4.2	Supplemental Indenture dated as of October 8, 2008 among Capital Environmental Holdings Company, Waste Services (CA) Inc., Ram-Pak Compaction Systems Ltd., Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 to Form 8-K (No. 000-25955) filed on October 10, 2008).

Exhibit 10.1	Credit Agreement dated as of October 8, 2008 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time parties thereto, Barclays Capital and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Lead Bookrunners, Bank of America, N.A., as Syndication Agent, Bosic Inc., Suntrust Bank and The Bank of Nova Scotia, as Co-Documentation Agents, The Bank of Nova Scotia as Canadian Agent and Canadian Collateral Agent and Barclays Bank PLC as Administrative Agent (Incorporated by reference to Exhibit 99.2 to Form 8-K (No. 000-25955) filed on October 10, 2008).

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.