Form 10-K
period 2008-12-31
WASTE SERVICES, INC.
filed 2009-02-26
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $170.5 million based on the closing price of the Registrant’s Common Shares as quoted on the NASDAQ Stock Market LLC as of that date.

The number of Common Shares of the Registrant outstanding as of February 23, 2009 was 46,081,647 (assuming exchange of 6,238,597 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 2,079,532 of the Registrant’s Common Shares.)

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to

Proxy Statement for the 2009	Part III
Annual Meeting of Stockholders

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	our substantial indebtedness and the significant restrictive covenants in our various credit facilities and our ability to finance acquisitions and / or capital expenditures with cash on hand, debt or equity offerings;

•	our ability to pay principal debt amounts due at maturity;

•	our business is capital intensive and may consume cash in excess of cash flow from operations and borrowings;

•	our ability to vertically integrate our operations;

•	our ability to maintain and perform our financial assurance obligations;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally as well as weather related events that may impact our operations;

•	construction, equipment delivery or permitting delays for our transfer stations or landfills;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements at favorable rates;

•	our ability to enhance profitability of certain aspects of our operations in markets where we are not internalized through either divestiture or asset swaps;

•	costs and risks associated with litigation; and

•	changes in general business and economic conditions, commodity pricing, exchange rates, the financial markets and accounting standards or pronouncements.

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

Overview

Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we,” “us” or “our”) is a multi-regional, integrated solid waste services company. Waste Services, Inc. is a holding company and all of our operations are conducted by our subsidiaries. We provide collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. All statistics and data presented in this annual report are as of December 31, 2008 unless otherwise indicated. We service an estimated 77,900 commercial and industrial customers and an estimated 7.4 million residential homes. We operate seven landfills, 22 transfer stations, 12 recycling facilities and 33 collection operations.

Our strategy is to operate in markets where we can obtain competitive advantages through economies of scale and preferential disposal alternatives. Scale in a market provides an opportunity to route collection activities more efficiently, maintain profitable pricing levels and negotiate or acquire disposal advantages to allow us to be a low cost provider. We believe we have leading market positions in each of our major markets in Ontario, Alberta, British Columbia and Florida, and we believe we are the third largest waste company by revenue in both Canada and Florida. In Florida, we believe we have the second best disposal assets and anticipate these assets will allow us to become number two in revenue over time.

Our operations are located in the U.S. and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). We divested our Jacksonville, Florida operations in March 2008, our Texas operations in June 2007 and our Arizona operations in March 2007 and as a result, these operations are presented as discontinued for all periods presented. We believe we would have been unable to obtain significant scale in our divested markets to meet our objectives. We do not have significant (in volume or dollars) inter-segment operation-related transactions. For more information regarding our segments refer to Note 18 to our accompanying Consolidated Financial Statements.

Our predecessor company, Capital Environmental Resource Inc. (“Capital Environmental”) was incorporated in Ontario, Canada in May 1997. In 2003, Capital Environmental incorporated us as one of its subsidiaries in Delaware under the name Omni Waste, Inc. In 2003, we changed our name to Waste Services, Inc. Under a plan of arrangement designed to domicile the corporate parent of our operations in the United States, we became the successor to Capital Environmental. The migration transaction was completed July 31, 2004 and was accomplished primarily by the exchange of shares of Capital Environmental into shares of Waste Services, Inc. As a result of the migration transaction, Capital Environmental became our subsidiary and we became the parent company. Capital Environmental also changed its name to Waste Services (CA) Inc. (“Waste Services (CA)”).

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

For tuck-in acquisitions, we pursue opportunities that:

•	are complementary to our existing infrastructure, allowing us to increase the density of our collection routes or enhance asset utilization; or

•	increase the waste volume that can be internalized into our landfills.

For new market entries, we pursue opportunities where we can:

•	benefit from an above-average underlying economic or population growth, or a changing competitive or regulatory environment that could lead to above-average growth for non-hazardous solid waste services;

•	over time establish a leading market position; and

•	secure a disposal facility and subsequently become vertically integrated through tuck-in acquisitions (with the ability to ultimately secure significant internalized waste volumes).

Operations

We provide our services on a geographic basis in Florida and in two regions in Canada: Eastern Canada (Ontario) and Western Canada (Alberta, British Columbia and Saskatchewan). For a discussion on the seasonality of our business, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

A summary of the collection, transfer station, recycling, landfill disposal and other services that we provided as of December 31, 2008 is as follows:

	Eastern	Western	Total
	Canada	Canada	Canada	Florida	Total

Collection operations and other specialized services	14	9	23	10	33
Transfer stations	10	2	12	10	22
Recycling facilities	4	1	5	7	12
Landfills	1	2	3	4	7

Collection Services

We provide collection services to approximately 77,900 commercial and industrial customers and service approximately 7.4 million residential homes. We have a front-line collection fleet size of approximately 1,100 vehicles with an average fleet age of approximately 6 1/2 years.

Commercial and Industrial Collection.  We perform commercial and industrial collection services principally under one to five year service agreements, which typically contain provisions for automatic renewal and prohibit the customer from terminating the agreement prior to its expiration date without incurring a penalty. Roll-off containers are also provided to our customers for temporary services, such as for construction projects, under short-term purchase orders. Stationary compactors are rented to customers, allowing them to compact their waste at their premises prior to its collection. Commercial and industrial collection vehicles normally require one operator. We provide one to eight cubic yard containers to commercial customers and 10 to 40 cubic yard roll-off containers to industrial customers.

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

Landfill Disposal Services

We charge our landfill customers a tipping fee on a per ton or per cubic yard basis for disposing of their non-hazardous solid waste at our landfills. We generally base our landfill tipping fees on market factors and the type and either weight or volume of the waste deposited. We may enter into long-term put or pay disposal arrangements whereby third-party customers can secure disposal capacity at our landfills at pre-arranged fixed rates or pay a penalty equal to the number of tons below the required tonnage multiplied by that disposal rate.

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

Sales and Marketing

We market our services on a decentralized basis principally through our district managers and direct sales representatives. Our sales representatives visit customers on a regular basis and call upon potential new customers within a specified territory or service area. These sales representatives receive a portion of their compensation based on meeting certain incentive targets. We have a diverse customer base, with no single contract or customer representing more than 2.5% of consolidated revenue for the year ended December 31, 2008.

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

The U.S. non-hazardous solid waste industry currently includes two large national waste companies: Waste Management, Inc. and Republic Services, Inc. Waste Management of Canada Corporation and BFI Canada, Inc. are our significant competitors in Canada.

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

Government Regulation

Our facilities and operations in the United States and Canada are subject to significant and evolving federal, state, provincial and local environmental, health and safety and land use laws and regulations that impose significant compliance burdens and risks upon us and require us to obtain permits or approvals from various government agencies. We incur capital costs and recurring, annual operating costs in complying with this regulatory regime. Most permits or approvals must be periodically renewed. Renewals of our landfill permits may result in the imposition of additional conditions that could increase cell development and operating costs above currently anticipated levels, or may limit the type, quantity or quality of waste that may be accepted at the site, thereby reducing operating revenue. Approvals and permits may also be modified or revoked by the issuing agency, impacting operating revenue, and civil or criminal fines and penalties may be imposed for our failure to comply with the terms of our permits and approvals and applicable regulations. In addition, in connection with landfill expansions or increases in transfer station capacities, we will incur significant capital costs in order to meet applicable environmental standards that are a condition to the approval of such expansions or increases. Municipal solid waste landfills, like our JED Landfill in Florida, are a source of greenhouse gas emissions. While we are already subject to limitations on these emissions under the Clean Air Act, if additional legislation is enacted limiting carbon emissions, this could increase the expenses we incur in monitoring and controlling greenhouse gas emissions and could require us to incur capital expenditures to comply with such legislation.

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

Employees

As of December 31, 2008, we employed approximately 2,030 full-time employees, including approximately 85 persons categorized as professionals or managers, approximately 1,680 employees involved in collection, transfer, disposal and recycling operations and approximately 265 sales, clerical, data processing or other administrative employees. In Canada, non-salaried employees in 13 of our 24 collection operations are governed by collective agreements, one of which is to be renewed in 2009. We are not aware of any current organizing efforts among our non-unionized employees and believe that relations with our employees are good.

Executive Officers

The following table sets forth information regarding our executive officers as of February 23, 2009:

Name	Age	Position	Since

David Sutherland-Yoest	52	President and Chief Executive Officer	September 6, 2001
Ivan R. Cairns	63	Executive Vice President, General Counsel and Secretary	January 5, 2004
Edwin D. Johnson	52	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	March 12, 2007
William P. Hulligan	65	Executive Vice President, U.S. Operations	October 30, 2007
Wayne R. Bishop	50	Senior Vice President and Controller	January 5, 2009

Certain biographical information regarding each of our executive officers is set forth below:

David Sutherland-Yoest has been our Chief Executive Officer and a director since September 6, 2001 and President since October 30, 2007. Mr. Sutherland-Yoest also served as the Chairman of our Board from September 6, 2001 until October 21, 2008. Mr. Sutherland-Yoest held the position of Chairman and Chief

Executive Officer of H2O Technologies Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies Ltd. from March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste and the President of Canadian Waste Services, Inc. which, during such time, was a subsidiary of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Inc. and Browning-Ferris Industries, Ltd.

Ivan R. Cairns was appointed our Executive Vice President, General Counsel and Corporate Secretary effective January 5, 2004. Prior to joining us, Mr. Cairns served as Senior Vice President and General Counsel at Laidlaw International Inc. and was Senior Vice President and General Counsel at its predecessor, Laidlaw Inc., for over 20 years.

Edwin D. Johnson was appointed our Executive Vice President and Chief Financial Officer effective March 12, 2007, and our Chief Accounting Officer as of December 31, 2008. Prior to joining us, Mr. Johnson was Chief Financial Officer of Expert Real Estate Services, Inc., a full service real estate brokerage company. From January 2001 to January 2005, Mr. Johnson was Principal Consultant of Corporate Resurrections, Inc., a consulting firm providing financial and other services to distressed companies and start-up businesses. Mr. Johnson has ten years prior experience in the waste industry and is the former Chief Financial Officer of Attwoods plc.

William P. Hulligan was appointed our Executive Vice President, U.S. Operations effective October 30, 2007. Mr. Hulligan has been employed by us in various executive capacities since June 1, 2003. He was a consultant for Waste Management, Inc. from 1995 to 2003. Mr. Hulligan has over 35 years experience in the waste industry and is the former President of Waste Management of North America, Inc.

Wayne R. Bishop was appointed our Senior Vice President and Controller effective January 5, 2009. Prior to joining us, Mr. Bishop served as Vice President, Finance of Cara Operations Limited, a full service restaurant owner and operator, from October 2007 to July 2008 and as its Vice President, Controller from October 2004 to October 2007. Prior to joining Cara Operations Limited, Mr. Bishop was Vice President, Controller at Laidlaw International Inc. and its predecessor, Laidlaw Inc from April 1997 to January 2004 and as its Controller from 1987 to April 1997.

Item 1A.	Risk Factors

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy

As of December 31, 2008, we had total outstanding debt and capital lease obligations of $380.7 million. Our debt is primarily comprised of (i) our Senior Secured Credit Facilities, which consist of a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations; and term loans of $39.4 million to Waste Services, Inc. and C$130.5 million to Waste Services (CA) Inc; (ii) other secured and unsecured notes payable of $10.8 million and (iii) $160.0 million 9 1/2% senior subordinated notes due 2014. The revolver commitments under our Senior Secured Credit Facilities terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Senior Secured Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and have the guarantee of our domestic and foreign subsidiaries.

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

Our business is capital intensive and may consume cash in excess of cash flow from our operations and borrowings

Our ability to remain competitive, sustain our growth and maintain our operations largely depends on our cash flow from operations and our access to capital. We intend to fund our cash needs through our operating cash flow and borrowings under our Senior Secured Credit Facilities. We may require additional equity or debt financing to fund our growth and debt repayment obligations.

Additionally, we have provided for our liabilities related to our closure and post-closure obligations. As we undertake acquisitions, expand our operations, and deplete our landfills, our cash expenditures will increase. As a result, working capital levels may decrease and require financing. If we must close a landfill sooner than we currently anticipate, or if we reduce our estimate of a landfill’s remaining available airspace, we may be required to incur such cash expenditures earlier than originally anticipated. Expenditures for closure and post-closure obligations may increase as a result of any federal, state, provincial or local government regulatory action taken to accelerate such expenditures. These factors could substantially increase our cash expenditures and therefore impair our ability to invest in our existing or new facilities and increase our indebtedness.

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

Our operating margins and profitability may be negatively impacted by increased fuel and energy costs and changes in prices for recycled commodities

Although fuel and energy costs account for a relatively small portion of our total operating costs, sustained increases in such costs, which we are unable to pass on to our customers because of competitive pressures or contractual limitations, could lower our operating margins and negatively impact our profitability.

Our material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. However, sustained declines in the price of recycled commodities, including but not limited to, aluminum, used corrugated cardboard or news print would lower our revenue from such commodities and adversely affect our margins and profitability.

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

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period

A portion of our operations are domiciled in Canada; as such, we translate the results of our operations and financial condition of our Canadian operations into U.S. dollars. Therefore, our reported results of operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar our revenue is favorably affected and conversely our expenses are unfavorably affected. Assets and liabilities of Canadian operations have been translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet date, and revenue and expenses of Canadian operations have been translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income (loss). Monetary assets and liabilities, as well as intercompany balances, denominated in U.S. dollars held by our Canadian operations are re- measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

Limits on export of waste and any disruptions to the cross-border flow of waste may adversely affect our results of operations by increasing our costs of disposal

There is limited disposal capacity available in Ontario, Canada, a market in which we have significant operations. As a result, a significant portion of the solid waste collected in Ontario is transported to sites in the United States for disposal or incineration. Disruptions in the cross-border flow of waste, or periodic closures of the border to solid waste would cause us to incur more costs due to the increased time trucks hauling our waste may be required to spend at border check-points or increased processing or sorting requirements. Additionally, trucks hauling our waste might be required to travel further to dispose of the waste in other areas of Ontario. Disruptions in the cross-border flow of waste could also result in a lack of disposal capacity available to our Ontario market at a reasonable price or at all. These disruptions could have a material adverse effect on our operating results by increasing our costs of disposal in the Ontario market and thereby decreasing our operating margins and could result in the loss of business to competitors with more favorable disposal options.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our principal executive offices are in leased premises in Burlington, Ontario. Our principal property and equipment consist of landfills, land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our lenders under our Senior Secured Credit Facilities.

The following table summarizes the real properties used in our operations as of December 31, 2008:

		Collection	Transfer	Recycling
	Administrative	Operations	Stations	Facilities	Landfills

Owned	—	16	10	6	7
Leased	1	17	12	6	—

Total	1	33	22	12	7

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Our common shares are listed on the NASDAQ Stock Market LLC, as traded under the symbol “WSII”. The following table provides high and low common share price information for each quarter within our last two fiscal years:

	High	Low

Year ended December 31, 2008
First Quarter	$9.76	$7.60
Second Quarter	8.42	6.75
Third Quarter	9.55	6.52
Fourth Quarter	8.00	5.20
Year ended December 31, 2007
First Quarter	$11.92	$9.26
Second Quarter	12.46	9.40
Third Quarter	12.40	9.61
Fourth Quarter	10.05	8.25

Holders

As of February 23, 2009, there were 81 holders of record of our common shares (including holders of record of exchangeable shares of Waste Services (CA)).

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

We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business and repayment of indebtedness. Accordingly, we do not intend to declare or pay any cash dividends on our common shares in the immediate future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, provisions of our Senior Secured Credit Facilities, the income tax laws then in effect and the requirements of applicable laws.

Repurchases of Securities

None.

Performance graph

The following graph compares the cumulative total stockholder return from December 31, 2003 through December 31, 2008 for Waste Services common stock, the NASDAQ Composite Index and a peer group of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and the returns of each company in the NASDAQ Composite Index and the peer group have been weighted to reflect relative stock market capitalization. The graph assumes that $100 was invested on December 31, 2003, in each of Waste Services’ common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the peer group.

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The Peer Group is comprised of representative companies within the solid waste management industry whose common stock is publicly-traded. The Peer Group for 2008 consists of, Casella Waste Systems, Inc., Republic Services, Inc., Waste Connections, Inc., and Waste Management, Inc.

Item 6.	Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this annual report, especially Notes 3 and 4 as they relate to our business combinations, significant asset acquisitions and dispositions, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 and for each of the years then ended have been derived from our Consolidated Financial Statements. The selected consolidated financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 and for each of the years then ended have been prepared in accordance with accounting principles generally accepted in the United States.

	For Each of the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Statement of Operations and Cash Flow Data:
Revenue	$473,029	$461,447	$362,672	$327,163	$266,292
Income from operations	41,659	40,813	13,272	8,919	6,039
Loss from continuing operations	(1,956)	(14,303)	(49,530)	(51,596)	(49,259)
Income from discontinued operations net of income tax provision of $266, nil, $652, $852 and $574 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively	409	2,796	999	1,306	880
Gain (loss) on sale of discontinued operations, net of income tax provision of $7,255 for the year ended December 31, 2008 and nil for all other years	11,110	(11,607)	—	—	—
Income (loss) before cumulative effect of change in accounting principle	9,563	(23,114)	(48,531)	(50,290)	(48,379)
Cumulative effect of change in accounting principle	—	—	—	—	225
Net income (loss)	9,563	(23,114)	(48,531)	(50,290)	(48,154)
Loss per share, basic and diluted — continuing operations	$(0.04)	$(0.31)	$(1.40)	$(1.57)	$(1.67)
Earnings (loss) per share, basic and diluted - discontinued operations	0.25	(0.19)	0.03	0.04	0.03
Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle	0.21	(0.50)	(1.37)	(1.53)	(1.64)
Cumulative effect of change in accounting principle	—	—	—	—	0.01
Earnings (loss) per share — basic and diluted	0.21	(0.50)	(1.37)	(1.53)	(1.63)
Weighted average common shares outstanding — basic and diluted	46,079	46,007	35,354	32,880	29,410
Cash flows from operating activities of continuing operations	$56,051	$54,677	$26,668	$14,372	$24,240
Capital expenditures for continuing operations	48,066	57,557	39,747	25,455	24,673
Average exchange rate C$ to US$	$0.9381	$0.9303	$0.8817	$0.8255	$0.7699

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$7,227	$20,706	$8,532	$8,885	$8,473
Property, equipment and landfill sites, net	385,432	383,049	322,574	219,202	220,708
Goodwill and other intangible assets, net	372,886	397,766	323,939	281,287	278,869
Total assets	840,927	938,488	865,063	728,389	720,583
Total debt and capital lease obligations (exclusive of cumulative mandatorily redeemable Preferred Stock)	372,952	445,539	410,353	286,669	278,363
Cumulative mandatorily redeemable Preferred Stock	—	—	—	84,971	64,971
Total shareholders’ equity	335,018	350,595	339,357	264,491	298,776
Year end exchange rate C$ to US$	$0.8210	$1.0088	$0.8581	$0.8598	$0.8319

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. However, sustained declines in the price of recycled commodities, including but not limited to, aluminum, used corrugated cardboard or news print would lower our revenue from such commodities and adversely affect our margins and profitability.

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

Prior to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) on January 1, 2009, we capitalized certain third-party costs related to pending acquisitions. These costs remained deferred until we either ceased to be engaged on a regular and ongoing basis with the proposed acquisition, at which point they were expensed, or the target was acquired and these costs were capitalized as part of the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred. Following our adoption of SFAS 141(R) on January 1, 2009, we will expense all transaction related costs associated with future business acquisitions. As of December 31, 2008 we had no deferred acquisition costs related to any in-process business combinations.

Recent Developments

Refinancing of Credit Facilities

On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries.

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

Acquisitions and Dispositions

In December 2008, we acquired RIP, Inc., the owner of a construction and demolition waste landfill in Citrus Country, Florida (the “RIP Landfill”), for an aggregate purchase price of $7.7 million. Should the site be permitted as a Class I landfill, Class III landfill or as a transfer station, the sellers are entitled to future royalties at varied rates per ton based on the volume and type of waste deposited at the site.

In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. (“Commercial Clean-up”), a construction and demolition hauling operation in Fort Myers, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from our pre-existing waste streams within the counties of Charlotte, Lee and Collier, Florida. We plan to internalize the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets for a purchase price of $6.0 million. We expect the lessee to exercise their option to purchase the property. Also at the time of close, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.

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

Prior to the WCA transaction, we had significant operations in the construction and demolition market in Fort Myers. We believed that by acquiring WCA’s Southwest Florida operations, we could create greater long-term shareholder value by removing a market competitor, increasing our density and internalizing construction and demolition waste volume to our SLD Landfill in southwest Florida. Conversely, our Texas Class I landfill site required significant capital investment for cell construction and new equipment within the next two years. While both markets are extremely competitive, our lack of dedicated collection or hauling assets in Texas meant that in order to realize the full potential of the Texas marketplace earlier in the site life, we would need to acquire additional hauling company assets rather than building them organically over time. Hence we believed that the WCA assets, which were immediately integrated into existing operations, would yield higher future returns than those of the developing Texas market.

In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Under the terms of the purchase agreement, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $18.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or January, 2009, and delivery of title to the property. Through the third quarter of 2008, we had advanced $9.5 million towards the purchase of the landfill development project and incurred design and other third party costs relative to this project totaling $0.8 million. In the fourth quarter of 2008 we determined that the landfill development project was no longer economically viable, and as such we ceased pursuing any further investment in this project. Accordingly, we recognized a charge for the previous advances and capitalized costs of $10.3 million in December 2008. We will have no further obligation relative to the $18.5 million payment or the $7.5 million contingent fee associated with the obtaining of certain landfill operating permits.

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

We have presented the net assets and operations of our Jacksonville, Florida operations, Texas operations and Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $4.7 million, $37.1 million and $61.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Pre-tax net income from discontinued operations was $0.7 million, $2.8 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006 respectively. The income tax provision for discontinued operations was $0.3 million, nil and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in pre-tax net income from discontinued operations for 2008 compared to 2007 and 2006 relates primarily to the exclusion of our Jacksonville, Florida operations for all but the first two months of 2008. During 2008, we recognized a pre-tax gain on disposal of $18.4 million relative to the sale of the Jacksonville, Florida operations and an associated income tax provision of $7.3 million. During 2007, we recognized a loss on disposal of $12.4 million relative to the sale of our Texas operations and a gain on disposal of $0.8 million relative to the sale of our Arizona operations. No income tax provision or benefit has been attributed to the Texas or Arizona disposals. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was $23.6 million and $21.0 million of goodwill, respectively. There was no goodwill allocable to our Texas operations.

Critical Accounting Estimates and Policies

General

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. These areas include allowances for doubtful accounts, landfill airspace and depletion of landfill development costs, intangible and long-lived assets, closure and post-closure liabilities, insurance reserves, revenue recognition, income taxes, assumptions for share-based payments and commitments and contingencies. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Business Acquisitions and Goodwill

We account for business acquisitions using the purchase method of accounting. As of January 1, 2009 we adopted the provisions of SFAS 141(R) and will account for acquisitions completed after December 31, 2008 in accordance with SFAS 141(R). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere in this annual report. We determine the purchase price of an acquisition based on the fair value of the consideration given or the fair value of the net assets acquired, whichever is more clearly evident. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and annually test goodwill at December 31 for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.

We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we primarily utilize discounted future cash flows. However, we may test the results of fair value under discounted cash flows using (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimate to range between 9% and 11%; (v) the ability to utilize certain domestic tax attributes and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (vi) the testing for recoverability under SFAS 144 of a significant asset group within the reporting unit.

In preparing our annual test for impairment as of December 31, 2008, we determined that the aggregate sum of our reporting unit fair values exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding using the twenty-day weighted average to December 31, 2008. We believe one of the primary reconciling differences between fair value and our market capitalization is due to a control premium. We believe the value of a control premium is the value a market participant could extract as savings and / or synergies by obtaining control, and thereby eliminating duplicative overhead costs and operating costs resulting from the consolidation of routes and internalization of additional waste streams. Additionally, we believe there are qualitative factors that externally influence our market capitalization. These items include, but are not limited to:

•	The fact that, to a significant extent, our shares are held by insiders and affiliates, reducing market liquidity.

•	The perception that one of our larger shareholders, due to circumstances unrelated to us, is liquidating their position putting pressure on the market price of our shares.

•	As of December 31, 2008 our market capitalization has been below our book value only in the fourth and second quarter, for relatively short periods of time. We believe the fourth quarter is due to market conditions and the second quarter is due to the annual rebalancing of market indexes and funds at the end of June.

We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share continue to exceed our market share price or we have other indicators of impairment, as previously discussed, we will be required to perform an interim step one impairment analysis,which may lead to a step two analysis resulting in a goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.

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

Prior to our adoption of SFAS 141(R) on January 1, 2009, we capitalized certain third-party costs related to pending acquisitions. These costs remained deferred until we either ceased to be engaged on a regular and ongoing basis with the proposed acquisition, at which point they were expensed, or the target was acquired and these costs were capitalized as part of the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred. Following our adoption of SFAS 141(R) on January 1, 2009, we will expense all transaction related costs associated with future business acquisitions. As of December 31, 2008 we had no deferred acquisition costs related to any in-process business combinations.

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

Costs associated with arranging financing are deferred and expensed over the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs are charged to earnings. Fees paid to lenders for amendments that are not accounted for as extinguishments are deferred and expensed over the remaining life of the facility; ancillary professional fees relating to an amendment are expensed as incurred.

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

Costs related to acquiring land, excluding the estimated residual value of un-permitted, non-buffer land, and costs related to permitting and cell construction are depleted as airspace is consumed using the units-of-consumption method over the total available airspace, including probable expansion airspace, where appropriate. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

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

We assess the carrying value of our landfill sites in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. These provisions, as well as possible instances that may lead to impairment, are addressed under the heading “Long-Lived Assets” above. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

We identified three sequential steps that landfills generally follow to obtain expansion permits. These steps are as follows: (i) obtaining approval from local authorities; (ii) submitting a permit application to state or provincial authorities; and (iii) obtaining permit approval from state or provincial authorities.

Before expansion airspace is included in our calculation of total available disposal capacity, the following criteria must be met: (i) the land associated with the expansion airspace is either owned by us or is controlled by us pursuant to an option agreement; (ii) we are committed to supporting the expansion project financially and with appropriate resources; (iii) there are no identified fatal flaws or impediments associated with the project, including political impediments; (iv) progress is being made on the project; (v) the expansion is attainable within a reasonable time frame; and (vi) based on senior management’s review of the status of the permit process to date, we believe it is more likely than not the expansion permit will be received within the next five years. Upon meeting our expansion criteria, the rates used at each applicable landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted to include probable expansion airspace and all additional costs to be capitalized or accrued associated with the expansion airspace.

Once expansion airspace meets the criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. Changes in engineering estimates are primarily driven by landfill design, compaction and density, which affect our depletion rates.

The following tables reflect landfill capacity activity for permitted landfills owned by us, which are part of our continuing operations. These tables are exclusive of our landfill sites that were divested as part of the sales of our Jacksonville, Florida operations in March 2008, Texas operations in June 2007 and Arizona operations in March 2007 and are for each of the three years ended December 31, 2008, 2007 and 2006 (in thousands of cubic yards):

	December 31, 2008
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	51,255	580	29,577	—	(1,387)	80,025
Probable expansion capacity	29,577	—	(29,577)	—	—	—

Total available airspace	80,832	580	—	—	(1,387)	80,025

Number of sites	3	1	—	—	—	4
Canada
Permitted capacity	11,564	—	—	—	(546)	11,018
Probable expansion capacity	4,709	—	—	143	—	4,852

Total available airspace	16,273	—	—	143	(546)	15,870

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	62,819	580	29,577	—	(1,933)	91,043
Probable expansion capacity	34,286	—	(29,577)	143	—	4,852

Total available airspace	97,105	580	—	143	(1,933)	95,895

Number of sites	6	1	—	—	—	7

As of January 1, 2008, we had deemed 29.6 million cubic yards of domestic expansion capacity. During April 2008, that capacity was formally permitted and as such it was reclassified to permitted capacity during 2008.

	December 31, 2007
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	53,792	—	—	—	(2,537)	51,255
Probable expansion capacity	18,300	—	11,277	—	—	29,577

Total available airspace	72,092	—	11,277	—	(2,537)	80,832

Number of sites	3	—	—	—	—	3
Canada
Permitted capacity	11,644	—	—	533	(613)	11,564
Probable expansion capacity	4,970	—	—	(261)	—	4,709

Total available airspace	16,614	—	—	272	(613)	16,273

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	65,436	—	—	533	(3,150)	62,819
Probable expansion capacity	23,270	—	11,277	(261)	—	34,286

Total available airspace	88,706	—	11,277	272	(3,150)	97,105

Number of sites	6	—	—	—	—	6

	December 31, 2006
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	22,374	32,635	—	(359)	(858)	53,792
Probable expansion capacity	18,300	—	—	—	—	18,300

Total available airspace	40,674	32,635	—	(359)	(858)	72,092

Number of sites	1	2	—	—	—	3
Canada
Permitted capacity	11,878	—	—	73	(307)	11,644
Probable expansion capacity	—	—	4,970	—	—	4,970

Total available airspace	11,878	—	4,970	73	(307)	16,614

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	34,252	32,635	—	(286)	(1,165)	65,436
Probable expansion capacity	18,300	—	4,970	—	—	23,270

Total available airspace	52,552	32,635	4,970	(286)	(1,165)	88,706

Number of sites	4	2	—	—	—	6

Accrued Closure and Post-Closure Obligations

We recognize as an asset, an amount equal to the fair value of the liability for an asset retirement obligation. The asset is then depleted consistent with other capitalized landfill costs, over the remaining useful life of the site based on units-of-consumption as airspace in the landfill is consumed. Additionally, we recognize a liability for the present value of the estimated future asset retirement obligation. The liability will be adjusted for: (i) additional liabilities incurred or settled; (ii) accretion of the liability to its future value; and (iii) revisions in the estimated cash flows relative to closure and post-closure costs.

Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post-closure liabilities by estimating the total future obligation in current dollars, increasing the obligations based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the resultant total to its present value using a credit-adjusted risk-free discount rate of approximately 7.7%. Our 2009 inflation and discount rates approximate 2.5% and 6.5%, respectively. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post-closure obligations is accrued over the estimated life of the landfill and charged to cost of operations as it is accrued.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Consolidated Statements of Operations. Our provision for deferred income taxes is complex; as such you should read our discussion of “Income Tax Provision” contained elsewhere in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS Statement No. 109” (“FIN 48”). FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from previous practice, whereby companies recognized a tax benefit only if it was probable a tax position would be sustained.

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

This statement became effective for us on January 1, 2007 and the adoption and continued application of FIN 48 did not have a material effect on our consolidated results of operations, cash flows or financial position. As of December 31, 2008 and 2007 and January 1, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Risk Management

Our U.S.-based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies that underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other factors, the size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2008 we had posted letters of credit with our U.S. insurer of $10.2 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Share-Based Payments

Stock-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2008, 2007 and 2006, stock-based employee compensation expense was $2.6 million, $2.8 million and $3.1 million, respectively.

We estimate the fair value of option grants made to employees using a Black-Scholes pricing model. We make the following assumptions relative to this model: (i) the annual dividend yield is zero as we do not pay dividends, (ii) the weighted-average expected life is based on share option exercises, pre and post vesting terminations and share option term expiration, (iii) the risk free interest rate is based on the U.S. Treasury security rate for the expected life, and (iv) the volatility is based on the level of fluctuations in our historical share price for a period equal to the weighted-average expected life.

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

Restricted stock units with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome.

Registration Payment Arrangements

We account for registration payment arrangements in accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”

Translation and Re-Measurement of Foreign Currency

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

Operating Results

Results of Operations for each of the Three Years Ended December 31, 2008, 2007 and 2006

The following tables set forth our consolidated results of operations for each of the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008
	Florida		Canada		Total

Revenue	$231,352	100.0%	$241,677	100.0%	$473,029	100.0%
Operating expenses:
Cost of operations	148,474	64.2%	160,647	66.5%	309,121	65.3%
Selling, general and administrative expense	30,027	13.0%	29,576	12.2%	59,603	12.6%
Restructuring, severance and related costs	4,673	2.0%	2,198	0.9%	6,871	1.5%
Landfill development project costs	10,267	4.4%	—	0.0%	10,267	2.2%
Depreciation, depletion and amortization	26,145	11.3%	19,203	7.9%	45,348	9.6%
Foreign exchange loss (gain) and other	(628)	−0.3%	788	0.4%	160	0.0%

Income from operations	$12,394	5.4%	$29,265	12.1%	$41,659	8.8%

	2007
	Florida		Canada		Total

Revenue	$239,384	100.0%	$222,063	100.0%	$461,447	100.0%
Operating expenses:
Cost of operations	154,250	64.4%	147,323	66.3%	301,573	65.3%
Selling, general and administrative expense	32,094	13.4%	28,150	12.7%	60,244	13.1%
Severance and related costs	3,995	1.7%	—	0.0%	3,995	0.9%
Depreciation, depletion and amortization	35,262	14.8%	19,629	8.8%	54,891	11.9%
Foreign exchange loss (gain) and other	282	0.1%	(351)	−0.1%	(69)	0.0%

Income from operations	$13,501	5.6%	$27,312	12.3%	$40,813	8.8%

	2006
	Florida		Canada		Total

Revenue	$174,644	100.0%	$188,028	100.0%	$362,672	100.0%
Operating expenses:
Cost of operations	119,377	68.4%	128,176	68.2%	247,553	68.3%
Selling, general and administrative expense	33,418	19.1%	23,416	12.5%	56,834	15.7%
Deferred acquisition costs	439	0.3%	5,173	2.8%	5,612	1.5%
Depreciation, depletion and amortization	20,299	11.6%	17,382	9.1%	37,681	10.3%
Foreign exchange loss and other	221	0.1%	1,499	0.8%	1,720	0.5%

Income from operations	$890	0.5%	$12,382	6.6%	$13,272	3.7%

Revenue

A summary of our revenue, by service line, for each of the three years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008		2007		2006

Collection	$390,768	74.6%	$371,700	72.5%	$299,291	76.1%
Landfill disposal	47,310	9.0%	59,015	11.5%	43,887	11.2%
Transfer station	65,210	12.5%	62,096	12.1%	40,372	10.3%
Material recovery facilities	18,531	3.5%	18,372	3.6%	8,758	2.2%
Other specialized services	1,760	0.4%	1,259	0.3%	1,108	0.2%

	523,579	100.0%	512,442	100.0%	393,416	100.0%
Intercompany elimination	(50,550)		(50,995)		(30,744)

	$473,029		$461,447		$362,672

Revenue was $473.0 million and $461.4 million for the years ended December 31, 2008 and 2007, respectively, an increase of $11.6 million or 2.5%. The decrease in revenue from our Florida operations for 2008 of $8.0 million or 3.3% was driven by decreased collection, primarily in our industrial and commercial lines of business, third-party transfer station and landfill volumes of $25.7 million and other net decreases of $12.8 million, primarily related to the expiration of certain residential and recycling collection contracts. Offsetting these net decreases were acquisitions net of dispositions of $18.6 million and price increases of $11.9 million, of which $4.2 million related to fuel and environmental surcharges.

The increase in revenue from our Canadian operations for 2008 of $19.6 million or 8.8% was due to price increases of $16.8 million, of which $6.8 million related to fuel and environmental surcharges. Organic volume growth was $6.0 million. Offsetting these increases were decreases of $5.2 million, primarily related to the loss of residential contracts. The favorable effect of foreign exchange movements increased revenue by $2.0 million.

Revenue was $461.4 million and $362.7 million for the years ended December 31, 2007 and 2006, respectively, an increase of $98.7 million or 27.2%. The increase in revenue from our Florida operations for 2007 of $64.7 million or 37.1% was driven by price increases of $7.0 million, of which $0.4 million related to fuel surcharges, and acquisitions net of dispositions of $72.0 million. Offsetting these net increases were decreased collection, primarily in our industrial line of business, transfer station and third party landfill volumes of $5.9 million and other net decreases of $8.4 million, primarily related to our exiting certain lower margin residential collection contracts.

The increase in revenue from our Canadian operations for 2007 of $34.0 million or 18.1% was due to price increases of $10.9 million, of which $1.5 million related to fuel surcharges, increased collection, transfer station and third party landfill volumes of $10.0 million and net gains on contract awards and other increases of $1.5 million. The favorable effect of foreign exchange movements increased revenue by $11.6 million.

Cost of Operations

Cost of operations was $309.1 million and $301.6 million for the years ended December 31, 2008 and 2007, respectively, an increase of $7.5 million or 2.5%. As a percentage of revenue, cost of operations was 65.3% for the years ended December 31, 2008 and 2007.

The decrease in cost of operations from our Florida operations for 2008 of $5.8 million or 3.8% was due to lower costs for disposal and transportation sub-contractor costs, primarily due to overall lower collection volumes of $9.4 million, lower variable labor costs of $5.1 million due to decreased labor hours and labor reduction initiatives. Decreases in other operating costs of $3.5 million were due to lower equipment operating costs of $1.5 million, lower insurance and support costs of $1.5 million and lower landfill operating costs of $0.5 million resulting from lower landfill volumes and community host fees. Offsetting these decreases were acquisitions of $10.7 million and increased fuel costs of $1.5 million. As a percentage of revenue, cost of operations remained consistent at 64.2% and 64.4% for the years ended December 31, 2008 and 2007, respectively, as declines in waste volumes and internalization eroded margins, which were offset by net declines in our operating costs.

The increase in cost of operations from our Canadian operations for 2008 of $13.3 million or 9.0% was due to increased disposal volumes and costs of $6.8 million, increased fuel costs of $3.5 million and increased labor costs of $2.6 million, of which $0.2 million relates to statutory severance in connection with labor reduction initiatives. These increases were offset by decreases in vehicle repair and maintenance of $0.4 million and landfill operating costs of $0.5 million resulting from lower landfill volumes. The unfavorable effect of foreign exchange movements was $1.3 million. Cost of operations as a percentage of revenue increased to 66.5% from 66.3% for the years ended December 31, 2008 and 2007, respectively, primarily due to lower landfill and special waste volumes received directly at our landfill sites, which generally have higher operating margins than our hauling operations, coupled with the higher operating costs previously discussed.

Cost of operations was $301.6 million and $247.6 million for the years ended December 31, 2007 and 2006, respectively, an increase of $54.0 million or 21.8%. As a percentage of revenue, cost of operations was 65.3% and 68.3% for the years ended December 31, 2007 and 2006, respectively.

The increase in cost of operations from our Florida operations for 2007 of $34.9 million or 29.2% was due to acquisitions net of dispositions of $49.4 million. Offsetting this increase was lower costs for third party disposal due to increased internalization of $9.0 million, lower labor costs, primarily due to our exiting certain lower margin residential collection contracts of $3.4 million, decreased insurance and support costs of $0.7 million and decreases in vehicle repair, maintenance and other operating costs of $1.4 million. As a percentage of revenue, cost of operations was 64.4% and 68.4% for the years ended December 31, 2007 and 2006, respectively. The improvement in our domestic gross margin is primarily due to increased internalization and exiting certain lower margin residential collection contracts.

The increase in cost of operations from our Canadian operations for 2007 of $19.1 million or 14.9% was due to increased labor costs of $5.8 million, increased disposal volumes and rates of $1.6 million, increased fuel costs of $1.2 million and increased vehicle repair and maintenance and other operating costs of $2.8 million. The unfavorable effect of foreign exchange movements was $7.7 million. Cost of operations as a percentage of revenue decreased to 66.3% from 68.2% for the years ended December 31, 2007 and 2006, respectively, which is primarily due to increased landfill volumes and overall price increases.

Selling, General and Administrative Expense

Selling, general and administrative expense, excluding restructuring, severance and related costs, was $59.6 million and $60.2 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $0.6 million or 1.0%. As a percentage of revenue, selling, general and administrative expense, excluding restructuring, severance and related costs, was 12.6% and 13.1% for years ended December 31, 2008 and 2007, respectively. The overall decrease in selling, general and administrative expense is primarily due to reductions in legal fees of $1.8 million, which primarily relates to fees for our litigation with Waste Management expensed in the first quarter of 2007 that have not recurred in 2008. In the third quarter of 2008, we incurred legal and professional fees related to the consent solicitation that provided for certain amendments to the Indenture governing our Senior Subordinated Notes, which in part offset the overall decrease in legal fees. Also contributing to the decrease in selling, general and administrative expense were lower wages, salaries and bonus of $0.4 million, of which $1.2 million was a release of bonus accrual in the fourth quarter of 2008, and other decreases of $0.5 million. Offsetting these decreases were cost increases associated with acquisitions net of dispositions of $1.3 million and increased stock-based compensation of $0.5 million. The unfavorable effect of foreign exchange movements was $0.3 million.

Selling, general and administrative expense, excluding severance and related costs, was $60.2 million and $56.8 million for the years ended December 31, 2007 and 2006, respectively, an increase of $3.4 million or 6.0%. As a percentage of revenue, selling, general and administrative expense, excluding severance and related costs, was 13.1% and 15.7% for the years ended December 31, 2007 and 2006, respectively. The overall increase in selling, general and administrative expense, excluding severance and related costs, is due to acquisitions net of dispositions of $6.3 million, increased labor costs of $0.4 million and increased provisions for doubtful accounts and other support costs of $1.1 million. Offsetting these increases were decreases in legal and professional fees of $4.9 million, which primarily relates to costs for our litigation with Waste Management that were incurred in 2006 and lower stock-based compensation expense of $1.0 million. The unfavorable effect of foreign exchange movements was $1.5 million.

Restructuring, Severance and Related Costs

During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered into with previous owners of businesses that were acquired. As of December 31, 2008, $5.0 million remains accrued relative to the plan. As a result of this plan, we expect to save overhead costs of approximately $6.6 million on an annual basis. Although we have yet to sub-let our U.S. corporate office, we have assumed sub-let rental income for three years, beginning one year from December 31, 2008, of the remaining lease term. Should our estimates require revision, we may have additional charges for remaining lease payments in future periods.

Effective August 23, 2007, we entered into a separation agreement with Mr. Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million during 2007. As of December 31, 2008, $1.9 million remains accrued relative to Mr. Wilcox’s separation agreement.

Please see the section titled “Tabular Disclosure of Contractual Obligations” below for the timing of payment for the remaining accrued restructuring, severance and related expenditures discussed above.

Landfill Development Project

Through the third quarter of 2008, we had advanced $9.5 million towards the purchase of a landfill development project and incurred design and other third party costs relative to this project totaling $0.8 million. In the fourth quarter of 2008 we determined that the landfill development project was no longer economically viable, and as such we ceased pursuing any further investment in this project. Accordingly, we recognized a charge for the previous advances and capitalized costs of $10.3 million in December 2008.

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $45.3 million and $54.9 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $9.6 million or 17.5%. As a percentage of revenue, depreciation, depletion and amortization was 9.6% and 11.9% for the years ended December 31, 2008 and 2007, respectively. Acquisitions net of dispositions accounted for an increase in depreciation of $0.9 million. This increase was offset by an overall decrease in landfill depletion of $6.9 million, which is primarily due to decreased third-party and internal disposal volumes at our landfills of $4.3 million, as well as lower depletion rates of $2.6 million. A permitted expansion at one of our disposal sites increased landfill airspace and thereby decreased our domestic depletion rate. Amortization of intangible assets decreased $3.7 million primarily due to the expiration of a residential recycling agreement in Miami-Dade County that was acquired as part of our acquisition of the Allied Waste South Florida operations. Foreign exchange rate movements had an unfavorable effect of $0.1 million. Landfill depletion rates for our U.S. landfills ranged from $4.02 to $6.16 per ton and $3.55 to $7.81 per ton during the years ended December 31, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the years ended December 31, 2008 and 2007, respectively.

Depreciation, depletion and amortization was $54.9 million and $37.7 million for the years ended December 31, 2007 and 2006, respectively, an increase of $17.2 million or 45.7%. As a percentage of revenue, depreciation, depletion and amortization was 11.9% and 10.3% for the years ended December 31, 2007 and 2006, respectively. The overall increase in depreciation, depletion and amortization is primarily attributable to increased landfill depletion of $2.8 million, which is primarily due to increased disposal volumes in part resulting from increased internalization at our domestic landfills, acquisitions net of dispositions of $7.1 million and an increase in our truck fleet depreciation. Amortization of intangible assets increased $5.3 million. The unfavorable effect of foreign exchange rate movements was $1.0 million. Landfill depletion rates for our U.S. landfills ranged from $3.55 to $7.81 per ton and $4.77 to $7.68 per ton during the years ended December 31, 2007 and 2006, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.12 to C$9.25 per tonne and C$2.70 to C$11.82 per tonne during the years ended December 31, 2007 and 2006, respectively.

Foreign Exchange Loss (Gain) and Other

Foreign exchange loss (gain) and other was $0.2 million, $(0.1) million and $1.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Foreign exchange loss (gain) relates to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars. Other components primarily relate to gains or losses on sales of equipment. The increase in loss in 2006 compared to 2008 and 2007 is primarily due to an increase in a U.S. monetary note between our U.S. parent and our Canadian subsidiary.

Interest Expense

The components of interest expense, including cumulative mandatorily redeemable preferred stock dividends, amortization of issue costs and discounts, and accretion for non-interest bearing notes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Senior Secured Credit Facility and Senior Subordinated Note interest	$30,033	$36,673	$27,704
Amortization of debt issue costs and discounts	5,377	2,362	1,569
Preferred Stock dividends and amortization of issue costs	—	—	18,466
Loss on exchange of cumulative mandatorily redeemable Preferred Stock	—	—	1,187
Other interest expense	2,022	1,644	1,708

	$37,432	$40,679	$50,634

Interest expense was $37.4 million and $40.7 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $3.3 million or 8.0%. Interest expense on the Senior Secured Credit Facilities and the

Senior Subordinated Notes decreased $6.6 million for the year ended December 31, 2008 due primarily to lower average rates and lower overall balances outstanding on our Senior Secured Credit Facilities during 2008. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 6.2% and 7.9% for the years ended December 31, 2008 and 2007, respectively and 6.5% for our Canadian dollar denominated Senior Secured Credit Facilities for the period they were outstanding during 2008.

In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to make a prepayment on the term loan under our Senior Secured Credit Facilities. As such, we expensed $0.5 million of unamortized debt issue cost related to the retirement. In October 2008, we refinanced our Senior Secured Credit Facilities with a consortium of new lenders and recognized a non-cash interest charge of approximately $2.5 million for the unamortized debt issue costs related to the Senior Secured Credit Facilities at the time of the refinancing. In order to lower our borrowing costs, in December 2008, we converted the Senior Secured Credit Facility from base rate loans to Eurodollar loans in the U.S., and to Bankers Acceptance loans in Canada. As long as rates are favorable, we expect to continue with these loan types in the future.

Interest expense was $40.7 million and $50.6 million for the years ended December 31, 2007 and 2006, respectively, a decrease of $9.9 million or 19.7%. Interest expense on the Senior Secured Credit Facilities and the Senior Subordinated Notes increased $9.0 million for the year ended December 31, 2007 due primarily to higher overall balances outstanding. In June 2007, we made an optional prepayment of $20.0 million of our term loan under the Senior Secured Credit Facilities and as such, we expensed $0.3 million of unamortized debt issue costs related to the retirement. The remainder of the increase in amortization of debt issue costs is due to the issuance of new term loan tranches under the Senior Secured Credit Facilities in December 2006 and April 2007. The weighted average interest rate on borrowings under the Senior Secured Credit Facilities was 7.9% and 8.4% for the years ended December 31, 2007 and 2006, respectively.

In December 2006, we redeemed and/or exchanged the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference equaled the carrying value on the date of redemption and approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with the previous holder of the Preferred Stock pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Consolidated Statements of Operations.

Income Tax Provision

The provision for income taxes from continuing operations for each of the years ended December 31, 2008, 2007 and 2006 was $6.2 million, $14.4 million and $12.2 million, respectively. For 2008, the provision for income taxes from continuing operations was comprised of a $3.0 million benefit for our U.S. operations and parent company and a $9.2 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. However, as a result of the gain of $18.4 million on the sale of our Jacksonville, Florida operations in 2008, we have benefited $7.5 million of our previously fully reserved deferred tax assets for net operating loss carryforwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For each of the years ended December 31, 2008, 2007 and 2006, the portion of our domestic deferred provision related to goodwill approximated $7.1 million, $7.0 million and $6.4 million, respectively. We expect that our quarterly 2009 domestic provision for deferred tax liabilities for goodwill will approximate $1.7 million. Should we continue to generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately.

However, we currently do not foresee a decrease in our domestic effective rate for 2009. We have not historically paid domestic cash income taxes or alternative minimum tax, nor do we expect to pay any during 2009.

We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during 2009, our Canadian statutory rate will approximate 32.0%. However, as a result of stock-based compensation and other permanent items, our effective rate is expected to approximate 32.0% to 34.0%. For the year ended December 31, 2008, we paid C$18.7 million in cash relative to our actual 2007 and estimated 2008 tax liabilities in Canada. We expect our 2009 estimated tax payments to approximate C$1.9 million for the first quarter of 2009 and C$2.1 million per quarter thereafter.

For 2007, the provision for income taxes was comprised of a $5.2 million provision for our U.S. operations and parent company and a $9.2 million provision for our Canadian operations. The domestic provision was lower than would be expected as the sale of our Arizona operations during the first quarter of 2007 generated a reversal of excess deferred tax liabilities of approximately $1.8 million. For 2006, the provision for income taxes was comprised of $5.8 million for our U.S. operations and parent company and a $6.4 million provision for our Canadian operations.

The income tax provision from discontinued operations for the years ended December 31, 2008 and 2006 was $0.3 million and $0.7 million, respectively. The income tax provision for the gain on sale of the Jacksonville, Florida operations was $7.3 million for the year ended December 31, 2008. Due to losses in 2007, no tax benefit was attributable to discontinued operations for the year ended December 31, 2007. The income tax provision for discontinued operations is based on our statutory tax rate for those operations.

As of December 31, 2008, we have approximately $107.3 million of domestic gross net operating loss carry-forwards that expire from 2023 to 2028. As of December 31, 2008, we have foreign tax credit carry-forwards of approximately $8.5 million that expires in 2018. As of December 31, 2008 we have a C$3.1 million non-capital loss carry-forward at Capital Environmental Holdings Company (“Holdings”), a Nova Scotia ULC, that expire during 2027 to 2028. We have a C$27.0 million capital loss carry-forward at Waste Services (CA) Inc. (“WSI (CA)”) that has no expiration. Additionally, it should be noted that changes in our ownership structure in the future could result in limitations on the utilization of our loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

Liquidity and Capital Resources

Our principal capital requirements are to fund capital expenditures, and to fund debt service and asset acquisitions. Significant sources of liquidity are cash on hand and from operations, working capital, borrowings from our Senior Secured Credit Facilities and proceeds from debt and/or equity issuances. We believe that our sources of liquidity will be sufficient to meet our requirements for the next 12 months. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Senior Secured Credit Facilities

On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The Credit Facilities also provide for term loans of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013, with $2.5 million and C$8.3 million due under the term loans on or prior to December 31, 2009. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The blended rate on the Credit Facilities was 5.0% at December 31, 2008, on a weighted average basis. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. We recognized a non-cash interest charge of approximately

$2.5 million for the unamortized debt issue costs related to the refinancing of our Senior Secured Credit Facilities during 2008. As of December 31, 2008, there was $34.6 million and $C33.8 million drawn on the revolving credit facility and $10.8 million and C$13.6 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of February 23, 2009, there was $34.6 million and $C33.8 million drawn on the revolving credit facility and $11.6 million and C$13.6 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.

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

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio

Fourth quarter — 2008	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
First quarter — 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Second quarter — 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Third quarter — 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Fourth quarter — 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00

As of December 31, 2008, we are in compliance with the financial covenants of our Credit Facilities and we expect to be in compliance with the financial covenants of our Credit Facilities in future periods.

Our Senior Secured Credit Facilities outstanding prior to the October 2008 refinancing (the “Prior Credit Facilities”) were governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Prior Credit Facilities. The Prior Credit Facilities consisted of a revolving credit facility in the amount of $65.0 million, of which $45.0 million was available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. The revolver commitments were scheduled to terminate on April 30, 2009 and the term loans matured in specified quarterly installments through March 31, 2011. The Prior Credit Facilities bore interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Prior Credit Facilities were secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guaranteed and pledged all of their assets only in support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), were pledged to secure obligations under the Prior Credit Facilities. In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to reduce principal amounts outstanding under the term loan facility.

Direct Financing Lease Facility

In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax deprecation deductions. Leases under the facility will be treated as a capital lease and considered as secured debt for purposes of our Credit Facilities. As of February 23 2009 the facility remains undrawn.

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

The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, rank equally with any unsecured senior subordinated indebtedness and are senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing domestic and foreign subsidiaries.

Prior to the October 2008 restructuring of our Senior Secured Credit Facilities, our Canadian operations were not guarantors under the Senior Subordinated Notes. Simultaneously with entering into our new Credit Facilities in October 2008, certain amendments to the governing Indenture to the Senior Subordinated Notes became operative. These amendments enabled our Canadian subsidiaries, upon becoming guarantors of the Senior Subordinated Notes, to incur indebtedness to the same extent as other guarantors of the notes and allowed for the refinancing of our Senior Secured Credit Facilities. Following the amendments to the Indenture, our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.

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

In December 2006, we exchanged and/or redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference on the date of redemption approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Consolidated Statements of Operations.

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

Surety Bonds and Letters of Credit

Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2008, we had provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $83.8 million to collateralize our obligations, of which $23.2 million relates to estimated closure and post closure obligations at our landfills and transfer stations. We expect future increases in these levels of financial assurance relative to our closure and post closure obligations as we utilize capacity at our landfills.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2008, 2007 and 2006.

Cash Flows from Operating Activities

Cash provided by operating activities of our continuing operations was $56.1 million and $54.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash provided by operating activities is primarily due to increased cash from operations before working capital changes of $64.5 million for 2008 compared to $55.6 million for 2007, which primarily relates to increased profitability of our operations. This increase was offset by investments in working capital of $8.4 million for 2008 compared to $0.9 million for 2007. The primary component of the decrement in accrued expenses and payables during 2008 relates to cash taxes paid for our Canadian operations.

Cash provided by operating activities of our continuing operations was $54.7 million and $26.7 million for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by operating activities is primarily due to increased cash generated from our operations, which primarily relates to improved operating margins.

Cash flows from our discontinued operations are disclosed separately on the Consolidated Statements of Cash Flows included elsewhere in this annual report. Following the conclusion of the sales of our Jacksonville, Florida operations, Texas operations and Arizona operations, we will cease to be impacted by these cash flows, and we do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.

Cash Flows from Investing Activities

Cash used in investing activities of our continuing operations was $3.1 million and $79.6 million for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, cash used in investing activities relates to capital expenditures of $48.1 million, cash used for the acquisitions of the RIP Landfill and Commercial Clean-up of $11.7 million and deposits for business acquisitions and other investing activities of $1.6 million. Offsetting these cash outflows was $58.2 million of proceeds from asset sales and business divestitures, which primarily relates to the disposal of our Jacksonville, Florida operations. For the year ended December 31, 2007, cash used in investing activities relates to capital expenditures of $57.6 million, cash used for acquisitions of $32.1 million and deposits for business acquisitions and other investing activities of $9.8 million. Offsetting these cash outflows was $19.9 million of proceeds from asset sales and business divestitures, which primarily relates to the disposal of our Texas operations. We expect our capital expenditures to range from $35.0 million to $40.0 million for all of 2009.

Cash used in investing activities of our continuing operations was $79.6 million and $139.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease in cash used in investing activities is primarily due to net proceeds from the disposition of our Texas operations of $15.6 million and decreased spending for acquisitions during 2007, offset by increased levels of capital expenditures, which primarily relate to investments in vehicles, equipment and construction projects at our landfill and transfer station sites. Capital expenditures from continuing operations were $57.6 million and $39.7 million for the years ended December 31, 2007 and 2006, respectively.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities of our continuing operations was $(67.5) million and $33.6 million for the years ended December 31, 2008 and 2007, respectively. Cash used in financing activities for the year ended December 31, 2008 primarily relates to the October 2008 refinancing of our Senior Secured Credit Facilities and a prepayment of our Prior Credit Facilities with a portion of the proceeds from the sale of our Jacksonville, Florida operations. For 2008, our new Credit Facilities provided proceeds, net of discounts, of $217.2 million. Cash provided by financing activities for the year ended December 31, 2007 primarily relates to draws on our Senior Secured Credit Facilities to finance the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits.

Cash provided by financing activities of our continuing operations was $33.6 million and $109.8 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the proceeds from the issuance of debt is primarily comprised of the issuance of $50.0 million of term loans under the Prior Credit Facilities, $26.0 million of draws on our revolving credit facility and the $8.1 million issuance of a secured note payable to WCA. For the year ended December 31, 2007, the repayments of debt are primarily comprised of $26.0 million of payments on our revolving credit facility, an optional prepayment of term loans under the Prior Credit Facility of $20.0 million and $3.9 million of other scheduled principal payments.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at December 31, 2008 is estimated at $124.6 million and $120.0 million, respectively, based on quoted market prices.

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

In December 2007, the FASB issued SFAS 141(R), which establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized as “deal costs” will be expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions currently in negotiation. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We do not expect any transition adjustments upon the adoption of SFAS 141(R) on January 1, 2009 and will apply the provisions of SFAS 141(R) to acquisitions completed after adoption, if any.

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

Seasonality

We expect the results of our Canadian operations to vary seasonally, with revenue typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. This seasonality is attributable to a number of factors. First, less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity. Second, certain operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per tonne basis. Also, during the summer months, there are more tourists and part-time residents in some of our service areas, resulting in more residential and commercial collection. Consequently, we expect operating income to be generally lower during the winter. The effect of seasonality on our results of operations from our U.S. operations, which are located in warmer climates than our Canadian operations, is less significant than on our Canadian operations.

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

Tabular Disclosure of Contractual Obligations

We have various commitments primarily related to funding of debt, closure and post-closure obligations and capital and operating lease commitments. You should also read our discussion regarding “Liquidity and Capital Resources” earlier in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2008 (in thousands):

						Beyond 5
	2009	2010	2011	2012	2013	Years	Total

Senior secured credit facilities(1)	$9,276	$16,698	$24,118	$40,816	$118,013	$—	$208,921
Senior subordinated notes payable(1)	—	—	—	—	—	160,000	160,000
Senior subordinated notes interest commitments(1)	15,200	15,200	15,200	15,200	15,200	7,600	83,600
Other secured notes payable(1)	1,609	1,595	1,500	1,500	1,500	750	8,454
Capital lease obligations	360	582	—	—	—	—	942
Other subordinated notes payable(1)	217	232	247	265	283	1,151	2,395
Operating lease commitments	3,625	3,038	2,856	2,544	2,347	3,754	18,164
Construction commitments	1,524	42	42	42	2	—	1,652
Asset purchase commitments	7,069	—	—	—	—	—	7,069
Purchase obligations	1,615	—	—	—	—	—	1,615
Closure and post-closure obligations(2)	7,589	654	493	4,166	425	125,182	138,509
Deferred purchase price(3)	1,642	—	—	—	—	—	1,642
Restructuring, severance and related(4)	3,330	2,222	699	444	387	935	8,017

	$53,056	$40,263	$45,155	$64,977	$138,157	$299,372	$640,980

(1)	Our Senior secured credit facilities are subject to variable rates and therefore our interest commitments are unknown. Additionally, amounts outstanding under our revolver facilities can be repaid at anytime prior to their maturity. As such, we have not made any estimates with regard to future interest payments on these facilities. Refer to the Notes to our Consolidated Financial Statements included elsewhere in this annual report for information relative to interest repayment provisions.

(2)	Future payments on closure and post-closure obligations are not discounted and contemplate full utilization of current and probable expansion airspace.

(3)	Relates to deferred purchase price for the acquisition of Commercial Clean-up, which was completed in December 2008.

(4)	Relates to future payments required as a result of our fourth quarter 2008 restructuring of corporate overhead and other administrative and operational functions, and remaining payments to Mr. Wilcox required under his separation agreement. Amounts in the table above are gross of estimated sublease rental income for our U.S. corporate office and are not discounted.

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

In the normal course of our business, we have other commitments and contingencies relating to environmental and legal matters. For a further discussion of commitments and contingencies, see our Consolidated Financial Statements contained elsewhere in this annual report. In addition certain of our executives are retained under employment agreements. These employment agreements vary in term and related benefits. Refer to Item 11 — “Executive Compensation,” which is incorporated by reference to our 2009 Proxy Statement, for a more detailed discussion of our employment agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2008 and 2007 we estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by less than $2.9 million and $2.7 million, respectively.

On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. A portion of the Credit Facilities is denominated and payable in Canadian dollars, which totaled $134.9 million as of December 31, 2008. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar as of December 31, 2008 would increase or decrease the reported amount due under the Credit Facilities by approximately $13.5 million. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease interest expense by approximately $0.2 million for 2008.

As of December 31, 2008, we were exposed to variable interest rates under our Credit Facilities. As of December 31, 2008, the Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers

Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. A hypothetical 10.0% change in base interest rates relative to our revolving and term facilities would increase annual cash interest expense by approximately $1.0 million for 2009. We determine this impact by applying the hypothetical change to the weighted average variable-interest rate at December 31, 2008 and then assessing this notional rate against the borrowings outstanding as of December 31, 2008.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The report is included in Item 8 of this annual report.

Attestation Report of Independent Registered Public Accounting Firm

The report is included in Item 8 of this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included under the heading “Executive Officers” in Part I of this annual report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial expert, will be contained in our definitive Proxy which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (“the 2009 Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to the Registrant’s executive officer and director compensation will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management and our equity compensation plans will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions will be included in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding principle accountant fees and services is as follows:

Audit Fees

Audit fees billed or expected to be billed for the 2008 and 2007 audits by BDO Seidman, LLP approximated $1.2 million and $1.2 million, respectively. Audit fees billed and paid for 2008 and 2007 included fees for quarterly reviews and reviews of registration statements of approximately $0.3 million and $0.3 million, respectively.

Audit Related Fees

Audit related fees were nil in 2008 and 2007 for BDO Seidman, LLP.

Tax Fees

Tax related fees were nil in 2008 and 2007 for BDO Seidman, LLP.

All Other Fees

Other fees were nil in 2008 and 2007 for BDO Seidman, LLP.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by BDO Seidman, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In 2008 and 2007, none of the fees paid to BDO Seidman, LLP were approved pursuant to the de minimis exception.

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

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

2.1	Plan of Arrangement under Section 182 of the Business Corporations Act (Ontario). (Incorporated by reference to Exhibit 2.1 to Form 10-K (No. 000-25955) filed March 16, 2005).
3.1	Amended and Restated Certificate of Incorporation of Waste Services, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Waste Services, Inc. effective June 30, 2006 (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.3	Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-K (No. 000-25955) filed March 16, 2005).
3.4	Amendment to Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.5	Certificate of Designation of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.6	Amended Certificate of Designations of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.7	By-law No. 1 of Waste Services, Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.8	Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.9	Amended Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).

4.1	Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.2	Amending Agreement No. 2 to Preferred Subscription Agreement dated June 8, 2004 (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed June 9, 2004).
4.3	Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the Preferred Stock (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.4	Warrant, dated July 27, 2001 issued by us to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.5	Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.6	Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004 (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.7	Supplemental Indenture dated as of August 8, 2005 to the Notes Indenture among Sanford Recycling and Transfer, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form S-4 (No. 333-127444) filed August 11, 2005).
4.12	Supplemental Indenture dated as of June 30, 2006 to the Notes Indenture among Sun Country Materials, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.18 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.13	Supplemental Indenture dated as of June 30, 2006, 2006 to the Notes Indenture among Taft Recycling, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.17 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.14	Supplemental Indenture dated as of October 6, 2008 among Waste Services, Inc., the guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed October 10, 2008).
4.15	Supplemental Indenture dated as of October 8, 2008 among Capital Environmental Holdings Company, Waste Services (CA) Inc., Ram-Pak Compaction Systems Ltd., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K (No. 000-25955) filed October 10, 2008).
4.16	Support Agreement dated July 31, 2004 among Waste Services, Inc. Capital Environmental Holdings Company and Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.10 to Form 10-K (No. 000-25955) filed March 16, 2005).
10.1	Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D (No. 005-57445) dated February 5, 2002 and filed by certain holders of the Company’s Common Shares with the Commission on February 15, 2002).
10.2	2007 Waste Services Inc. Equity and Performance Incentive Plan, as amended.
10.3	Credit Agreement dated as of October 8, 2008 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time party hereto, Barclays Capital and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Lead Bookrunners, , Bank of America, NA as Syndication Agent, Bosic Inc., Suntrust Bank and The Bank of Nova Scotia as Co-documentation Agents and The Bank of Nova Scotia as Canadian Agent and Canadian Collateral Agent (Incorporated by reference to Exhibit 99.2 to Form 8-K (No. 000-25955) filed October 10, 2008).
10.4	Employment Agreement dated as of October 26, 2005 between Waste Services, Inc. and David Sutherland-Yoest (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed October 31, 2005).
10.5	Employment Agreement dated as of July 1, 2004 between Waste Services, Inc. and Charles A. Wilcox (Incorporated by reference to Exhibit 10.13 to Form 10-K (No. 000-25955) filed March 16, 2004).
10.6	Employment Agreement dated January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).

10.7	Employment Agreement dated as of March 12, 2007 between Waste Services, Inc. and Edwin D. Johnson (Incorporated by reference to Exhibit No. 99.2 to Form 8-K (No 000-25995) filed March 12, 2007).
10.8	Employment Agreement dated as of August 23, 2007 between Waste Services, Inc. and William P. Hulligan (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No 000-25995) filed November 1, 2007).
10.9	Employment Agreement dated as of July 22, 2008 between Waste Services, Inc. and Brian A. Goebel (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed July 25, 2008).
10.10	Employment Agreement dated as of December 22, 2008 between Waste Services, Inc. and Wayne R. Bishop (Incorporated by reference to Exhibit 99.1 to Form 8-K (No. 005-25955) filed on January 7, 2009).
10.11	Form of Stock Option Agreement under the 2007 Equity and Performance Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-K (No. 000-25955) filed March 11, 2008).
10.12	Form of Restricted Stock Unit Agreement under the 2007 Equity and Performance Incentive Plan (Incorporated by reference to Exhibit 10.20 to Form 10-K (No. 000-25955) filed March 11, 2008).
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2007 (No. 000-25955), filed March 11, 2008).
18.1	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004 (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2004 (No. 000-25955) filed May 17, 2004).
21.1	List of Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Edwin D. Johnson, Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE SERVICES, INC.

/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
President, Chief Executive
Officer and Director

February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SUTHERLAND-YOEST David Sutherland-Yoest	President, Chief Executive Officer and Director	February 24, 2009

/s/ EDWIN D. JOHNSON Edwin D. Johnson	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 24, 2009

/s/ GARY W. DEGROOTE Gary W. DeGroote	Director	February 24, 2009

/s/ MICHAEL H. DEGROOTE Michael H. DeGroote	Director	February 24, 2009

/s/ MICHAEL B. LAZAR Michael B. Lazar	Director	February 24, 2009

/s/ GEORGE E. MATELICH George E. Matelich	Director	February 24, 2009

/s/ CHARLES E. MCCARTHY Charles E. McCarthy	Director	February 24, 2009

/s/ LUCIEN RÉMILLARD Lucien Rémillard	Director	February 24, 2009

/s/ JACK E. SHORT Jack E. Short	Director	February 24, 2009

Signature	Title	Date

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	February 24, 2009

/s/ MICHAEL J. VERROCHI Michael J. Verrochi	Director	February 24, 2009

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2008.

BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waste Services, Inc.

We have audited Waste Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

West Palm Beach, Florida
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waste Services, Inc.

We have audited the accompanying consolidated balance sheets of Waste Services, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Services, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 , in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

West Palm Beach, Florida
February 25, 2009

WASTE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars, except share amounts)
As of December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$7,227	$20,706
Accounts receivable (net of allowance for doubtful accounts of $631 and $985 as of December 31, 2008 and 2007, respectively)	52,062	67,195
Prepaid expenses and other current assets	13,672	11,338
Current assets of discontinued operations	—	167

Total current assets	72,961	99,406
Property and equipment, net	188,800	192,598
Landfill sites, net	196,632	190,451
Goodwill and other intangible assets, net	372,886	397,766
Other assets	9,648	17,741
Non-current assets of discontinued operations	—	40,526

Total assets	$840,927	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,341	$26,641
Accrued expenses and other current liabilities	62,802	65,338
Short-term financing and current portion of long-term debt	11,102	2,631
Current liabilities of discontinued operations	—	765

Total current liabilities	93,245	95,375
Long-term debt	360,967	441,809
Deferred income taxes	32,298	29,644
Accrued closure, post-closure and other obligations	19,399	18,870
Non-current liabilities of discontinued operations	—	2,195

Total liabilities	505,909	587,893

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 43,985,436 and 43,972,362 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	439	439
Additional paid-in capital	512,942	510,286
Accumulated other comprehensive income	38,221	66,017
Accumulated deficit	(216,584)	(226,147)

Total shareholders’ equity	335,018	350,595

Total liabilities and shareholders’ equity	$840,927	$938,488

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars, except per share amounts)
For the Years Ended December 31,

	2008	2007	2006

Revenue	$473,029	$461,447	$362,672
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	309,121	301,573	247,553
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	66,474	64,239	56,834
Landfill development project costs	10,267	—	—
Deferred acquisition costs	—	—	5,612
Depreciation, depletion and amortization	45,348	54,891	37,681
Foreign exchange loss (gain) and other	160	(69)	1,720

Income from operations	41,659	40,813	13,272
Interest expense	37,432	40,679	30,981
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	—	19,653

Income (loss) from continuing operations before income taxes	4,227	134	(37,362)
Income tax provision	6,183	14,437	12,168

Loss from continuing operations	(1,956)	(14,303)	(49,530)
Income from discontinued operations, net of income tax provision of $266, nil and $652 for the years ended December 31, 2008, 2007 and 2006, respectively	409	2,796	999
Gain (loss) on sale of discontinued operations, net of income tax provision of $7,255 for the year ended December 31, 2008 and nil for all other years	11,110	(11,607)	—

Net income (loss)	$9,563	$(23,114)	$(48,531)

Basic and diluted earnings (loss) per share:
Loss per share — continuing operations	$(0.04)	$(0.31)	$(1.40)
Earnings (loss) per share — discontinued operations	0.25	(0.19)	0.03

Earnings (loss) per share — basic and diluted	$0.21	$(0.50)	$(1.37)

Weighted average common shares outstanding — basic and diluted	46,079	46,007	35,354

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$9,563	$(23,114)	$(48,531)
Foreign currency translation adjustment	(27,796)	30,816	(472)

Comprehensive income (loss)	$(18,233)	$7,702	$(49,003)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Waste				Accumulated
	Services, Inc.		Additional	Treasury	Other		Total
	Common Stock		Paid-in	Stock	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	at Cost	Income	Deficit	Equity
	(In thousands of U.S. dollars and share amounts)

Balance, December 31, 2005	93,686	937	383,618	(1,235)	35,673	(154,502)	264,491
Common shares issued	8,154	81	25,265	1,235	—	—	26,581
Exercise of warrants	28	—	86	—	—	—	86
Stock-based compensation	—	—	3,089	—	—	—	3,089
Conversion of exchangeable shares	8	—	—	—	—	—	—
Share reimbursement agreement	—	—	(929)	—	—	—	(929)
Foreign currency translation adjustment	—	—	—	—	(472)	—	(472)
Effect of reverse stock split	(67,916)	(679)	679	—	—	—	—
Sale of common shares and retirement of cumulative mandatorily redeemable Preferred Stock	9,895	99	94,864	—	—	—	94,963
Exercise of warrants	11	—	79	—	—	—	79
Conversion of exchangeable shares	3	—	—	—	—	—	—
Net loss	—	—	—	—	—	(48,531)	(48,531)

Balance, December 31, 2006	43,869	438	506,751	—	35,201	(203,033)	339,357
Exercise of options and warrants	103	1	690	—	—	—	691
Stock-based compensation	—	—	2,845	—	—	—	2,845
Foreign currency translation adjustment	—	—	—	—	30,816	—	30,816
Net loss	—	—	—	—	—	(23,114)	(23,114)

Balance, December 31, 2007	43,972	439	510,286	—	66,017	(226,147)	350,595
Stock-based compensation	—	—	2,596	—	—	—	2,596
Exercise of warrants	7	—	60	—	—	—	60
Conversion of exchangeable shares	6	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(27,796)	—	(27,796)
Net income	—	—	—	—	—	9,563	9,563

Balance, December 31, 2008	43,985	$439	$512,942	$—	$38,221	$(216,584)	$335,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)
For the Years Ended December 31,

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$9,563	$(23,114)	$(48,531)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Net loss (income) from discontinued operations, net of tax	(11,519)	8,811	(999)
Depreciation, depletion and amortization	45,348	54,891	37,681
Amortization of debt issue costs and discounts	5,377	2,362	1,569
Deferred income tax provision (benefit)	(2,577)	5,318	10,352
Non-cash stock-based compensation expense	2,596	2,845	3,089
Restructuring and severance costs expensed, exclusive of stock-based compensation	5,286	3,252	—
Landfill development project costs expensed	10,267	—	—
Deferred acquisition costs expensed	—	—	5,173
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	—	—	19,653
Other non-cash items	105	1,164	1,910
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	8,241	(1,747)	(2,729)
Prepaid expenses and other current assets	2,330	(1,581)	(128)
Accounts payable	(4,763)	(182)	(5,864)
Accrued expenses and other current liabilities	(14,203)	2,658	5,492

Net cash provided by continuing operations	56,051	54,677	26,668
Net cash provided by discontinued operations	1,163	8,650	12,268

Net cash provided by operating activities	57,214	63,327	38,936

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(11,651)	(32,101)	(103,532)
Capital expenditures	(48,066)	(57,557)	(39,747)
Proceeds from asset sales and business divestitures	58,161	19,897	4,996
Deposits for business acquisitions and other	(1,567)	(9,796)	(1,626)

Net cash used in continuing operations	(3,123)	(79,557)	(139,909)
Net cash used in discontinued operations	(43)	(5,555)	(9,098)

Net cash used in investing activities	(3,166)	(85,112)	(149,007)

Cash flows from financing activities:
Proceeds from issuance of debt	217,232	84,066	157,527
Principal repayments of debt and capital lease obligations	(282,390)	(49,890)	(37,026)
Proceeds from the exercise of options and warrants	60	691	165
Sale of common shares and warrants	—	—	66,500
Retirement of Preferred Stock	—	—	(75,557)
Fees paid for financing transactions	(2,373)	(1,259)	(1,805)

Net cash provided by (used in) financing activities — continuing operations	(67,471)	33,608	109,804

Effect of exchange rate changes on cash and cash equivalents	(56)	351	(87)

Increase (decrease) in cash and cash equivalents	(13,479)	12,174	(354)
Cash and cash equivalents at the beginning of the year	20,706	8,532	8,886

Cash and cash equivalents at the end of the year	$7,227	$20,706	$8,532

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, revenue recognition, liabilities for potential litigation, assumptions for share-based payments and deferred taxes.

Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. All significant intercompany transactions and accounts have been eliminated. All amounts are in thousands of U.S. dollars, unless otherwise stated.

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of the Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

2.	Summary of Significant Accounting Policies

Business Combinations and Acquisitions

We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities. The purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation, depletion or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares of our common stock issued in connection with an acquisition is based on the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued as of the date the contingency is resolved.

We will account for acquisitions completed after December 31, 2008 in accordance with SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) revises the manner in which companies account for business combinations and is described more fully elsewhere herein. For acquisitions completed after December 31, 2008, the value of shares of our common stock issued in connection with an acquisition will be based on the closing market price of our shares on the date the transaction is consummated; contingent consideration will be valued at fair value as of the date the transaction is consummated with changes in the estimate of the contingency recognized currently in earnings; and transaction costs will be expensed as incurred. We had no transition adjustments upon our adoption of SFAS 141(R) on January 1, 2009.

Prior to our adoption of SFAS 141(R) on January 1, 2009, we capitalized certain third-party costs related to pending acquisitions. These costs remained deferred until we either ceased to be engaged on a regular and ongoing basis with the proposed acquisition, at which point they were expensed, or the target was acquired and these costs were capitalized as part of the cost of the acquired business. We expense indirect and internal costs including executive salaries, overhead and travel costs related to acquisitions as they are incurred. Following our adoption of SFAS 141(R) on January 1, 2009, we will expense all transaction related costs associated with future business acquisitions. As of December 31, 2008 we had no deferred acquisition costs related to any in-process business combinations.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and short-term highly liquid deposits with initial maturities of three months or less.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The changes to the allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance at the beginning of the year	$985	$572	$615
Provisions, net of recoveries	1,135	2,029	737
Bad debts charged to reserves	(1,423)	(1,728)	(1,070)
Acquisitions	—	75	290
Impact of foreign exchange rate fluctuations	(66)	37	—

Balance at the end of the year	$631	$985	$572

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Improvements or betterments that extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are expensed as incurred. Gains or losses resulting from property and equipment retirements or disposals are credited or charged to earnings in the year of disposal. Depreciation is computed over the estimated useful life using the straight-line method as follows:

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and annually test goodwill at December 31 for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we primarily utilize discounted future cash flows. However, we may test the results of fair value under discounted cash flows using (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimate to range between 9% and 11%; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay.

In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (vi) the testing for recoverability under SFAS 144 of a significant asset group within the reporting unit.

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

Deferred Financing Costs and Debt Discounts

Costs associated with arranging financing and note discounts are deferred and expensed over the term of the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs are charged to earnings. Discounts with respect to Bankers Acceptance loans under our Senior Secured Credit Facilities in Canada are expensed over the term of the specific loan using the effective interest method.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at December 31, 2008 is estimated at $124.6 million and $120.0 million, respectively, based on quoted market prices.

Environmental Costs

We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than upon completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the inflated total to its present value using a credit-adjusted risk-free discount rate of approximately 7.7%. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.

Registration Payment Arrangements

We account for registration payment arrangements in accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

Advertising Costs

We expense advertising costs as they are incurred. Advertising expense was $1.2 million, $1.3 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying Consolidated Statements of Operations.

Risk Management

Our U.S.-based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies that underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2008, we had posted letters of credit with our U.S. insurer of $10.2 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known. Changes in insurance reserves for our U.S. operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Balance at the beginning of the year	$6,055	$5,327	$4,356
Provisions	4,127	4,513	4,615
Payments	(4,104)	(3,425)	(3,475)
Unfavorable (favorable) claim development for prior periods	427	(360)	(169)

Balance at the end of the year	$6,505	$6,055	$5,327

Share-Based Payments

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and we now account for share-based payment arrangements with our employees in accordance with the provisions of SFAS No. 123(R). Under SFAS 123(R), compensation expense is based on the grant date fair value of awards. We apply the Black-Scholes option-pricing model to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Stock-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2008, 2007 and 2006, stock-based employee compensation expense was $2.6 million, $2.8 million and $3.1 million, respectively.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for the issuance of options or warrants for services from non-employee consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, by estimating the fair value of options or warrants issued using the Black-Scholes pricing model. Variables used in the calculation of fair value include the option or warrant exercise price, the market price of our shares on the grant date, the risk-free interest rate, the life of the option or warrant, expected volatility of our stock and expected dividends. As of December 31, 2008, all options granted to non-employee consultants were fully vested.

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

Earnings (Loss) Per Share Information

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year, including 6,288,637 exchangeable shares of Waste Services (CA) (exchangeable for 2,096,212 shares of our common stock) not owned by us as of December 31, 2008. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the year, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares will be included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses from continuing operations for the years ended December 31, 2008, 2007 and 2006, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Uncertainty in Income Taxes

In July 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109” (“FIN 48”), which we have adopted effective January 1, 2007. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from previous practice, whereby companies recognized a tax benefit only if it was probable a tax position would be sustained. FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months, a description of open tax years by major jurisdictions, and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

We are subject to tax audits in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

•	Federal — We are potentially subject to U.S. federal tax examinations by tax authorities for the tax years ended December 31, 2005 to 2007. We are currently under examination for our 2006 U.S. federal tax return.

•	State — We are potentially subject to state tax examinations by tax authorities for the tax years ended December 31, 2005 to 2007.

•	Canada — We are no longer potentially subject to foreign tax examinations by tax authorities for years before January 1, 2001.

•	Provincial — We are no longer potentially subject to foreign tax examinations by tax authorities for years before January 1, 2001.

The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of December 31, 2008 and 2007 and January 1, 2007, we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS 141(R), which establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill whereas under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods will serve to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized as “deal costs” will be expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions currently in negotiation. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We do not expect any transition adjustments upon the adoption of SFAS 141(R) on January 1, 2009 and will apply the provisions of SFAS 141(R) to acquisitions completed after adoption, if any.

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

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee has the option to purchase the leased assets for a purchase price of $6.0 million. Also at the time of close, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. We recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of Jacksonville. Included in the calculation of the gain on disposal for the Jacksonville operations was approximately $23.6 million of goodwill.

In June 2007, we completed transactions to acquire WCA Waste Corporation’s (“WCA”) hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. Additionally, as part of the transaction with WCA, we received $23.7 million in cash and issued a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the note at the time of closing was approximately $8.1 million. During 2007, we recognized a loss on disposal of $12.4 million for the Texas operations. No income tax provision or benefit has been attributed to the Texas disposal. There was no goodwill allocable to the Texas operations. The fair market value of $18.4 million of proceeds attributed to the Texas operations was determined by estimating the fair value of the WCA Florida operations received plus cash

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received of $23.7 million less the net present value of the note issued of $8.1 million plus working capital. We have determined that if our Texas operations were held and used, we would not have recognized a long-lived asset impairment in prior periods.

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million including net working capital between the two operations and transaction costs. During 2007, we recognized a gain on disposal of $0.8 million for the Arizona operations. No income tax provision or benefit has been attributed to the Arizona disposal. Included in the calculation of the gain on disposal for the Arizona operations was approximately $21.0 million of goodwill. The fair market value of proceeds for our Arizona operations was $52.4 million and was determined by estimating the fair value of the Allied Waste operations received.

The following table summarizes our proceeds and the resulting gain (loss) on sale for the dispositions discussed above:

	2008	2007
	Jacksonville	Arizona	Texas
	Operations	Operations	Operations	Total

Fair value of operations received	$—	$52,351	$18,416	$70,767
Cash received, net of promissory note issued relative to the Texas disposal	56,696	—	15,638	15,638
Less:
Carrying value of operations sold	38,331	51,588	46,424	98,012

Pre-tax gain (loss) on disposition of discontinued operations	$18,365	$763	$(12,370)	$(11,607)

Subsequent to the disposal of our Jacksonville, Florida operations, Texas operations and Arizona operations, we adjusted the pre-tax gain (loss) on disposal for the settlement of working capital of approximately $0.2 million for each transaction.

We have presented the net assets and operations of our Jacksonville, Florida operations, Texas operations and Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $4.7 million, $37.1 million and $61.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Pre-tax net income from discontinued operations was $0.7 million, $2.8 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006 respectively. The income tax provision for discontinued operations was $0.3 million, nil and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets related to the Jacksonville, Florida operations as of December 31, 2007 are as follows:

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

4.	Business Combinations and Significant Asset Acquisitions

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

In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Under the terms of the purchase agreement, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $18.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or January, 2009, and delivery of title to the property. Through the third quarter of 2008, we had advanced $9.5 million towards the purchase of the landfill development project and incurred design and other third party costs relative to this project totaling $0.8 million. In the fourth quarter of 2008 we determined that the landfill development project was no longer economically viable, and as such we ceased pursuing any further investment in this project. Accordingly, we recognized a charge for the previous advances and capitalized costs of $10.3 million in December 2008. We will have no further obligation relative to the $18.5 million payment or the $7.5 million contingent fee associated with the obtaining of certain landfill operating permits.

In April 2007, we acquired a “tuck-in” hauling operation in Ontario, Canada for cash consideration of approximately C$1.5 million.

In June 2007, we completed transactions to acquire WCA’s hauling and transfer station operations near Fort Myers, Florida and to sell our Texas operations to WCA. The transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. The estimated fair value of the WCA assets approximated $18.4 million.

In December 2008, we acquired RIP, Inc., the owner of a construction and demolition waste landfill in Citrus Country, Florida (the “RIP Landfill”), for an aggregate purchase price of $7.7 million. Should the site be permitted as a Class I landfill, Class III landfill or as a transfer station, the sellers are entitled to future royalties at varied rates per ton based on the volume and type of waste deposited at the site.

In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. (“Commercial Clean-up”), a construction and demolition hauling operation in Fort Myers, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from our pre-existing waste streams within the counties of Charlotte, Lee and Collier, Florida. We plan to internalize the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in asset and business acquisitions for the year ended December 31, 2008 are as follows:

	Commercial Clean-Up	RIP Landfill	Total

Purchase price:
Cash paid and other consideration	$4,413	$7,724	$12,137
Deferred purchase price	1,642	—	1,642

Total purchase price	6,055	7,724	13,779

Allocated as follows:
Working capital assumed:
Prepaid expenses and other current assets	1	—	1
Accrued expenses and other current liabilities	(12)	—	(12)

Net working capital	(11)	—	(11)
Property and equipment	4,424	7	4,431
Landfill sites	—	8,877	8,877
Accrued closure, post-closure and other obligations assumed	—	(1,160)	(1,160)

Net book value of assets acquired and liabilities assumed	4,413	7,724	12,137

Excess purchase price to be allocated	$1,642	$—	$1,642

Allocated as follows:
Goodwill	$1,506	$—	$1,506
Other intangible assets	136	—	136

Total allocated	$1,642	$—	$1,642

For acquisitions completed in 2008, we continue to obtain further information regarding the allocation of purchase price among the assets acquired and the liabilities assumed. Included in the purchase price for Commercial Clean-up in the above table is the utilization of a $0.5 million receivable due us from Commercial Clean-up at the time the acquisition was consummated.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average amortization period for intangible assets acquired during 2008, 2007 and 2006 is as follows:

	2008		2007		2006
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
		Amortization		Amortization		Amortization
	Amount	Period	Amount	Period	Amount	Period
	Allocated	(Years)	Allocated	(Years)	Allocated	(Years)

Customer relationships and contracts	$—	—	$16,852	12.5	$9,407	11.5
Non-competition agreements and other	136	5.0	3,851	5.2	1,008	5.0

Total other intangible assets acquired	$136	5.0	$20,703	11.1	$10,415	10.8

We believe the primary value of an acquisition is the opportunities made available to vertically integrate the operations or increase market presence within a geographic market. We expect goodwill generated from the acquisitions described above to be deductible for income tax purposes.

Purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations generally does not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation, depletion or amortization expense in future periods. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur. The value of shares of our common stock issued in connection with an acquisition is based on the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued as of the date the contingency is resolved.

The following pro forma unaudited condensed consolidated statement of operations data shows the results of our continuing operations for the years ended December 31, 2008 and 2007 as if business combinations completed during these periods (for 2008: Commercial Clean-up and the RIP Landfill, and for 2007: Commercial Clean-up, the RIP Landfill, Allied South Florida, WCA and USA Recycling) had occurred at the beginning of the respective period (in thousands except per share amounts):

	2008	2007

Revenue	$475,485	$488,459

Net loss from continuing operations	$(2,691)	$(12,746)

Basic and diluted loss per share — continuing operations	$(0.06)	$(0.28)

Basic and diluted pro forma weighted average number of common shares outstanding	46,079	46,007

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

	2007	2006

Revenue	$483,089	$476,119

Net loss from continuing operations	$(13,068)	$(49,826)

Basic and diluted loss per share — continuing operations	$(0.28)	$(1.37)

Basic and diluted pro forma weighted average number of common shares outstanding	46,007	36,500

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

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2008 and 2007:

	2008	2007

Prepaid expenses	$9,793	$5,808
Parts and supplies	1,733	2,192
Royalty receivable	—	1,321
Other current assets	2,146	2,017

	$13,672	$11,338

6.	Property and Equipment

Property and equipment consist of the following as of December 31, 2008 and 2007:

	2008	2007

Land and buildings	$74,497	$67,088
Vehicles	141,650	144,926
Containers, compactors and landfill and recycling equipment	89,568	92,733
Furniture, fixtures, other office equipment and leasehold improvements	11,060	12,449

Total property and equipment	316,775	317,196
Less: Accumulated depreciation	(127,975)	(124,598)

Property and equipment, net	$188,800	$192,598

Included in property and equipment are vehicles and equipment under capital leases with an aggregate cost of $1.4 million as of December 31, 2008 and 2007, and related accumulated depreciation of $0.5 million and $0.2 million as of December 31, 2008 and 2007, respectively. Depreciation expense for continuing operations for

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property and equipment was $28.7 million, $27.7 million and $21.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

7.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

Landfill sites consist of the following as of December 31, 2008 and 2007:

	2008	2007

Landfill sites	$262,732	$253,266
Less: Accumulated depletion	(66,100)	(62,815)

Landfill sites, net	$196,632	$190,451

Changes in landfill sites for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Balance at the beginning of the year	$190,451	$187,796	$110,613
Landfill site construction costs	8,773	14,605	10,404
Acquisitions	8,877	—	73,124
Additional asset retirement obligations	1,632	2,832	1,899
Depletion	(9,858)	(16,718)	(11,363)
Purchase price adjustments for prior acquisitions	49	505	—
Reclassification to conservatory	—	(1,028)	—
Landfill site expansion costs	—	—	3,162
Effect of foreign exchange rate fluctuations	(3,292)	2,459	(43)

Balance at the end of the year	$196,632	$190,451	$187,796

Accrued Closure, Post-Closure and Other Obligations

Accrued closure, post-closure and other obligations consist of the following as of December 31, 2008 and 2007:

	2008	2007

Accrued closure and post-closure obligations	$12,749	$14,678
Accrued restructuring and severance costs	3,624	2,181
Capital lease obligations	568	867
Other obligations	2,458	1,144

	$19,399	$18,870

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in accrued closure and post-closure obligations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Current portion at the beginning of the year	$4,153	$5,570	$—
Long-term portion at the beginning of the year	14,678	8,360	7,227

Balance at the beginning of the year	18,831	13,930	7,227
Additional asset retirement obligations	1,632	2,832	1,899
Accretion	773	562	638
Acquisitions	1,160	—	4,199
Payments	(339)	(1,098)	—
Purchase price allocation adjustments for prior acquisitions	—	1,301	—
Effect of foreign exchange rate fluctuations	(1,719)	1,304	(33)

Balance at the end of the year	20,338	18,831	13,930
Less: Current portion	(7,589)	(4,153)	(5,570)

Long-term portion	$12,749	$14,678	$8,360

The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for our permitted landfill sites as of December 31, 2008 are as follows:

2009	$7,589
2010	654
2011	493
2012	4,166
2013	425
Thereafter	125,182

$138,509

The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of December 31, 2008 and 2007:

	2008	2007

Other intangible assets subject to amortization:
Customer relationships and contracts	$48,997	$51,924
Non-competition agreements and other	5,629	6,011

	54,626	57,935
Less: Accumulated amortization:
Customer relationships and contracts	(26,536)	(23,714)
Non-competition agreements and other	(2,133)	(1,396)

Other intangible assets subject to amortization, net	25,957	32,825
Goodwill	346,929	364,941

Goodwill and other intangible assets, net	$372,886	$397,766

Changes in goodwill by reportable segment for the years ended December 31, 2008 and 2007 are as follows:

	2008
	Florida	Canada	Total

Balance at the beginning of the year	$262,338	$102,603	$364,941
Acquisitions	1,506	—	1,506
Purchase price allocation adjustments for prior acquisitions	(416)	—	(416)
Effect of foreign exchange rate fluctuations	—	(19,102)	(19,102)

Balance at the end of the year	$263,428	$83,501	$346,929

	2007
	Florida	Canada	Total

Balance at the beginning of the year	$211,482	$86,848	$298,330
Acquisitions	46,752	386	47,138
Purchase price allocation adjustments for prior acquisitions	4,104	61	4,165
Effect of foreign exchange rate fluctuations	—	15,308	15,308

Balance at the end of the year	$262,338	$102,603	$364,941

During 2007, we adjusted purchase price for adjustments in the final working capital delivered as well as our estimates of fair value for certain long-lived assets and closure and post closure obligations assumed related to acquisitions completed in prior years. These adjustments are reflected as purchase price allocation adjustments for prior acquisitions.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets was $6.8 million, $10.5 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated future amortization of other intangible assets based on balances and exchange rates existing at December 31, 2008 is as follows:

2009	$5,455
2010	4,406
2011	3,655
2012	2,707
2013	2,236
Thereafter	7,498

$25,957

9.	Other Assets

Other assets consist of the following as of December 31, 2008 and 2007:

	2008	2007

Debt issue costs, net of accumulated amortization of $3,035 and $5,787 as of December 31, 2008 and 2007, respectively	$8,538	$7,822
Acquisition deposits and deferred acquisition costs	561	9,407
Other assets	549	512

	$9,648	$17,741

Included in acquisition deposits and deferred acquisition costs as of December 31, 2007 are amounts advanced for the acquisition of our landfill development project in southwest Florida. Through the third quarter of 2008, we had advanced $9.5 million towards the purchase of the landfill development project and incurred other third party costs relative to this project totaling $0.8 million. In the fourth quarter of 2008 we determined that the landfill development project was no longer economically viable, and as such we ceased pursuing any further investment in this project. Accordingly, we recognized a charge for the previous advances and capitalized costs of $10.3 million in December 2008.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007

Deferred revenue	$10,980	$11,613
Accrued waste disposal costs	7,964	6,555
Accrued compensation, benefits and subcontractor costs	7,893	12,473
Accrued closure and post-closure obligations	7,589	4,153
Insurance reserves	6,505	6,055
Accrued insurance premiums	6,123	—
Accrued interest	3,702	4,588
Accrued restructuring and severance costs	3,183	668
Accrued capital expenditures	2,204	2,233
Accrued royalties and franchise fees	2,137	3,239
Accrued professional fees	794	970
Accrued acquisition costs	631	1,200
Current portion of capital lease obligations	315	232
Accrued federal and provincial current taxes payable	28	8,158
Other accrued expenses and current liabilities	2,754	3,201

	$62,802	$65,338

11.	Debt

Debt consists of the following as of December 31, 2008 and 2007:

	2008	2007

Credit Facilities:
U.S. dollar denominated revolving credit facility, floating rate at 4.5% as of December 31, 2008	$34,600	$—
Canadian dollar denominated revolving credit facility, floating rate at 5.3% as of December 31, 2008, net of discount of $56 as of December 31, 2008	27,699	—
U.S. dollar denominated term loan facility, floating interest rate at 4.5% as of December 31, 2008, net of discount of $1,268 as of December 31, 2008	38,125	—
Canadian dollar denominated term loan facility, floating interest rate at 5.3% as of December 31, 2008, net of discount of $3,668 as of December 31, 2008	103,505	—
Prior Credit Facilities — Term loan facility, floating interest rate at 7.4% as of December 31, 2007, repaid October 2008	—	273,910
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014, net of discount of $1,146 and nil as of December 31, 2008 and 2007, respectively	158,854	160,000
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $1,563 and $2,126 as of December 31, 2008 and 2007, respectively)	6,891	7,932
Other subordinated notes payable, interest at 6.7%, due through 2017	2,395	2,598

	372,069	444,440
Less: Current portion	(11,102)	(2,631)

Long-term portion	$360,967	$441,809

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate annual principal repayments required with respect to debt as of December 31, 2008 are as follows:

	U.S. Dollar	Canadian Dollar
	Denominated	Denominated
	Debt (US$)	Debt (C$)

2009	$4,319	$8,262
2010	6,314	14,871
2011	8,230	21,481
2012	12,735	36,353
2013	51,342	83,379
Thereafter	161,902	—

Future maturities — gross	244,842	164,346
Note discounts	(3,977)	(4,536)

Future maturities — net	$240,865	$159,810

Senior Secured Credit Facilities

On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. We recognized a non-cash interest charge of approximately $2.5 million for the unamortized debt issue costs related to the refinancing of our Senior Secured Credit Facilities during 2008. As of December 31, 2008, there was $34.6 million and C$33.8 million outstanding on the revolving credit facility and $10.8 million and C$13.6 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.

Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of December 31, 2008, we are in compliance with the financial covenants.

Our Senior Secured Credit Facilities outstanding prior to the October 2008 refinancing (the “Prior Credit Facilities”) were governed by our Second Amended and Restated Credit Agreement, entered into on December 28, 2006, as amended, with Lehman Brothers Inc. as Arranger and the other lenders named in the Prior Credit Facilities. The Prior Credit Facilities consisted of a revolving credit facility in the amount of $65.0 million, of which $45.0 million was available to our U.S. operations and $20.0 million to our Canadian operations, and a term loan facility in the amount of $231.4 million. As of December 31, 2007, no amounts were drawn on the revolving credit facility. The revolver commitments were scheduled to terminate on April 30, 2009 and the term loans matured in specified quarterly installments through March 31, 2011. The Prior Credit Facilities bore interest based on a spread over base rate or Eurodollar loans, as defined, at our option. The Prior Credit Facilities were secured by substantially all of the assets of our U.S. subsidiaries. Our Canadian operations guaranteed and pledged all of their assets only in

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

support of the portion of the revolving credit facility available to them. Sixty-five percent of the common shares of Waste Services’ first tier foreign subsidiaries, including Waste Services (CA), were pledged to secure obligations under the Prior Credit Facilities.

We entered into various amendments to the Prior Credit Facilities from 2004 through the time the Prior Credit Facilities were refinanced on October 8, 2008. These amendments primarily related to adjustments to the interest rate charged on the Prior Credit Facilities, balances outstanding on the term loan, availability under the revolving credit facility or modifications to financial covenants.

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of December 31, 2008 approximates $6.7 million, and will accrete at 7.8%. The note is secured by the transfer station acquired from WCA.

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

The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Credit Facilities, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.

Prior to the October 2008 restructuring of our Senior Secured Credit Facilities, our Canadian operations were not guarantors under the Senior Subordinated Notes. Simultaneously with entering into our new Credit Facilities in October 2008, certain amendments to the governing Indenture to the Senior Subordinated Notes became operative. These amendments enabled our Canadian subsidiaries, upon becoming guarantors of the Senior Subordinated Notes, to incur indebtedness to the same extent as other guarantors of the notes and allowed for the refinancing of our Senior Secured Credit Facilities. Following the amendments to the Indenture, our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2006, we exchanged and/or redeemed the outstanding shares of Preferred Stock through the proceeds of a private placement of our common shares. The liquidation preference on the date of redemption approximated $103.1 million. A portion of the redemption was funded by an exchange and redemption agreement with Kelso pursuant to which we agreed, through a private placement, to issue 2,894,737 shares of common stock to Kelso, at a price of $9.50 per share, in exchange for shares of our Preferred Stock in an amount equal to $27.5 million. We recognized a non-cash charge of approximately $1.2 million for the exchange of common stock for the Preferred Stock, representing the difference between the issue price of the common stock to Kelso and the fair market value of our common shares on the date of redemption, which is included in cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs on the Consolidated Statements of Operations.

13.	Commitments and Contingencies

Leases

The following is a schedule of future minimum lease payments as of December 31, 2008:

	Capital	Operating
	Leases	Leases

2009	$360	$3,625
2010	582	3,038
2011	—	2,856
2012	—	2,544
2013	—	2,347
Thereafter	—	3,754

	942	$18,164

Less: Amount representing interest	(59)

	883
Less: Current portion of capital lease obligations	(315)

Long-term capital lease obligations	$568

We have entered into operating lease agreements, primarily consisting of leases for our various facilities. Total rent expense under operating leases charged to operations was approximately $4.2 million, $5.2 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. We lease certain heavy equipment and hauling vehicles under capital lease agreements. The assets related to these leases have been capitalized and are included in property and equipment.

In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax deprecation deductions. Leases under the facility will be treated as a

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital lease and considered as secured debt for purposes of our Credit Facilities. As of February 23, 2009 the facility remains undrawn.

Surety Bonds and Letters of Credit

Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $83.8 million and $87.4 million as of December 31, 2008 and 2007, respectively. The majority of these obligations expire each year and will need to be renewed.

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

Collective Bargaining Agreements

As of December 31, 2008, approximately 50% of our employees in Canada were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

No provision has been made in these Consolidated Financial Statements for the above matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Effective August 23, 2007, we entered into a separation agreement with Mr. Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million during 2007. As of December 31, 2008 and 2007, $1.9 million and $2.9 million remains accrued relative to Mr. Wilcox’s separation agreement.

During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into with previous owners of businesses that were acquired. As of December 31, 2008 $5.0 million remains accrued relative to the plan. The following table summarizes the activity for the restructuring discussed above and related accrual:

	Balance at			Foreign	Balance at
	October 1,			Exchange	December 31,
	2008	Charges	Payments	and Other	2008

Severance and related costs	$—	$3,596	$(131)	$(227)	$3,238
Rent	—	1,670	—	60	1,730
Less: Estimated sub-let income	—	(746)	—	—	(746)
Consulting	—	2,351	(1,539)	—	812

	$—	$6,871	$(1,670)	$(167)	$5,034

In addition, during the fourth quarter of 2008 we expensed and paid $0.2 million of restructuring in conjunction with our cost of operations.

14.	Capital Stock

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our previously outstanding Preferred Stock in an amount equal to $27.5 million, all of which were owned by Kelso.

Equity Based Compensation Plans

We have a 1997 Stock Option Plan, a 1999 Stock Option Plan and a 2007 Equity and Performance Incentive Plan (the “2007 Plan”), which was approved by the shareholders on November 2, 2007 and supersedes the 1997 and 1999 Stock Option Plans. All options issued under the 1999 Stock Option Plan prior to the adoption of the 2007 Plan remain outstanding but no new options will be granted under the 1999 Stock Option Plan. No options remained outstanding under the 1997 Stock Option Plan as of January 1, 2006. All options granted under the 1997 and 1999 Stock Option Plans were granted at or above market price, at the time of grant.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options granted under the 1999 Stock Option Plan to non-employee directors vested one year from the date of grant. Options granted to employees vested after the second anniversary of the grant date. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable. Certain of our options are priced in U.S. dollars and certain options are priced in Canadian dollars. Stock option activity for 2008 for employee options covered by one of our stock option plans described above is as follows:

	Number of	Weighted Average Exercise Price
	Shares Issuable	US$ Options	C$ Options (C$)

Common shares issuable under option grants -
Beginning of the year	3,558,278	$12.38	$20.81
Granted	233,500	9.50	—
Exercised	—	—	—
Forfeited	(371,162)	10.64	20.42
Expired	(1,201,651)	15.13	19.31

End of the year	2,218,965	12.29	20.41

No options were exercised in 2008 or 2006. Options to acquire 71,666 shares of our common stock were exercised during 2007, and the total intrinsic value of these options was less than $0.1 million. The weighted-average grant-date fair value of options granted was $5.55, $5.94 and $6.36 for the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2008	2007	2006

Annual dividend yield	—	—	—
Weighted average expected life (years)	7.0	3.0	3.0
Risk-free interest rate	3.2%	4.5%	4.8%
Expected volatility	61%	92%	38%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily stock price observations for a term commensurate with the expected life of the options issued. We believe this method produces an estimate that is representative of our expectations of the volatility over the expected life of our options. We currently have no reason to believe future volatility over the expected life of these options is likely to differ materially from historical volatility. The weighted-average expected life is based on share option exercises, pre and post vesting terminations and share option term expirations. The risk-free interest rate is based on the U.S. treasury security rate estimated for the expected life of the options at the date of grant.

SFAS 123(R) requires the estimation of forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.

As of December 31, 2008, $0.9 million of total unrecognized compensation cost related to unvested employee stock options is expected to be recognized over a weighted average period of approximately 1.6 years. Additional information relative to our employee options outstanding at December 31, 2008 is summarized as follows:

		Shares Issuable
	Shares Issuable	for Options	Shares Issuable
	for Options	Vested or	for Options
	Outstanding	Expected to Vest	Exercisable

U.S. dollar denominated options	1,990,310	1,866,348	1,239,310
Canadian dollar denominated options	228,655	228,655	228,655

Total number of options	2,218,965	2,095,003	1,467,965

Aggregate intrinsic value of options	$—	$—	$—
Weighted average remaining contractual term (years)	1.6	1.5	0.5
Weighted average exercise price — U.S. dollar denominated options	$12.29	$12.45	$13.81
Weighted average exercise price — Canadian dollar denominated options (C$)	$20.41	$20.41	$20.41

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

In the first quarter of 2008, we granted to our employees and directors 742,500 restricted stock units that may vest in three equal tranches over each of the next three years and are contingent on the achievement of specific annual performance criteria. The fair value of the first tranche of restricted stock units of approximately $2.2 million, or $9.02 per unit, is being expensed based on our estimate of achieving the specific performance criteria for 2008 on a straight-line basis over the requisite service period. Vesting criteria for the second and third tranche of these grants will be specified during the year which these grants relate. Activity for the first tranche of restricted stock units for 2008 is as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term (Years)	Value

Unvested restricted stock units —
Beginning of the year	—	$—	—	$—
Granted	247,489	9.02
Vested	—	—
Forfeited	(18,331)	9.02

End of the year	229,158	9.02	0.25	1,508

As of December 31, 2008, the performance criteria for 50.0% the first tranche of restricted stock units was met and the shares will vest in March 2009. Accordingly, we have revised our estimate of compensation expense at December 31, 2008 for the 50.0% portion of restricted stock units that will not vest in March 2009 due to 2008 performance criteria not being met. As of December 31, 2008, $0.2 million of total unrecognized compensation cost

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to unvested restricted stock units is expected to be recognized over a weighted average period of approximately 0.2 years.

Warrants

We have outstanding warrants to purchase shares of our common stock. Activity for 2008 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at the beginning of the year	4,931,295	$9.09	1.7	$161
Exercised during the year	(6,666)	9.00
Expired during the year	(1,606,934)	9.24

Outstanding at the end of the year	3,317,695	9.47	1.3	—

As of December 31, 2008, all warrants outstanding are exercisable.

15.	Income Taxes

The income tax provision from continuing operations was $6.2 million, $14.4 million and $12.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The income tax provision from discontinued operations was $7.5 million, nil and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The income tax provision for continuing and discontinued operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—
Canada	8,760	9,119	1,816

Current income tax provision	8,760	9,119	1,816

Deferred:
Federal and state deferred	4,493	5,257	6,436
Canadian deferred	451	61	4,568

Deferred income tax provision	4,944	5,318	11,004

Income tax provision	$13,704	$14,437	$12,820

For 2008, the provision for income taxes from continuing operations was comprised of a $3.0 million benefit for our U.S. operations and parent company and a $9.2 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. However, as a result of the gain of $18.4 million on the sale of our Jacksonville, Florida operations in 2008, we have benefited $7.5 million of our previously fully reserved deferred tax assets for net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For each of the years ended December 31, 2008, 2007 and 2006, the portion of our domestic deferred provision related to goodwill approximated $7.1 million, $7.0 million and $6.4 million, respectively. For 2007, the domestic provision was lower than would be expected as the sale of our Arizona operations during the first quarter of 2007 generated a reversal of excess deferred tax liabilities of approximately $1.8 million.

We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. For the year ended December 31, 2008, we paid C$18.7 million in cash relative to our actual 2007 and estimated 2008 tax liabilities in Canada.

Our pre-tax income (loss) from continuing and discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively consisted of the following:

	2008	2007	2006

United States	$(4,021)	$(37,114)	$(50,522)
Canada	27,288	28,437	14,811

	$23,267	$(8,677)	$(35,711)

The reconciliation of the difference between income taxes from continuing and discontinued operations at the statutory U.S. federal and Canadian federal and provincial income tax rates and the income tax provision for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Provision at statutory rate	$7,911	$(2,950)	$(12,142)
Foreign rate differential	(464)	284	239
Changes in Foreign tax rate	(244)	(922)	—
State, net of federal benefit	(221)	125	(1,787)
Non-deductible stock based compensation	458	248	140
Non-deductible interest expense and preferred stock dividends	—	571	7,919
Non-deductible foreign exchange loss (gains)	244	(29)	538
Other permanent differences	86	426	(27)
Distributed earnings in foreign subsidiary	11,363	6,645	3,033
Valuation allowance	(5,429)	10,039	14,907

Income tax provision	$13,704	$14,437	$12,820

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007

Deferred income tax assets:
Tax loss carry forward — U.S	$42,397	$51,969
Foreign tax credit carry forward — U.S	8,535	2,682
Tax basis in intangible assets in excess of book basis — U.S	6,326	5,777
Stock-based compensation — U.S	2,362	1,899
Accruals not currently deductible — U.S	9,985	4,317
Tax loss carryforwards and capital loss carry-forwards — Canada	6,931	8,098
Tax basis in assets in excess of book basis — Canada	1,107	1,233
Accruals not currently deductible — Canada	2,270	2,853
Less: Valuation allowance — U.S & Canada	(69,292)	(68,764)

Net deferred tax assets	10,621	10,064
Deferred income tax liabilities:
Book basis in property and equipment in excess of tax basis — US	(7,244)	(6,290)
Book basis in goodwill in excess of tax basis — U.S	(25,620)	(21,128)
Book basis in property and equipment and goodwill in excess of tax basis — Canada	(10,055)	(12,290)

Net deferred income tax liability	$(32,298)	$(29,644)

As of December 31, 2008, we have approximately $107.3 million of gross U.S. net operating loss carry-forwards that expire from 2023 to 2028. As of December 31, 2008, we have foreign tax credit carry-forwards of approximately $8.5 million that expires in 2018. As of December 31, 2008 we have a C$3.1 million non-capital loss carry-forward at Capital Environmental Holdings Company (“Holdings”), a Nova Scotia ULC, that expire during 2027 to 2028. We have a C$27.0 million capital loss carry-forward at Waste Services (CA) Inc. (“WSI (CA)”) that has no expiration. Due to the fact that Holdings has no Canadian operations and we do not expect to generate capital gains at WSI (CA), we have provided a full valuation allowance against these losses.

For tax purposes, generally goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

Changes in the deferred tax valuation allowance for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Balance at the beginning of the year	$68,764	$55,080	$37,692
Additions to (release of) valuation allowance	(5,429)	10,039	14,907
Increase due to acquisitions, net	146	229	1,327
Increase due to foreign tax credit carry-forwards	5,853	1,527	1,155
Increase in (utilization of) foreign tax loss carry-forwards and capital-loss carry forwards	(1,167)	2,114	969
Adjustments to valuation allowance	1,125	(225)	(970)

Balance at the end of the year	$69,292	$68,764	$55,080

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Earnings (Loss) Per Share Information

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Numerator:
Net income (loss)	$9,563	$(23,114)	$(48,531)

Denominator:
Basic and diluted weighted average number of common shares outstanding — basic and diluted	46,079	46,007	35,354

For 2008, 2007 and 2006, 5,536,660; 3,256,279 and 4,040,012 stock options and warrants were antidilutive, respectively, as the strike price of such options and warrants was more than the average market price for our common stock for such years.

17.	Retirement Plan

We maintain a 401(k) Plan for employees located in the United States. The domestic plan provides for employees to contribute up to 50% of their eligible compensation, subject to certain IRS limits. We provide matching contributions, which are limited and based on specified levels of employee contributions and vest after two years of employment. The 401(k) Plan also provides for a loan provision, with limitation. We matched contributions totaling approximately $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We sponsor a defined contribution Deferred Profit Sharing Plan (“DPSP”) for our Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to a Registered Retirement Savings Plan, subject to certain governmental limits and restrictions. We match 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after the employee has two years of participation in the DPSP. The matched contributions totaled approximately $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not have significant (in volume or dollars) inter-segment operation-related transactions. We have reflected both of our domestic corporate and Canadian corporate offices as “Corporate.” Summarized financial information concerning our reportable segments as of and for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008
	Florida	Canada	Corporate	Total

Revenue	$231,352	$241,677	$—	$473,029
Depreciation, depletion and amortization	25,977	18,052	1,319	45,348
Income (loss) from operations	42,195	43,514	(44,050)	41,659
Capital expenditures	18,998	28,493	575	48,066
Total assets	600,167	217,531	23,229	840,927

	2007
	Florida	Canada	Corporate	Total

Revenue	$239,384	$222,063	$—	$461,447
Depreciation, depletion and amortization	35,187	18,332	1,372	54,891
Income (loss) from operations	31,296	38,759	(29,242)	40,813
Capital expenditures	29,352	26,822	1,383	57,557
Total assets (excluding assets of discontinued operations)	601,181	256,570	40,044	897,795

	2006
	Florida	Canada	Corporate	Total

Revenue	$174,644	$188,028	$—	$362,672
Depreciation, depletion and amortization	20,258	15,981	1,442	37,681
Income (loss) from operations	24,341	29,332	(40,401)	13,272
Capital expenditures	17,241	21,265	1,241	39,747
Total assets (excluding assets of discontinued operations)	502,188	203,754	17,414	723,356

A summary of our revenue, by service line, for each of the three years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006

Collection	$390,768	74.6%	$371,700	72.5%	$299,291	76.1%
Landfill disposal	47,310	9.0%	59,015	11.5%	43,887	11.2%
Transfer station	65,210	12.5%	62,096	12.1%	40,372	10.3%
Material recovery facilities	18,531	3.5%	18,372	3.6%	8,758	2.2%
Other specialized services	1,760	0.4%	1,259	0.3%	1,108	0.2%

	523,579	100.0%	512,442	100.0%	393,416	100.0%
Intercompany elimination	(50,550)		(50,995)		(30,744)

	$473,029		$461,447		$362,672

19.	Related Party Transactions

Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our Chief Executive Officer, was employed by us until October 2008 as Executive Vice President and Chief Operating Officer, Western Canada and received C$0.4 million, C$0.6 million and C$0.6 million in employment compensation for the years ended

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, 2007 and 2006, respectively. This compensation is consistent with compensation paid to other executives in similar positions. As part of Mr. Sutherland’s retirement agreement he will receive C$0.3 million for each of the years 2009 and 2010, C$0.2 million in prorated bonus for 2008 and C$0.1 million each year until death.

During 2004 and 2005, David Sutherland-Yoest, our President and Chief Executive Officer, conducted ongoing negotiations with Mr. Lucien Rémillard, one of our directors, with respect to our potential acquisition of the solid waste collection and disposal assets owned by a company controlled by Mr. Rémillard in Quebec, Canada. In connection with these negotiations, we reimbursed Mr. Rémillard’s company for expenses in the aggregate amount of approximately C$3.2 million for services provided by third parties to December 31, 2005 in connection with preparing audited financial statements of the business and with ongoing efforts to expand the capacity of a solid waste landfill. In April 2006, we ceased being actively engaged in negotiations with Mr. Rémillard. During the first quarter of 2006, we recognized an expense related to these previously deferred acquisition costs of approximately $5.6 million.

We lease office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, one of our directors, the son of Michael G. DeGroote, our Chairman and brother of Gary W. DeGroote, one of our directors. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10 1/2 years commencing in 2004, with a right to extend for a further five years. Base rent escalates from C$0.1 million to C$0.2 million per year in increments over the term of the lease.

In November of 2002, we entered into a Put or Pay Disposal agreement with the RCI Companies, which are controlled by Mr. Lucien Rémillard. Concurrently with the Put or Pay Disposal Agreement, we entered into a three year disposal agreement with Canadian Waste Services Inc. which provided us with access to Canadian Waste’s Michigan landfill at negotiated fixed rates per ton, which has since expired. On January 17, 2006, Waste Management drew C$0.3 million against the letter of credit posted by us to secure RCI’s obligations, as such we provided for the draw as of December 31, 2005. In the first quarter of 2006 this draw was refunded.

These transactions are in the normal course of operations and are recorded at the exchange amount, which is the consideration agreed to between the respective parties.

20.	Supplementary Cash Flow Information

Supplemental non-cash financing activities and other cash flow information for the years ended December 31, 2008, 2007 and 2006 for our continuing operations are as follows:

	2008	2007	2006

Amounts accrued for capital expenditures	$2,204	$2,233	$1,655
Capital expenditures financed with capital leases and notes payable	29	1,009	1,202
Fair value of operations received for the disposition of our Arizona and Texas operations	—	70,767	—
Common Shares issued relative to acquisitions	—	—	26,581
Other cash flow information:
Cash paid for interest	$33,287	$37,665	$30,191
Cash paid for income taxes	17,556	3,909	853

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

The following table summarizes the unaudited quarterly results of operations as reported for 2008 and 2007 (in thousands of U.S. dollars, except per share amounts) (See also Note 4 — Business Combinations and Significant Asset Acquisitions):

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$116,609	$128,282	$125,745	$102,393
Income (loss) from operations	12,171	16,835	16,521	(3,868)
Income (loss) from continuing operations	5,330	4,030	3,469	(14,785)
Income from discontinued operations	409	—	—	—
Gain (loss) on sale of discontinued operations	6,969	(100)	—	4,241
Net income (loss)	12,708	3,930	3,469	(10,544)
Basic and diluted income (loss) per share:
Income (loss) per share — continuing operations	$0.12	$0.09	$0.08	$(0.32)
Income per share — discontinued operations	0.16	—	—	0.09

Income (loss) per share — basic and diluted	$0.28	$0.09	$0.08	$(0.23)

Weighted average common shares outstanding:
Basic	46,075	46,075	46,079	46,082

Diluted	46,093	46,075	46,116	46,082

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$94,999	$119,421	$123,775	$123,252
Income from operations	6,983	12,174	8,820	12,836
Loss from continuing operations	(4,500)	(3,063)	(5,897)	(843)
Income (loss) from discontinued operations	(111)	850	1,071	986
Gain (loss) on sale of discontinued operations	938	(12,192)	(198)	(155)
Net loss	(3,673)	(14,405)	(5,024)	(12)
Basic and diluted loss per share:
Loss per share — continuing operations	$(0.10)	$(0.06)	$(0.13)	$(0.02)
Income (loss) per share — discontinued operations	0.02	(0.25)	0.02	0.02

Loss per share — basic and diluted	$(0.08)	$(0.31)	$(0.11)	$—

Weighted average common shares outstanding — basic and diluted	45,972	45,973	46,007	46,075

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Condensed Consolidating Financial Statements

Waste Services is the primary obligor under the Senior Subordinated Notes, however Waste Services had no independent assets or operations, and the guarantees of our domestic and Canadian subsidiaries, which are wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. In October 2008 and pursuant to certain amendments to the Indenture, our Canadian subsidiaries became guarantors under the Senior Subordinated Notes. Prior to these amendments, our Canadian subsidiaries did not guarantee the Senior Subordinated Notes. Presented below are our Consolidating Balance Sheet as of December 31, 2007 and the related Consolidating Statements of Operations and Consolidating Statements of Cash Flows for each of the two years ended December 31, 2007 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the then non-guarantor Canadian subsidiaries (“Non-guarantors”).

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,080	$239	$11,387	$—	$20,706
Accounts receivable, net	—	30,902	36,293	—	67,195
Prepaid expenses and other current assets	37	2,449	8,852	—	11,338
Current assets of discontinued operations	—	167	—	—	167

Total current assets	9,117	33,757	56,532	—	99,406
Property and equipment, net	235	99,541	92,822	—	192,598
Landfill sites, net	—	173,803	16,648	—	190,451
Goodwill and other intangible assets, net	—	294,056	103,710	—	397,766
Other assets	17,550	191	—	—	17,741
Due from affiliates	1,021	—	—	(1,021)	—
Investment in subsidiary	816,054	—	—	(816,054)	—
Non-current assets of discontinued operations	—	40,526	—	—	40,526

Total assets	$843,977	$641,874	$269,712	$(817,075)	$938,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,480	$2,903	$14,258	$—	$26,641
Accrued expenses and other current liabilities	17,571	21,973	25,794	—	65,338
Short-term financing and current					—
portion of long-term debt	2,428	203	—	—	2,631
Current liabilities of discontinued operations	—	765	—	—	765

Total current liabilities	29,479	25,844	40,052	—	95,375
Long-term debt	439,415	2,394	—	—	441,809
Deferred income taxes, accrued closure, post-closure and other obligations	24,488	6,134	17,892	—	48,514
Due to affiliates	—	—	1,021	(1,021)	—
Non-current liabilities of discontinued operations	—	2,195	—	—	2,195

Total liabilities	493,382	36,567	58,965	(1,021)	587,893

Shareholders’ equity:
Common stock of Waste Services, Inc	439	—	—	—	439
Other equity	350,156	605,307	210,747	(816,054)	350,156

Total shareholders’ equity	350,595	605,307	210,747	(816,054)	350,595

Total liabilities and shareholders’ equity	$843,977	$641,874	$269,712	$(817,075)	$938,488

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$239,384	$222,063	$—	$461,447
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	154,250	147,323	—	301,573
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,895	18,194	28,150	—	64,239
Depreciation, depletion and amortization	75	35,187	19,629	—	54,891
Foreign exchange loss (gain) and other	(175)	457	(351)	—	(69)
Equity earnings in investees, net of tax	(34,645)	—	—	34,645	—

Income from operations	16,850	31,296	27,312	(34,645)	40,813
Interest expense	39,964	181	534	—	40,679

Income (loss) from continuing operations before income taxes	(23,114)	31,115	26,778	(34,645)	134
Income tax provision	—	5,257	9,180	—	14,437

Income (loss) from continuing operations	(23,114)	25,858	17,598	(34,645)	(14,303)
Income from discontinued operations	—	2,796	—	—	2,796
Loss on sale of discontinued operations	—	(11,607)	—	—	(11,607)

Net income (loss)	$(23,114)	$17,047	$17,598	$(34,645)	$(23,114)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$174,644	$188,028	$—	$362,672
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	119,377	128,176	—	247,553
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	22,209	11,209	23,416	—	56,834
Deferred acquisition costs	439	—	5,173	—	5,612
Depreciation, depletion and amortization	41	20,258	17,382	—	37,681
Foreign exchange loss (gain) and other	762	(541)	1,499	—	1,720
Equity earnings in investees, net of tax	(24,979)	—	—	24,979	—

Income from operations	1,528	24,341	12,382	(24,979)	13,272
Interest expense	30,406	176	399	—	30,981
Cumulative mandatorily redeemable preferred stock dividends and amortization of issue costs	19,653	—	—	—	19,653

Income (loss) from continuing operations before income taxes	(48,531)	24,165	11,983	(24,979)	(37,362)
Income tax provision	—	5,783	6,385	—	12,168

Income (loss) from continuing operations	(48,531)	18,382	5,598	(24,979)	(49,530)
Income from discontinued operations	—	999	—	—	999

Net income (loss)	$(48,531)	$19,381	$5,598	$(24,979)	$(48,531)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(49,057)	$73,343	$39,041	$—	$63,327

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(30,702)	(1,399)	—	(32,101)
Capital expenditures	(145)	(29,352)	(28,060)	—	(57,557)
Proceeds from asset sales and business divestitures	—	18,099	1,798	—	19,897
Deposits for business acquisitions and other	(8,224)	72	(1,644)	—	(9,796)
Intercompany	—	(26,038)	(4,479)	30,517	—

Net cash used in continuing operations	(8,369)	(67,921)	(33,784)	30,517	(79,557)
Net cash used in discontinued operations	—	(5,555)	—	—	(5,555)

Net cash used in investing activities	(8,369)	(73,476)	(33,784)	30,517	(85,112)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,066	—	—	—	84,066
Principal repayments of debt and capital lease obligations	(49,699)	(191)	—	—	(49,890)
Proceeds from the exercise of options and warrants	691	—	—	—	691
Fees paid for financing transactions	(1,259)	—	—	—	(1,259)
Intercompany	30,517	—	—	(30,517)	—

Net cash provided by (used in) financing activities — continuing operations	64,316	(191)	—	(30,517)	33,608

Effect of exchange rate changes on cash and cash equivalents	—	—	351	—	351

Increase (decrease) in cash and cash equivalents	6,890	(324)	5,608	—	12,174
Cash and cash equivalents at the beginning of the year	2,190	563	5,779	—	8,532

Cash and cash equivalents at the end of the year	$9,080	$239	$11,387	$—	$20,706

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(46,838)	$51,877	$33,897	$—	$38,936

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(99,583)	(3,949)	—	(103,532)
Capital expenditures	(198)	(17,241)	(22,308)	—	(39,747)
Proceeds from asset sales and business divestitures	8	4,392	596	—	4,996
Deposits for business acquisitions and other	(1,715)	89	—	—	(1,626)
Intercompany	(62,642)	—	(7,110)	69,752	—

Net cash used in continuing operations	(64,547)	(112,343)	(32,771)	69,752	(139,909)
Net cash used in discontinued operations	—	(9,098)	—	—	(9,098)

Net cash used in investing activities	(64,547)	(121,441)	(32,771)	69,752	(149,007)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	154,000	—	3,527	—	157,527
Principal repayments of debt and capital lease obligations	(32,858)	(175)	(3,993)	—	(37,026)
Sale of common shares and warrants	66,500	—	—	—	66,500
Proceeds from the exercise of options and warrants	165	—	—	—	165
Retirement of Preferred Stock	(75,557)	—	—	—	(75,557)
Fees paid for financing transactions	(1,805)	—	—	—	(1,805)
Intercompany	—	69,752	—	(69,752)	—

Net cash provided by (used in) financing activities — continuing operations	110,445	69,577	(466)	(69,752)	109,804

Effect of exchange rate changes on cash and cash equivalents	—	—	(87)	—	(87)

Increase (decrease) in cash and cash equivalents	(940)	13	573	—	(354)
Cash and cash equivalents at the beginning of the year	3,130	550	5,206	—	8,886

Cash and cash equivalents at the end of the year	$2,190	$563	$5,779	$—	$8,532