Form 10-Q
period 2009-03-31
WASTE SERVICES, INC.
filed 2009-04-24
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 20, 2009 was 46,253,519 (assuming exchange of 138,100 exchangeable shares of Waste Services (CA) Inc. not owned by Capital Environmental Holdings Company for 46,033 shares of the registrant’s common stock).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$11,569	$7,227
Accounts receivable (net of allowance for doubtful accounts of$599 and $631 as of March 31, 2009 and December 31, 2008, respectively)	47,341	52,062
Prepaid expenses and other current assets	12,065	13,672

Total current assets	70,975	72,961

Property and equipment, net	181,334	188,800
Landfill sites, net	194,823	196,632
Goodwill and other intangible assets, net	368,930	372,886
Other assets	9,140	9,648

Total assets	$825,202	$840,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,810	$19,341
Accrued expenses and other current liabilities	61,321	62,802
Short-term financing and current portion of long-term debt	12,215	11,102

Total current liabilities	89,346	93,245

Long-term debt	344,067	360,967
Deferred income taxes	33,650	32,298
Accrued closure, post-closure, fair value of warrants and other obligations	21,720	19,399

Total liabilities	488,783	505,909

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 44,173,990 and 43,985,436 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	441	439
Additional paid-in capital	500,321	512,942
Accumulated other comprehensive income	36,852	38,221
Accumulated deficit	(201,195)	(216,584)

Total shareholders’ equity	336,419	335,018

Total liabilities and shareholders’ equity	$825,202	$840,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$95,792	$116,609

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	63,208	76,544
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	13,209	16,365
Depreciation, depletion and amortization	10,360	11,702
Gain on sale of property and equipment, foreign exchange and other	(3,310)	(173)

Income from operations	12,325	12,171
Interest expense	7,498	10,238
Change in fair value of warrants	(1,771)	—

Income from continuing operations before income taxes	6,598	1,933
Income tax provision (benefit)	2,588	(3,397)

Income from continuing operations	4,010	5,330

Income from discontinued operations, net of income tax provision of $265 for the three months ended March 31, 2008	—	409
Gain on sale of discontinued operations, net of income tax provision of $4,549 for the three months ended March 31, 2008	—	6,969

Net income	$4,010	$12,708

Basic and diluted earnings per share:
Earnings per share - continuing operations	$0.09	$0.12
Earnings per share - discontinued operations	—	0.16

Earnings per share - basic and diluted	$0.09	$0.28

Weighted average common shares outstanding - basic	46,254	46,075

Weighted average common shares outstanding - diluted	46,280	46,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2009
(In thousands)

				Accumulated
	Waste Services, Inc.		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2008, as previously reported	43,985	$439	$512,942	$38,221	$(216,584)	$335,018
Cumulative effect of reclassification of warrants	—	—	(13,774)	—	11,379	(2,395)

Balance, January 1, 2009, as adjusted	43,985	439	499,168	38,221	(205,205)	332,623
Stock-based compensation	172	2	1,153	—	—	1,155
Conversion of exchangeable shares	17	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(1,369)	—	(1,369)
Net income	—	—	—	—	4,010	4,010

Balance, March 31, 2009	44,174	$441	$500,321	$36,852	$(201,195)	$336,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,010	$12,708
Adjustments to reconcile net income to net cash flows from operating activities:
Net income from discontinued operations, net of tax	—	(7,378)
Depreciation, depletion and amortization	10,360	11,702
Amortization of debt issue costs and discounts	839	1,038
Deferred income tax provision (benefit)	1,578	(5,520)
Non-cash stock-based compensation expense	1,155	881
Change in fair value of warrants	(1,771)	—
Gain on sale of property and equipment and other non-cash items	(3,363)	(4)
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	3,745	7,209
Prepaid expenses and other current assets	1,401	(35)
Accounts payable	(3,181)	(5,053)
Accrued expenses and other current liabilities	2,132	(7,214)

Net cash provided by continuing operations	16,905	8,334
Net cash provided by discontinued operations	—	1,163

Net cash provided by operating activities	16,905	9,497

Cash flows from investing activities:
Cash used in business combinations	(576)	—
Capital expenditures	(6,944)	(10,407)
Proceeds from asset sales and business divestitures	6,513	57,332
Deposits for business acquisitions and other	—	(1,716)

Net cash provided by (used in) continuing operations	(1,007)	45,209
Net cash used in discontinued operations	—	(43)

Net cash provided by (used in) investing activities	(1,007)	45,166

Cash flows from financing activities:
Draw on revolving credit facility	1,561	—
Principal repayments of debt and capital lease obligations	(13,317)	(42,859)
Fees paid for financing transactions	(62)	—

Net cash used in financing activities - continuing operations	(11,818)	(42,859)

Effect of exchange rate changes on cash	262	(224)

Increase in cash	4,342	11,580
Cash at the beginning of the period	7,227	20,706

Cash at the end of the period	$11,569	$32,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of Business and Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Waste Services, Inc. (“Waste Services”) and its wholly owned subsidiaries (collectively, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). We divested our Jacksonville, Florida operations in March 2008 and as a result, these operations are presented as discontinued for all periods presented.
     These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2008, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2008. Income taxes during these interim periods have been provided based on our anticipated annual effective income tax rate for each respective tax jurisdiction. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, carrying amounts of goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, restructuring reserves, revenue recognition, liabilities for potential litigation, valuation assumptions for share-based payments and warrants, carrying amounts of long-lived assets and deferred taxes.
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) not owned by us. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding for the period, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.
     For purposes of computing net income per common share, the basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008 includes the effect of 6,266,939 and 6,303,187 exchangeable shares of Waste Services (CA), respectively (exchangeable for 2,088,979 and 2,101,062 shares of our common stock, respectively), as if they were shares of our outstanding common stock. For the three months ended March 31, 2009 and 2008, 4,754,839 and 7,702,740 stock options and common stock purchase warrants were antidilutive, respectively, as the exercise price of such options and warrants was in excess of the average market price for our common stock for such periods.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     Effective January 1, 2009 we adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 2,383,333 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $9.00 and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $11.4 million to beginning retained earnings and $2.4 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $0.6 million as of March 31, 2009. As such, we recognized a $1.8 million gain from the change in fair value of these warrants for the three months ended March 31, 2009.
     These common stock purchase warrants were initially issued in connection with our May 2003 issuance of 55,000 shares of redeemable preferred stock, which was subsequently exchanged and/or redeemed in December 2006. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	1.1	1.4
Risk-free interest rate	0.6%	0.4%
Expected volatility	63%	56%
     Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the last twelve months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year U.S. Treasury securities.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at March 31, 2009 is estimated at $127.6 million and $120.0 million, respectively, based on quoted market prices.
     The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
     Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				March 31,
	Level 1	Level 2	Level 3	2009
Accrued closure and post-closure obligations	$—	$—	$20,123	$20,123
Accrued rent relative to October 2008 restructuring	—	—	891	891
Fair value of warrants	—	624	—	624

Total	$—	$624	$21,014	$21,638

     A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three months ended March 31, 2009 is provided elsewhere in this footnote and in Notes 8 and 13. We have no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009 other than assets acquired in an acquisition, which are discussed in Note 5.
     In December 2007, the FASB issued SFAS 141(R), which establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. The provisions of SFAS 141(R) apply prospectively to business combinations consummated on or after January 1, 2009. There were no other transition adjustments upon our adoption of SFAS 141(R) on January 1, 2009.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. Our adoption of SFAS 160 on January 1, 2009 did not have an effect on our financial position or results of operations.
3. Share-Based Payments
     Stock-based compensation expense was $1.2 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively. In the first quarter of 2008, we granted 742,500 restricted stock units (“RSU’s”) to certain employees and directors, which are eligible to vest in three equal tranches over each of the next three years, and are contingent on the achievement of specific annual performance criteria. During 2008, 55,000 of these RSU’s were forfeited. The aggregate fair value of the first tranche of restricted stock units is approximately $2.2 million, or $9.02 per unit, of which a total of $1.6 million has been expensed based on the achievement of specific performance criteria for 2008. We recognized $0.7 million of this expense in the first quarter of 2009. A total of 171,875 shares with an aggregate fair value of $0.7 million have vested in the first quarter of 2009. Vesting criteria for the second tranche of the 2008 grant has been set in the first quarter of 2009 and resulted in an aggregate fair value for the second tranche of $1.1 million, or $4.76 per unit, which is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect vesting criteria for the third tranche of this grant to be specified in the first quarter of 2010.
     In the first quarter of 2009, we granted 628,500 RSU’s to certain employees and directors, which are eligible to vest in three equal tranches over each of the next three years, and are also contingent on the achievement of specific annual performance criteria. The fair value of the first tranche of RSU’s of approximately $0.9 million, or $4.33 per unit, is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect vesting criteria for the second and third tranches of this grant will be specified during the year in which they are eligible to vest.
     Activity for our RSU’s for the three months ended March 31, 2009 is as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term (Years)	Value
Nonvested restricted stock units -
Beginning of the period	229,158	$9.02	0.3	$1,508
Granted	438,669	4.55
Vested	(171,875)	9.02
Forfeited	—	—

End of the period	495,952	5.07	1.0	2,123

     During the three months ended March 31, 2009, we granted options to purchase 282,500 shares of our common stock to certain employees. These options have an exercise price of $4.33 per share and vest one-third over each of the following three years. During the three months ended March 31, 2008, we granted options to purchase 230,000 shares of our common stock to certain employees. These options have an exercise price of $9.50 per share and vest one-third over each of the following three years. The weighted-average grant-date fair value of the option grants was $2.40 and $5.57, for the three months ended March 31, 2009 and 2008 respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Annual dividend yield	—	—
Weighted average expected life (years)	7.0	7.0
Risk-free interest rate	2.6%	3.2%
Expected volatility	52%	61%

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Stock option activity for the three months ended March 31, 2009 for employee options covered by our stock option plans is as follows (unaudited):

	Number of	Weighted Average Exercise Price
	Shares Issuable	US$ Options	C$ Options (C$)
Options outstanding at the beginning of the period	2,218,965	$12.29	$20.41
Granted	282,500	4.33	—
Exercised	—	—	—
Forfeited	(14,000)	9.50	—
Expired	(701,154)	15.15	20.42

Options outstanding at the end of the period	1,786,311	10.29	18.13

Options vested or expected to vest at the end of the period	1,685,179	10.56	18.13

Options exercisable at the end of the period	1,394,773	11.56	18.13

     There was no intrinsic value to the options outstanding at March 31, 2009. As of March 31, 2009, $1.1 million and $1.8 million of total unrecognized compensation cost related to employee stock options and RSU’s is expected to be recognized over a weighted average period of approximately 2.4 years and 1.0 year, respectively.
4. Discontinued Operations
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. The lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which it exercised in March 2009 resulting in a gain on sale of $3.3 million, which is reflected in “Gain on sale of property and equipment, foreign exchange and other” on the accompanying Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. The proceeds from the sale of the leased assets were utilized to repay amounts under the revolver portion of our Credit Facilities. At the time of close in March 2008, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. For the year ended 2008, we recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of the Jacksonville, Florida operations, of which $11.5 million ($7.0 million net of tax) was realized during the first quarter of 2008. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations was approximately $23.6 million of goodwill. Subsequent to the disposal of the Jacksonville, Florida operations, we adjusted the pre-tax gain on disposal for the settlement of working capital of approximately $0.2 million.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We have presented the net assets and operations of our Jacksonville, Florida operations, as discontinued operations for all periods presented. Revenue and pre-tax income from discontinued operations was $4.7 million and $0.7 million for the three months ended March 31, 2008, respectively. The transaction to dispose of the Jacksonville, Florida operations was completed in 2008 and accordingly, these operations had no impact on our 2009 results.
5. Business Combinations and Significant Asset Acquisitions
     We believe the primary value of an acquisition is the opportunities made available to vertically integrate operations or increase market presence within a geographic market. We expect goodwill generated from the acquisitions described below to be deductible for income tax purposes.
     In January 2009, we acquired a “tuck-in” hauling operation in southwest Florida for an aggregate purchase price of $0.6 million, of which approximately $0.1 million related to a receivable due us from the seller at the time the acquisition was consummated. The net assets acquired and purchase price for this acquisition are as follows:

Purchase price - cash paid and other consideration	$630

Allocated as follows:
Accounts receivable	21
Property and equipment	307

Fair value of tangible assets acquired	328

Excess purchase price allocated to goodwill	$302

     We utilized level three inputs under SFAS 157 for determining the fair value of property and equipment in the above table and based fair value on other observable transactions for similar property and equipment.
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
     In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. (“Commercial Clean-up”), a construction and demolition hauling operation in Fort Myers, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from our pre-existing waste streams within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.
     The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2008 as if acquisitions completed in 2008 and 2009 had occurred as of January 1, 2008 (in thousands except per share amounts):

Revenue	$117,343

Net income from continuing operations	$5,161

Basic and diluted earnings per share - continuing operations	$0.11

Pro forma weighted average number of common shares outstanding:
Basic	46,075

Diluted	46,093

     These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of 2008, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions. No pro forma disclosure has been presented for the three months ended March 31, 2009 as the results of the operations of the acquisitions described above have been included in our consolidated results for this period.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Prepaid expenses	$8,210	$9,793
Parts and supplies	1,715	1,733
Other current assets	2,140	2,146

	$12,065	$13,672

7. Property and Equipment
     Property and equipment consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Land and buildings	$72,431	$74,497
Vehicles	137,736	141,650
Containers, compactors and landfill and recycling equipment	90,521	89,568
Furniture, fixtures, other office equipment and leasehold improvements	10,818	11,060

Total property and equipment	311,506	316,775
Less: Accumulated depreciation	(130,172)	(127,975)

Property and equipment, net	$181,334	$188,800

8. Landfill Sites, Accrued Closure, Post-Closure, Fair Value of Warrants and Other Obligations
Landfill Sites
     Landfill sites consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Landfill sites	$261,984	$262,732
Less: Accumulated depletion	(67,161)	(66,100)

Landfill sites, net	$194,823	$196,632

     The changes in landfill sites for the three months ended March 31, 2009 and 2008 are as follows (unaudited):

	Three Months Ended March 31,
	2009	2008
Balance at the beginning of the period	$196,632	$190,451
Landfill site construction costs	446	1,960
Additional asset retirement obligations	316	423
Depletion	(2,076)	(2,615)
Effect of foreign exchange rate fluctuations	(495)	(571)

Balance at the end of the period	$194,823	$189,648

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Closure, Post-Closure, Fair Value of Warrants and Other Obligations
     Accrued closure, post-closure, fair value of warrants and other obligations consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Accrued closure and post-closure obligations	$14,476	$12,749
Accrued restructuring and severance costs	3,308	3,624
Capital lease obligations	518	568
Fair value of warrants	624	—
Other obligations	2,794	2,458

	$21,720	$19,399

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the inflated total to its present value using a credit-adjusted risk-free discount rate of approximately 6.5%. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.
     The changes in accrued closure and post-closure obligations for the three months ended March 31, 2009 and 2008 are as follows (unaudited):

	Three Months Ended March 31,
	2009	2008
Current portion at the beginning of the period	$7,589	$4,153
Long-term portion at the beginning of the period	12,749	14,678

Balance at the beginning of the period	20,338	18,831
Additional asset retirement obligations	316	423
Accretion	158	198
Payments	(578)	—
Other additions	150	300
Effect of foreign exchange rate fluctuations	(261)	(318)

Balance at the end of the period	20,123	19,434
Less: Current portion	(5,647)	(4,430)

Long-term portion	$14,476	$15,004

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$48,972	$48,997
Non-competition agreements and other	5,607	5,629

	54,579	54,626

Less: Accumulated amortization:
Customer relationships and contracts	(27,597)	(26,536)
Non-competition agreements and other	(2,415)	(2,133)

Other intangible assets subject to amortization, net	24,567	25,957
Goodwill	344,363	346,929

Goodwill and other intangible assets, net	$368,930	$372,886

     The changes in goodwill for the three months ended March 31, 2009 and 2008 are as follows (unaudited):

	Three Months Ended March 31, 2009
	Florida	Canada	Total
Balance at the beginning of the period	$263,428	$83,501	$346,929
Acquisitions	302	—	302
Effect of foreign exchange rate fluctuations	—	(2,868)	(2,868)

Balance at the end of the period	$263,730	$80,633	$344,363

	Three Months Ended March 31, 2008
	Florida	Canada	Total
Balance at the beginning of the period	$262,338	$102,603	$364,941
Effect of foreign exchange rate fluctuations	—	(3,519)	(3,519)

Balance at the end of the period	$262,338	$99,084	$361,422

10. Other Assets
     Other assets consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Debt issue costs, net of accumulated amortization of $3,471 and $3,035 as of March 31, 2009 and December 31, 2008, respectively	$8,055	$8,538
Acquisition deposits	557	561
Other assets	528	549

	$9,140	$9,648

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Deferred revenue	$11,035	$10,980
Accrued waste disposal costs	10,525	7,964
Accrued interest	7,421	3,702
Insurance reserves	6,965	6,505
Accrued compensation, benefits and subcontractor costs	5,910	7,893
Accrued closure and post-closure obligations	5,647	7,589
Accrued insurance premiums	4,377	6,123
Accrued restructuring and severance costs	2,423	3,183
Accrued royalties and franchise fees	1,764	2,137
Accrued professional fees	759	794
Accrued capital expenditures	662	2,204
Current portion of capital lease obligations	303	315
Accrued acquisition costs	167	631
Other accrued expenses and current liabilities	3,363	2,782

	$61,321	$62,802

12. Debt
     Debt consists of the following:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Credit Facilities:
U.S. dollar denominated revolving credit facility, floating interest rate at 4.1% and 4.5% as of March 31, 2009 and December 31, 2008, respectively	$23,499	$34,600
Canadian dollar denominated revolving credit facility, floating interest rate at 4.3% and 5.3%, net of discount of $59 and $56, as of March 31, 2009 and December 31, 2008, respectively	28,329	27,699
U.S. dollar denominated term loan facility, floating interest rate at 4.1% and 4.5%, net of discount of $1,175 and $1,268, as of March 31, 2009 and December 31, 2008, respectively	37,719	38,125
Canadian dollar denominated term loan facility, floating interest rate at 4.2% and 5.3%, net of discount of $3,313 and $3,668, as of March 31, 2009 and as of December 31, 2008, respectively	98,867	103,505
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014, net of discount of $1,093 and $1,146 as of March 31, 2009 and December 31, 2008, respectively	158,907	158,854
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025, net of discount of $1,433 and $1,563 as of March 31, 2009 and December 31, 2008, respectively	6,619	6,891
Other subordinated notes payable, interest at 6.7%, due through 2017	2,342	2,395

	356,282	372,069
Less: Current portion	(12,215)	(11,102)

Long-term portion	$344,067	$360,967

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of March 31, 2009, there was $23.5 million and C$35.8 million outstanding on the revolving credit facility and $11.6 million and C$13.5 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.
     Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of March 31, 2009, we are in compliance with the financial covenants.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of March 31, 2009 approximates $6.4 million, and accretes at 7.8%. The note is secured by a transfer station and related permit.
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
Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Credit Facilities. As of March 31, 2009 and April 20, 2009, the lease facility was undrawn.

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
     Any substantial liability for environmental damage incurred by us could have a material adverse effect on our financial condition, results of operations or cash flows. As of the date of these Consolidated Financial Statements, we estimate the range of reasonably possible losses related to environmental matters to be insignificant, and we are not aware of any such environmental liabilities that would be material to our operations or financial condition.
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
     No provision has been made in these Condensed Consolidated Financial Statements for the above matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $83.6 million and $83.8 million as of March 31, 2009 and December 31, 2008, respectively. The majority of these obligations expire each year and will need to be renewed.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2009, and included in the $83.6 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The changes in insurance reserves for our U.S. operations for the three months ended March 31, 2009 and 2008 are as follows (unaudited):

	Three Months Ended March 31,
	2009	2008
Balance at the beginning of the period	$6,505	$6,055
Provisions	948	1,182
Payments	(899)	(964)
Unfavorable claim development for prior periods	411	97

Balance at the end of the period	$6,965	$6,370

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
Other Contractual Arrangements
     During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered into with previous owners of businesses that were acquired. As of March 31, 2009, $4.0 million remains accrued relative to this plan. The following table summarizes the activity for these accrued restructuring costs for the three months ended March 31, 2009:

	Severance
	and Related
	Costs	Rent	Consulting	Total
Balance at the beginning of the period	$3,238	$984	$812	$5,034
Provisions	94	20	—	114
Payments	(875)	(113)	(63)	(1,051)
Foreign exchange and other	(56)	—	—	(56)

Balance at the end of the period	$2,401	$891	$749	$4,041

     Although we have yet to sub-let our U.S. corporate office, we have assumed sub-let rental income for three years of the remaining lease term, beginning January 2010. Should our estimates require revision, we may have additional charges for remaining lease payments in future periods.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. Royalty agreements are usually based on the amount of waste deposited at our landfill sites or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of March 31, 2009, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock and one share has been designated as Special Voting Preferred Stock.
Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of March 31, 2009 and December 31, 2008, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. One share of Special Voting Preferred Stock is presently outstanding.
Migration Transaction
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA). After the migration transaction, Waste Services (CA) became our subsidiary.
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 29,219,011 common shares of Waste Services (CA) for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 3,076,558 common shares of Waste Services (CA) held by non-U.S. residents and who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA), which are exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
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
     In April 2009, 6,100,497 exchangeable shares of Waste Services (CA) were exchanged for 2,033,496 shares of our common stock. Following the exchange, 138,100 exchangeable shares of Waste Services (CA) remain outstanding, and are exchangeable into 46,033 shares of our common stock. As the number of outstanding exchangeable shares is now less than one million, Capital Environmental Holdings, the parent of Waste Services (CA) will exercise its right to redeem all of the remaining exchangeable shares for shares of our common stock.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrants
     We have outstanding warrants to purchase shares of our common stock. As of March 31, 2009, all of these warrants were exercisable. Activity for the three months ended March 31, 2009 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows (unaudited):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value
Outstanding at the beginning of the period	3,317,695	$9.47	1.3	$—
Expired during the period	(66,667)	17.25

Outstanding at the end of the period	3,251,028	9.31	1.1	—

15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is as follows (unaudited):

	Three Months Ended March 31,
	2009	2008
Net income	$4,010	$12,708
Foreign currency translation adjustment	(1,369)	(7,301)

Comprehensive income	$2,641	$5,407

16. Segment Information
     We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization and reporting structure and the information used by our chief operating decision maker to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. For segment reporting, we define “Corporate” as overhead expenses, not specifically attributable to our Florida or Canadian operations, incurred both domestically and in Canada. As previously discussed, we have divested of our Jacksonville, Florida operations and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We do not have significant (in volume or dollars) inter-segment operation-related transactions. Summarized financial information concerning our reportable segments for the three months ended March 31, 2009 and 2008 is as follows (unaudited):

	Three Months Ended March 31, 2009
	Florida	Canada	Corporate	Total
Revenue	$50,243	$45,549	$—	$95,792
Depreciation, depletion and amortization	6,344	3,778	238	10,360
Income (loss) from operations	11,366	6,725	(5,766)	12,325
Capital expenditures	2,646	4,187	111	6,944

	Three Months Ended March 31, 2008
	Florida	Canada	Corporate	Total
Revenue	$60,090	$56,519	$—	$116,609
Depreciation, depletion and amortization	6,735	4,609	358	11,702
Income (loss) from operations	10,207	9,343	(7,379)	12,171
Capital expenditures	1,682	8,613	112	10,407
17. Condensed Consolidating Financial Statements
     As of March 31, 2009 and December 31, 2008, Waste Services is the primary obligor under the Senior Subordinated Notes. Waste Services has no independent operating assets or operations, and the guarantees of our domestic and Canadian subsidiaries, which are all wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. In October 2008 and pursuant to certain amendments to the Indenture to the Senior Subordinated Notes, our Canadian subsidiaries became guarantors under the Senior Subordinated Notes. Prior to these amendments, our Canadian subsidiaries did not guarantee the Senior Subordinated Notes.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Presented below is our Unaudited Condensed Consolidating Statement of Operations for the three months ended March 31, 2008 and the Unaudited Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the then non-guarantor Canadian subsidiaries (“Non-guarantors”):

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$60,090	$56,519	$—	$116,609

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	38,916	37,628	—	76,544
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	3,667	4,433	8,265	—	16,365
Depreciation, depletion and amortization	24	6,735	4,943	—	11,702
Foreign exchange loss (gain) and other	1	(201)	27	—	(173)
Equity earnings in investees, net of tax	(26,546)	—	—	26,546	—

Income from operations	22,854	10,207	5,656	(26,546)	12,171
Interest expense	10,146	50	42	—	10,238

Income from continuing operations before income taxes	12,708	10,157	5,614	(26,546)	1,933
Income tax provision (benefit)	—	(5,485)	2,088	—	(3,397)

Net income from continuing operations	12,708	15,642	3,526	(26,546)	5,330
Net income from discontinued operations, net of tax	—	409	—	—	409
Gain on sale of discontinued operations, net of tax	—	6,969	—	—	6,969

Net income	$12,708	$23,020	$3,526	$(26,546)	$12,708

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(10,785)	$17,462	$2,820	$—	$9,497

Cash flows from investing activities:
Capital expenditures	(4)	(1,682)	(8,721)	—	(10,407)
Proceeds from asset sales and business divestitures	—	57,261	71	—	57,332
Deposits for business acquisitions and other	(1,716)	—	—	—	(1,716)
Intercompany	(504)	(73,049)	—	73,553	—

Net cash provided by (used in) continuing operations	(2,224)	(17,470)	(8,650)	73,553	45,209
Net cash used in discontinued operations	—	(43)	—	—	(43)

Net cash provided by (used in) investing activities	(2,224)	(17,513)	(8,650)	73,553	45,166

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(42,810)	(49)	—	—	(42,859)
Intercompany	73,049	—	504	(73,553)	—

Net cash provided by (used in) financing activities — continuing operations	30,239	(49)	504	(73,553)	(42,859)

Effect of exchange rate changes on cash	—	—	(224)	—	(224)

Increase (decrease) in cash	17,230	(100)	(5,550)	—	11,580
Cash at the beginning of the period	9,080	239	11,387	—	20,706

Cash at the end of the period	$26,310	$139	$5,837	$—	$32,286

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein as well as our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
Overview
     We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). We divested our Jacksonville, Florida operations in March 2008, and as a result, these operations are presented as discontinued for all periods presented.
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
     Costs associated with acquisitions are expensed as they are incurred. These costs may include transaction related costs and internal costs, including executive salaries, overhead and travel costs. Prior to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) on January 1, 2009, we capitalized certain third-party costs related to pending acquisitions that are no longer capitalizable following our adoption of this standard. There were no transition adjustments relative to our adoption of SFAS 141(R).
Recent Developments
Acquisitions and Dispositions
     In January 2009, we acquired a “tuck-in” hauling operation in southwest Florida for an aggregate purchase price of $0.6 million.
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
     In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. (“Commercial Clean-up”), a construction and demolition hauling operation in Fort Myers, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from our pre-existing waste streams within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.

     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. The lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which it exercised in March 2009 resulting in a gain on sale of $3.3 million in the quarter. The proceeds from the sale of the leased assets were utilized to repay amounts under the revolver portion of our Credit Facilities. At the time of close in March 2008, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. For the year ended 2008, we recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of the Jacksonville, Florida operations, of which $11.5 million ($7.0 million net of tax) was realized during the first quarter of 2008. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations was approximately $23.6 million of goodwill. Subsequent to the disposal of the Jacksonville, Florida operations, we adjusted the pre-tax gain on disposal for the settlement of working capital of approximately $0.2 million.
     We have presented the net assets and operations of our Jacksonville, Florida operations, as discontinued operations for all periods presented. Revenue and pre-tax income from discontinued operations was $4.7 million and $0.7 million for the three months ended March 31, 2008, respectively. The transaction to dispose of the Jacksonville, Florida operations was completed in 2008 and accordingly, these operations had no impact on our 2009 results.
Goodwill
     We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We test for impairment of goodwill annually on December 31 and whenever events or circumstances change between annual tests that would indicate a possible impairment. Examples of such events may include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (vi) the testing for recoverability under SFAS 144 of a significant asset group within the reporting unit. We test for impairment using the two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.
     During the first quarter of 2009, our market capitalization declined from that of the fourth quarter of 2008. We considered this decline to be an indicator of possible impairment of goodwill. As of March 31, 2009, we performed the step one screen for impairment, which we passed and accordingly, we did not proceed to the second step, and we concluded that our goodwill was not impaired. Consistent with our goodwill tests performed in prior years, we have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we primarily utilize discounted future cash flows. However, we may compare the results of fair value calculated using discounted cash flows to other fair value techniques including: (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. There may be instances where these alternative methods provide a more accurate measure or indication of fair value. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimate to range between 11% and 12%; (v) the ability to utilize certain domestic tax attributes and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay. There have been no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of the SFAS 142 impairment test for the first quarter of 2009 compared to our annual test for 2008.

     In preparing our interim test for impairment, we determined that the sum of our reporting unit fair values exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding using the twenty-day weighted average to March 31, 2009. We believe one of the primary reconciling differences between fair value and our market capitalization relates to control premium. Control premium is the savings and / or synergies a market participant could realize by obtaining control and eliminating duplicative overhead costs and realizing operating efficiencies from the consolidation of routes and internalization of waste streams. Additionally, we believe there are qualitative factors that externally influence our market capitalization including, but are not limited to:
•	The fact that, to a significant extent, our shares are held by insiders and affiliates, reducing market liquidity.

•	One of our larger shareholders, due to circumstances unrelated to us, is liquidating their position putting pressure on the market price of our shares.

•	We believe that in general, the market continues to discount the value of common equity, believing that current leverage ratios are not sustainable and companies will be required to refinance debt at higher rates and / or issue additional equity thereby diluting current shareholders. However, as a result of the October 2008 refinancing of our Senior Secured Credit Facilities, we believe our capital structure to be stable, but such stability is not reflected in our share price.
     We will continue to monitor market trends in our business, the related expected cash flows and our calculation of market capitalization for purposes of identifying possible indicators of impairment. Should our book value per share continue to exceed our market price per share, or we have other indicators of impairment, as previously discussed, we will be required to perform additional interim goodwill impairment analyses, which may lead to the recognition of a goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for potential impairment.
     Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers and / or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill associated with the reporting units is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
Results of Operations for the Three Months Ended March 31, 2009 and 2008
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Exchange rates for the Canadian dollar to U.S. dollar that are applicable for the periods covered by the accompanying Unaudited Condensed Consolidated Financial Statements are summarized as follows:

As of:
March 31, 2009	$0.7928
December 31, 2008	$0.8210
For the three months ended:
March 31, 2009	$0.8035
March 31, 2008	$0.9953

     Our consolidated results of operations for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31, 2009
	Florida		Canada		Total
Revenue	$50,243	100.0%	$45,549	100.0%	$95,792	100.0%
Operating expenses:
Cost of operations	31,975	63.6%	31,233	68.6%	63,208	66.0%
Selling, general and administrative expense	6,446	12.8%	6,763	14.8%	13,209	13.8%
Depreciation, depletion and amortization	6,364	12.7%	3,996	8.8%	10,360	10.8%
Gain on sale of property and equipment, foreign exchange and other	(3,474)	-6.9%	164	0.4%	(3,310)	-3.5%

Income from operations	$8,932	17.8%	$3,393	7.4%	$12,325	12.9%

	Three Months Ended March 31, 2008
	Florida		Canada		Total
Revenue	$60,090	100.0%	$56,519	100.0%	$116,609	100.0%
Operating expenses:
Cost of operations	38,916	64.8%	37,628	66.6%	76,544	65.6%
Selling, general and administrative expense	8,100	13.5%	8,265	14.6%	16,365	14.0%
Depreciation, depletion and amortization	6,759	11.2%	4,943	8.7%	11,702	10.1%
Gain on sale of property and equipment, foreign exchange and other	(200)	-0.3%	27	0.1%	(173)	-0.1%

Income from operations	$6,515	10.8%	$5,656	10.0%	$12,171	10.4%

  Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended March 31,
	2009		2008
Collection	$82,261	77.2%	$96,505	74.8%
Landfill disposal	9,574	9.0%	11,829	9.2%
Transfer station	12,974	12.2%	14,671	11.4%
Material recovery facilities	1,572	1.5%	5,786	4.5%
Other specialized services	201	0.1%	192	0.1%

	106,582	100.0%	128,983	100.0%
Intercompany elimination	(10,790)		(12,374)

	$95,792		$116,609

     Revenue was $95.8 million and $116.6 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $20.8 million or 17.8%. The decrease in revenue from our Florida operations for the three months ended March 31, 2009 of $9.8 million or 16.3% was driven by decreased collection volumes, primarily in our industrial and commercial lines of business of $2.9 million, coupled with lower third-party transfer station, recycling and landfill volumes of $2.6 million. Declining fuel costs resulted in lower surcharges of $2.6 million and other net decreases of $3.5 million, primarily related to the expiration of certain residential recycling collection contracts. Offsetting these decreases were net price increases of $1.3 million, which was adversely affected by commodity pricing declines of $0.8 million, and increases from acquisitions of $0.5 million.

     The decrease in revenue from our Canadian operations for the three months ended March 31, 2009 of $11.0 million or 19.5% was primarily due to the unfavorable effect of foreign exchange movements of $10.9 million. After considering foreign exchange rate changes, revenue from our Canadian operations was relatively flat. We realized net price increases of $1.9 million, which were adversely affected by net commodity pricing declines of $0.3 million, and organic volume growth of $0.1 million. Offsetting these increases were decreases in fuel surcharges of $1.0 million resulting from lower fuel costs, and other decreases of $1.1 million, primarily related to the loss of residential contracts.
  Cost of Operations
     Cost of operations was $63.2 million and $76.5 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $13.3 million or 17.4%. As a percentage of revenue, cost of operations was 66.0% and 65.6% for the three months ended March 31, 2009 and 2008, respectively.
     The decrease in cost of operations from our Florida operations for the three months ended March 31, 2009 of $6.9 million or 17.7% was due to lower costs for third-party disposal due to overall lower collection volumes of $2.6 million, lower variable labor costs of $2.0 million, decreased fuel costs of $1.6 million and decreases in other operating costs, primarily repair and maintenance, of $1.0 million. Offsetting these decreases were increased insurance and support costs of $0.3 million, which is primarily related to unfavorable claim development related to prior periods. As a percentage of revenue, cost of operations for our Florida operations was 63.6% and 64.8% for the three months ended March 31, 2009 and 2008, respectively. The improvement in our domestic gross margin is primarily due to wage and cost controls implemented in the fourth quarter of 2008.
     The decrease in cost of operations from our Canadian operations for the three months ended March 31, 2009 of $6.4 million or 17.0% was primarily due to the favorable effect of foreign exchange movements of $7.5 million. After considering foreign exchange rate changes, the increase in cost of operations from our Canadian operations of $1.1 million primarily relates to increased disposal rates for waste volumes shipped to the United States of $0.9 million, increased labor costs of $0.4 million, repair, maintenance and other increases of $0.8 million, offset by decreased fuel costs of $1.0 million. As a percentage of revenue, cost of operations for our Canadian operations was 68.6% and 66.6% for the three months ended March 31, 2009 and 2008, respectively. The decline in our Canadian gross margin is primarily due to lower commodity revenue coupled with low margin waste streams disposed of at our transfer stations and higher operating costs, as previously discussed.
  Selling, General and Administrative Expense
     Selling, general and administrative expense was $13.2 million and $16.4 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $3.2 million or 19.5%. As a percentage of revenue, selling, general and administrative expense was 13.8% and 14.0% for the three months ended March 31, 2009 and 2008, respectively. The overall decrease in selling, general and administrative expense was affected by a restructuring of corporate overhead and other administrative and operational functions that we completed during the fourth quarter of 2008, which is more fully described in our annual report on Form 10-K for the year ended December 31, 2008. These restructuring efforts have, for the most part, resulted in decreased salaries, wages, bonuses and other benefits of $1.4 million and decreased consulting and other administrative costs of $0.6 million. Stock-based compensation increased $0.4 million, primarily as a result of grants made in the first quarter of 2009 and the vesting of previously granted options and restricted stock units, which are more fully described in the notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. The favorable effect of foreign exchange movements was $1.6 million.
  Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $10.4 million and $11.7 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $1.3 million or 11.1%. As a percentage of revenue, depreciation, depletion and amortization was 10.8% and 10.1% for the three months ended March 31, 2009 and 2008, respectively. This decrease primarily relates to decreased landfill depletion of $0.5 million, which is primarily due to decreased third-party and internal disposal volumes at our domestic and Canadian landfills. Amortization of intangible assets decreased $0.3 million primarily due to lower amortization associated with our customer relationship intangible assets. Foreign exchange rate movements had a favorable effect of $0.9 million. Landfill depletion rates for our U.S. landfills ranged from $5.67 to $6.09 per ton and $3.57 to $6.16 per ton during the three months ended March 31, 2009 and 2008, respectively. Landfill depletion rates for our Canadian landfills ranged from C$0.66 to C$8.01 per tonne and C$2.99 to C$7.28 per tonne during the three months ended March 31, 2009 and 2008, respectively.

  Gain on Sale of Property and Equipment, Foreign Exchange and Other
     Gain on sale of property and equipment, foreign exchange and other was $3.3 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. Foreign exchange loss or gain relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars. During the first quarter of 2009, we sold certain land and buildings under the terms of a lease purchase option entered into with the purchaser of our Jacksonville, Florida operations. The purchase price for the land and buildings was $6.0 million with an associated gain on sale of $3.3 million, which is the primary driver of the increase in gain on sale of property and equipment, foreign exchange and other for the three months ended March 31, 2009 compared to the same period in the previous year.
  Interest Expense
     The components of interest expense for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Senior Secured Credit Facilities	$2,259	$4,908
Senior Subordinated Notes	3,800	3,800
Amortization of debt issue costs and discounts	839	1,038
Other interest expense	600	492

	$7,498	$10,238

     Interest expense was $7.5 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $2.7 million or 26.5%. Interest expense on the Senior Secured Credit Facilities decreased $2.6 million for the three months ended March 31, 2009 due primarily to lower average rates and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 4.1% and 7.6% for the three months ended March 31, 2009 and 2008, respectively and 4.7% for our Canadian dollar denominated Senior Secured Credit Facilities for the three months ended March 31, 2009.
     In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to make a prepayment of the term notes under our Senior Secured Credit Facilities. As such, we expensed $0.5 million of unamortized debt issue cost related to the retirement.
  Change in Fair Value of Warrants
     Effective January 1, 2009 we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 2,383,333 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have a strike price of $9.00 and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $11.4 million to beginning retained earnings and $2.4 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $0.6 million as of March 31, 2009. As such, we recognized a $1.8 million gain for the change in fair value of these warrants for the three months ended March 31, 2009.

  Income Tax Provision (Benefit)
     The provision for income taxes from continuing operations for the three months ended March 31, 2009 was $2.6 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $0.8 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. The benefit for income taxes from continuing operations for the three months ended March 31, 2008 is primarily the result of the gain on sale of our Jacksonville, Florida operations as we benefited $4.8 million of our previously fully reserved net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. Should we generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective tax rate for the remainder of 2009. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during the remainder of 2009.
     We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective tax rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2009, our Canadian statutory rate will approximate 32.0%. However, as a result of stock-based compensation, our effective rate is expected to approximate 32.0% to 34.0%. For the three months ended March 31, 2009, we paid C$1.9 million relative to our actual 2008 and estimated 2009 tax liabilities in Canada. We expect our estimated tax payments to approximate C$2.2 million per quarter for the remainder of 2009.
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
     Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of March 31, 2009, there was $23.5 million and C$35.8 million outstanding on the revolving credit facility and $11.6 million and C$13.5 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of April 20, 2009, there was $32.0 million and C$35.8 million drawn on the revolving credit facility and $11.6 million and C$13.6 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.

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

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio
First quarter - 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Second quarter - 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Third quarter - 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Fourth quarter - 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
First quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
     As of March 31, 2009, we are in compliance with the financial covenants of our Credit Facilities and we expect to be in compliance with the financial covenants of our Credit Facilities in future periods.
     Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of March 31, 2009 approximates $6.4 million, and accretes interest at 7.8%. The note is secured by a transfer station and related permit.
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
     Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Senior Secured Credit Facilities. As of March 31, 2009 and April 20, 2009, the lease facility was undrawn.

  Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of March 31, 2009, we provided customers, an insurer and various regulatory authorities with such bonds and letters of credit amounting to approximately $83.6 million to collateralize our obligations, which is comprised of $50.8 million and C$13.3 million of performance and surety bonds or other means of financial assurance and $11.6 million and C$13.5 million of letters of credit. The majority of these obligations are renewed on an annual basis.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2009 and included in the $83.6 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit.
  Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2009 and 2008.
  Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $16.9 million and $8.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash provided by operating activities is primarily due to cash provided by changes in working capital of $4.1 million for the three months ended March 31, 2009 compared to cash used by working capital changes of $5.1 million for the same period in the previous year. The working capital increase is primarily due to cash paid for taxes in our Canadian operations, which was C$1.9 million for the three months ended March 31, 2009 compared to C$9.5 million for the same period in the prior year. Cash from operations before working capital changes decreased $0.6 million, primarily as a result of our overall lower revenues during the first quarter of 2009 compared to the prior year, which are discussed elsewhere in this report.
  Cash Flows from Investing Activities
     Cash provided by (used in) investing activities of our continuing operations was $(1.0) million and $45.2 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, cash used in investing activities relates to capital expenditures and cash used in business combinations of $7.5 million, offset by proceeds from the sale of property and equipment, primarily from the sale of the Jacksonville leased assets, of $6.5 million. For the three months ended March 31, 2008, cash provided by investing activities relates to the disposal of our Jacksonville, Florida operations, which provided initial proceeds of $56.8 million, offset by capital expenditures and deposits for business acquisitions. Capital expenditures for continuing operations were $6.9 million and $10.4 million for the three months ended March 31, 2009 and 2008, respectively. We expect our capital expenditures to range between $35.0 million and $40.0 million for the year ended December 31, 2009.
  Cash Flows from Financing Activities
     Cash used in financing activities of our continuing operations was $11.8 million and $42.9 million for the three months ended March 31, 2009 and 2008, respectively. Cash used in financing activities for the three months ended March 31, 2009 primarily relates to principal repayments of our Credit Facilities. Cash used in financing activities for the three months ended March 31, 2008 primarily relates to a $42.5 million prepayment of our prior Senior Secured Credit Facilities from a portion of the proceeds from the sale of our Jacksonville, Florida operations.

     Cash Flow from Discontinued Operations
     Cash flows from our discontinued operations are disclosed separately on the Unaudited Condensed Consolidated Statements of Cash Flows included elsewhere in this report. Having consummated the sale of our Jacksonville, Florida operations in March 2008, we are no longer impacted by these cash flows, and we do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.
     Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has expired. Details of these agreements are further described in the notes to our Unaudited Condensed Consolidated Financial Statements and in our annual financial statements for the year ended December 31, 2008, as filed on Form 10-K. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director.
Landfill Sites
     The following table reflects landfill capacity activity for the three months ended March 31, 2009 for permitted landfills owned by us, which are part of our continuing operations (in thousands of cubic yards):

	Balance,		Balance,
	Beginning	Airspace	End
	of Period	Consumed	of Period
United States
Permitted capacity	80,025	(465)	79,560
Probable expansion capacity	—	—	—

Total available airspace	80,025	(465)	79,560

Number of sites	4	—	4
Canada
Permitted capacity	11,018	(92)	10,926
Probable expansion capacity	4,852	—	4,852

Total available airspace	15,870	(92)	15,778

Number of sites	3	—	3
Total
Permitted capacity	91,043	(557)	90,486
Probable expansion capacity	4,852	—	4,852

Total available airspace	95,895	(557)	95,338

Number of sites	7	—	7

Trend Information
Seasonality
     We expect the results of our Canadian operations to vary seasonally, with revenue typically lowest in the first quarter of the year, higher in the second and third quarters, and lower in the fourth quarter than in the third quarter. The seasonality is attributable to a number of factors including:
•	Less solid waste is generated during the late fall, winter and early spring because of decreased construction and demolition activity.

•	Certain operating costs are higher in the winter months because winter weather conditions slow waste collection activities, resulting in higher labor costs, and rain and snow increase the weight of collected waste, resulting in higher disposal costs, which are calculated on a per ton basis.

•	During the summer months, there are more tourists and part-time residents in some of our service areas, resulting in more residential and commercial collection.
     Consequently, we expect operating income to be generally lower during the winter. The effect of seasonality on our results of operations from our U.S. operations, which are located in warmer climates than our Canadian operations, is less significant than that of our Canadian operations.
New Accounting Pronouncements
     Effective January 1, 2009 we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in more detail elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying Unaudited Condensed Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at March 31, 2009 is estimated at $127.6 million and $120.0 million, respectively, based on quoted market prices.
     In December 2007, the FASB issued SFAS 141(R), which establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. We will apply the provisions of SFAS 141(R) prospectively to business combinations consummated on or after January 1, 2009. There were no other transition adjustments upon our adoption of SFAS 141(R) on January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions; and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. Our adoption of SFAS 160 on January 1, 2009 did not have an effect on our financial position or results of operations.
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

     Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2008, included under Item 1A. of the annual report, “Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2009, we estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.3 million.
     On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. A portion of the Credit Facilities is denominated and payable in Canadian dollars, which totaled $127.2 million as of March 31, 2009. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar as of March 31, 2009 would increase or decrease the reported amount due under the Credit Facilities by approximately $12.7 million. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease interest expense by approximately $0.2 million for the three months ended March 31, 2009.
     We are exposed to variable interest rates under our Credit Facilities, which are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. A hypothetical 10.0% change in interest rates relative to our Credit Facilities would increase quarterly cash interest expense by approximately $0.1 million. We determined this impact by applying the hypothetical change to the weighted average variable interest rate at March 31, 2009 and then assessing this notional rate against the borrowings outstanding as of March 31, 2009.
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
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.
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

WASTE SERVICES, INC.
Date: April 24, 2009	By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
President and Chief Executive Officer

	By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.