Form 10-Q
period 2009-06-30
WASTE SERVICES, INC.
filed 2009-07-23
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at July 20, 2009 was 46,253,515.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$4,128	$7,227
Accounts receivable (net of allowance for doubtful accounts of $636 and $631 as of June 30, 2009 and December 31, 2008, respectively)	53,670	52,062
Prepaid expenses and other current assets	12,194	13,672

Total current assets	69,992	72,961

Property and equipment, net	189,588	188,800
Landfill sites, net	194,970	196,632
Goodwill and other intangible assets, net	375,018	372,886
Other assets	9,119	9,648

Total assets	$838,687	$840,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,301	$19,341
Accrued expenses and other current liabilities	51,753	62,802
Short-term financing and current portion of long-term debt	14,824	11,102

Total current liabilities	87,878	93,245

Long-term debt	350,198	360,967
Deferred income taxes	35,609	32,298
Accrued closure, post-closure and other obligations	20,566	19,399

Total liabilities	494,251	505,909

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 46,253,515 and 43,985,436 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	462	439
Additional paid-in capital	500,882	512,942
Accumulated other comprehensive income	40,841	38,221
Accumulated deficit	(197,749)	(216,584)

Total shareholders’ equity	344,436	335,018

Total liabilities and shareholders’ equity	$838,687	$840,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$107,485	$128,282	$203,277	$244,890

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	69,484	83,605	132,692	160,149
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	12,740	16,505	25,949	32,869
Depreciation, depletion and amortization	10,716	11,620	21,076	23,322
Loss (gain) on sale of property and equipment, foreign exchange and other	784	(283)	(2,526)	(457)

Income from operations	13,761	16,835	26,086	29,007
Interest expense	7,392	7,802	14,890	18,040
Change in fair value of warrants	356	—	(1,415)	—

Income from continuing operations before income taxes	6,013	9,033	12,611	10,967
Income tax provision	2,567	5,003	5,155	1,604

Income from continuing operations	3,446	4,030	7,456	9,363
Income from discontinued operations, net of income tax provision of $267 for the six months ended June 30, 2008	—	—	—	407
Gain (loss) on sale of discontinued operations, net of income tax provision (benefit) of $(64) and $4,485 for the three and six months ended June 30, 2008, respectively	—	(100)	—	6,869

Net income	$3,446	$3,930	$7,456	$16,639

Basic and diluted earnings per share:
Earnings per share — continuing operations	$0.07	$0.09	$0.16	$0.20
Earnings per share — discontinued operations	—	—	—	0.16

Earnings per share — basic and diluted	$0.07	$0.09	$0.16	$0.36

Weighted average common shares outstanding — basic	46,254	46,075	46,182	46,075

Weighted average common shares outstanding — diluted	46,254	46,075	46,195	46,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2009
(In thousands)

				Accumulated
	Waste Services, Inc.		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2008, as previously reported	43,985	$439	$512,942	$38,221	$(216,584)	$335,018

Cumulative effect of reclassification of warrants	—	—	(13,774)	—	11,379	(2,395)

Balance, January 1, 2009, as adjusted	43,985	439	499,168	38,221	(205,205)	332,623

Stock-based compensation	172	2	1,735	—	—	1,737

Conversion of exchangeable shares	2,096	21	(21)	—	—	—

Foreign currency translation adjustment	—	—	—	2,620	—	2,620

Net income	—	—	—	—	7,456	7,456

Balance, June 30, 2009	46,253	$462	$500,882	$40,841	$(197,749)	$344,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,456	$16,639
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of tax	—	(7,276)
Depreciation, depletion and amortization	21,076	23,322
Amortization of debt issue costs and discounts	1,697	1,516
Deferred income tax provision (benefit)	1,991	(3,711)
Non-cash stock-based compensation expense	1,737	1,994
Change in fair value of warrants	(1,415)	—
Gain on sale of property and equipment and other non-cash items	(2,036)	(50)
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	(204)	426
Prepaid expenses and other current assets	2,880	1,929
Accounts payable	1,410	(4,434)
Accrued expenses and other current liabilities	(11,977)	(8,874)

Net cash provided by continuing operations	22,615	21,481
Net cash provided by discontinued operations	—	1,163

Net cash provided by operating activities	22,615	22,644

Cash flows from investing activities:
Cash used in business combinations	(1,836)	—
Capital expenditures	(16,347)	(20,399)
Proceeds from asset sales and business divestitures	6,696	57,567
Deposits for business acquisitions and other	(200)	(3,401)

Net cash provided by (used in) continuing operations	(11,687)	33,767
Net cash used in discontinued operations	—	(43)

Net cash provided by (used in) investing activities	(11,687)	33,724

Cash flows from financing activities:
Draw on revolving credit facility	19,021	—
Principal repayments of debt and capital lease obligations	(33,458)	(43,225)
Fees paid for financing transactions	(62)	—

Net cash used in financing activities — continuing operations	(14,499)	(43,225)

Effect of exchange rate changes on cash	472	(301)

Increase (decrease) in cash	(3,099)	12,842
Cash at the beginning of the period	7,227	20,706

Cash at the end of the period	$4,128	$33,548

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
     These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2008, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2008. Income taxes during these interim periods have been provided based on our anticipated annual effective income tax rate for each respective tax jurisdiction. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including exchangeable shares of Waste Services (CA) Inc. not owned by us. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding for the period, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.
     For purposes of computing net income per common share, the basic and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2009 includes the effect of 3,628,319 and 3,642,412 exchangeable shares of Waste Services (CA) Inc., respectively (exchangeable for 1,209,439 and 1,214,137 shares of our common stock, respectively), as if they were shares of our outstanding common stock, and for the three and six months ended June 30, 2008 includes the effect of 6,292,474 and 6,294,117 exchangeable shares of Waste Services (CA) Inc., respectively (exchangeable for 2,097,491 and 2,098,039 shares of our common stock, respectively), as if they were shares of our outstanding common stock. For the three and six months ended June 30, 2009, 3,692,341 and 3,692,341 stock options and common stock purchase warrants were antidilutive, respectively, as the exercise price of such options and warrants was in excess of the average market price for our common stock for such periods. For the three and six months ended June 30, 2008, 7,622,289 and 7,288,956 stock options and common stock purchase warrants were antidilutive, respectively, as the exercise price of such options and warrants was in excess of the average market price for our common stock for such periods.
     During the second quarter of 2009, all remaining exchangeable shares of Waste Services (CA) Inc. not owned by affiliates were exchanged for shares of our common stock.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 167 will have on our financial position and results of operations.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 166 will have on our financial position and results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our financial position or results of operations. We evaluated subsequent events through the date the accompanying financial statements were issued, which was July 23, 2009.
     In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.
     Effective January 1, 2009 we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 2,383,333 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $9.00 and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $11.4 million to beginning accumulated deficit and $2.4 million to a long-term warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants declined to $1.0 million as of June 30, 2009. We recognized a $0.4 million loss and a $1.4 million gain from the change in the fair value of these warrants for the three and six months ended June 30, 2009, respectively.
     These common stock purchase warrants were initially issued in connection with our May 2003 issuance of 55,000 shares of redeemable preferred stock, which were subsequently exchanged and/or redeemed in December 2006. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.
     These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	0.8	1.4
Risk-free interest rate	0.6%	0.4%
Expected volatility	66%	56%

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date had been delayed by one year, and we adopted those provisions on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at June 30, 2009 is estimated at $133.8 million and $150.8 million, respectively, based on quoted market prices.
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
     Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				June 30,
	Level 1	Level 2	Level 3	2009
Accrued closure and post-closure obligations	$—	$—	$19,349	$19,349
Accrued rent relative to October 2008 restructuring	—	—	842	842
Fair value of warrants	—	980	—	980

Total	$—	$980	$20,191	$21,171

     A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the six months ended June 30, 2009 is provided elsewhere in this note and in Notes 8 and 13. We have no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009 other than those assets acquired in business combinations, which are discussed in Note 5.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. The provisions of SFAS 141(R) apply prospectively to business combinations consummated on or after January 1, 2009. There were no other transition adjustments upon our adoption of SFAS 141(R) on January 1, 2009 and we have accounted for business combinations consummated during 2009 in accordance with the provisions of SFAS 141(R).
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
3. Share-Based Payments
     Stock-based compensation expense was $0.6 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. During 2008, we granted 742,500 restricted stock units (“RSU’s”) to certain employees and directors, which are eligible to vest in three equal tranches over each of the next three years, and are contingent on the achievement of specific annual performance criteria. During 2008, 55,000 of these RSU’s were forfeited. The aggregate fair value of the first tranche of restricted stock units is approximately $2.2 million, or $9.02 per unit, of which a total of $1.6 million has been expensed based on the achievement of specific performance criteria for 2008. We recognized $0.7 million of this expense in the first quarter of 2009. A total of 171,875 shares with an aggregate fair value of $0.7 million have vested in the first quarter of 2009. Performance criteria for the second tranche of the 2008 grant has been set in the first quarter of 2009 and resulted in an aggregate fair value for the second tranche of $1.1 million, or $4.76 per unit, which is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect performance criteria for the third tranche of this grant to be specified in the first quarter of 2010.
     In the first quarter of 2009, we granted 628,500 RSU’s to certain employees and directors, which are eligible to vest in three equal tranches over each of the next three years, and are also contingent on the achievement of specific annual performance criteria. The fair value of the first tranche of RSU’s of approximately $0.9 million, or $4.33 per unit, is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect performance criteria for the second and third tranches of this grant will be specified during the year in which they are eligible to vest.
     Activity for the six months ended June 30, 2009 for our RSU’s for which performance based vesting criteria have been specified is as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term (Years)	Value
Nonvested restricted stock units -
Beginning of the period	229,158	$9.02	0.3	$1,508
Granted	438,669	4.55
Vested	(171,875)	9.02
Forfeited	(3,751)	5.04

End of the period	492,201	5.07	0.7	2,550

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of June 30, 2009, 643,161 RSU’s have been excluded from the above table as the performance based vesting criteria for these RSU’s had not yet been set at that time.
     During the six months ended June 30, 2009, we granted options to purchase 282,500 shares of our common stock to certain employees. These options have an exercise price of $4.33 per share and vest one-third over each of the following three years. During the six months ended June 30, 2008, we granted options to purchase 230,000 shares of our common stock to certain employees. These options have an exercise price of $9.50 per share and vest one-third over each of the following three years. The weighted-average grant-date fair value of the option grants was $2.40 and $5.57, for the six months ended June 30, 2009 and 2008, respectively. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Six Months Ended June 30,
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
     Stock option activity for the six months ended June 30, 2009 for employee options covered by our stock option plans is as follows (unaudited):

	Number of	Weighted Average Exercise Price
	Shares Issuable	US$ Options	C$ Options (C$)
Options outstanding at the beginning of the period	2,218,965	$12.29	$20.41
Granted	282,500	4.33	—
Forfeited	(29,668)	8.40	—
Expired	(1,308,151)	14.21	20.41

Options outstanding at the end of the period	1,163,646	8.67	18.13

Options vested or expected to vest at the end of the period	1,064,828	8.93	18.13

Options exercisable at the end of the period	784,610	10.08	18.13

     The intrinsic value of options outstanding at June 30, 2009 was $0.2 million. As of June 30, 2009, $0.9 million and $1.3 million of total unrecognized compensation cost related to employee stock options and RSU’s is expected to be recognized over a weighted average period of approximately 2.2 years and 0.7 years, respectively.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Discontinued Operations
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. The lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which it exercised in March 2009 resulting in a gain on sale of $3.3 million, which is reflected in “Gain on sale of property and equipment, foreign exchange and other” on the accompanying Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009. The proceeds from the sale of the leased assets were utilized to repay amounts under the revolver portion of our Credit Facilities. At the time of close in March 2008, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. For the year ended 2008, we recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of the Jacksonville, Florida operations, of which $11.4 million ($6.9 million net of tax) was realized during the first six months of 2008. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations was approximately $23.6 million of goodwill. Subsequent to the disposal of the Jacksonville, Florida operations, we adjusted the pre-tax gain on disposal for the settlement of working capital of approximately $0.2 million.
     We have presented the net assets and operations of our Jacksonville, Florida operations, as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $4.7 million for the three and six months ended June 30, 2008, respectively, and pre-tax income from discontinued operations was nil and $0.7 million for the three and six months ended June 30, 2008, respectively. The transaction to dispose of the Jacksonville, Florida operations was completed in 2008 and accordingly, these operations had no impact on our 2009 results.
5. Business Combinations and Significant Asset Acquisitions
     We believe the primary value of an acquisition is the opportunity made available to vertically integrate operations or increase market presence within a geographic market. We expect goodwill generated from the acquisitions described below to be deductible for income tax purposes.
     During the first six months of 2009, we acquired three separate “tuck-in” hauling operations in southwest Florida for an aggregate purchase price of $1.9 million. We are internalizing construction and demolition waste volumes associated with these acquisitions to certain of our existing landfills in Florida. Details of the net assets acquired and the purchase price paid for acquisitions that occurred in the six months ended June 30, 2009 are as follows:

Total
Purchase price — cash paid and other consideration	$1,890

Allocated as follows:
Accounts receivable	$21
Property and equipment	954
Other intangible assets	613

Fair value of assets acquired	1,588
Goodwill allocation	302

$1,890

     We utilized level three inputs under SFAS 157 for determining the fair value of property and equipment in the above table and based fair value on other observable transactions for similar property and equipment. The weighted-average amortization period for other intangible assets in the above table, which relate to non-compete agreements, is approximately five years.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2008, we acquired RIP, Inc., the owner of a construction and demolition waste landfill in Citrus Country, Florida (the “RIP Landfill”), for an aggregate purchase price of $7.7 million. Should the site be permitted as a Class I landfill, Class III landfill, transfer station or a construction and demolition operation, the sellers are entitled to future royalties at varied rates per ton based on the volume and type of waste deposited at the site.
     In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. and We Haul of South Florida, Inc. (collectively, “Commercial Clean-up”), a construction and demolition hauling operation in Fort Myers and Naples, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.
     The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2009 as if acquisitions completed in 2009 had occurred as of January 1, 2009 (in thousands except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Revenue	$107,913	$203,863

Income from continuing operations	$3,451	$7,477

Basic and diluted earnings per share — continuing operations	$0.07	$0.16

Pro forma weighted average number of common shares outstanding:
Basic	46,254	46,182

Diluted	46,254	46,195

     The following unaudited pro forma information shows the results of our operations for the three and six months ended June 30, 2008 as if acquisitions completed in 2009 and 2008 had occurred as of January 1, 2008 (in thousands except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Revenue	$129,947	$248,218

Income from continuing operations	$3,627	$8,499

Basic and diluted earnings per share — continuing operations	$0.08	$0.18

Pro forma weighted average number of common shares outstanding:
Basic	46,075	46,075

Diluted	46,075	46,084

     These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of 2009 or 2008, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Prepaid expenses	$7,548	$9,793
Parts and supplies	1,832	1,733
Deferred income taxes	1,060	—
Other current assets	1,754	2,146

	$12,194	$13,672

Included in our provision for income taxes for our Canadian operations for the second quarter of 2009 is a C$1.2 million benefit, which relates to the release of the valuation allowance on the non-capital loss carryforwards of our subsidiary, Capital Environmental Holdings Company (“Holdings”), that can now be utilized as a result of the amalgamation of Holdings and its wholly-owned subsidiary, Waste Services (CA) Inc., which was planned during the second quarter of 2009 following the exchange of all remaining exchangeable shares of Waste Services (CA) Inc., not owned by affiliates. Included in the above table is a deferred tax asset of $1.1 million relative to this event.
7. Property and Equipment
Property and equipment consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Land and buildings	$76,509	$74,497
Vehicles	147,959	141,650
Containers, compactors and landfill and recycling equipment	96,828	89,568
Furniture, fixtures, other office equipment and leasehold improvements	11,793	11,060

Total property and equipment	333,089	316,775
Less: Accumulated depreciation	(143,501)	(127,975)

Property and equipment, net	$189,588	$188,800

8. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
Landfill sites consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Landfill sites	$266,977	$262,732
Less: Accumulated depletion	(72,007)	(66,100)

Landfill sites, net	$194,970	$196,632

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The changes in landfill sites for the six months ended June 30, 2009 and 2008 are as follows (unaudited):

	Six Months Ended June 30,
	2009	2008
Balance at the beginning of the period	$196,632	$190,451
Landfill site construction costs	1,498	4,505
Additional asset retirement obligations	666	856
Depletion	(4,485)	(5,214)
Purchase price adjustments for prior acquisitions	9	50
Effect of foreign exchange rate fluctuations	650	(472)

Balance at the end of the period	$194,970	$190,176

Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Accrued closure and post-closure obligations	$14,994	$12,749
Accrued restructuring and severance costs	2,805	3,624
Capital lease obligations	5	568
Other obligations	2,762	2,458

	$20,566	$19,399

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
     The changes in accrued closure and post-closure obligations for the six months ended June 30, 2009 and 2008 are as follows (unaudited):

	Six Months Ended June 30,
	2009	2008
Current portion at the beginning of the period	$7,589	$4,153
Long-term portion at the beginning of the period	12,749	14,678

Balance at the beginning of the period	20,338	18,831
Additional asset retirement obligations	666	856
Accretion	316	395
Payments	(2,486)	(152)
Other additions	150	300
Effect of foreign exchange rate fluctuations	365	(260)

Balance at the end of the period	19,349	19,970
Less: Current portion	(4,355)	(4,279)

Long-term portion	$14,994	$15,691

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$48,959	$48,997
Non-competition agreements and other	6,271	5,629

	55,230	54,626
Less: Accumulated amortization:
Customer relationships and contracts	(28,631)	(26,536)
Non-competition agreements and other	(2,758)	(2,133)

Other intangible assets subject to amortization, net	23,841	25,957
Goodwill	351,177	346,929

Goodwill and other intangible assets, net	$375,018	$372,886

     The changes in goodwill for the six months ended June 30, 2009 and 2008 are as follows (unaudited):

	Six Months Ended June 30, 2009
	Florida	Canada	Total
Balance at the beginning of the period	$263,428	$83,501	$346,929
Acquisitions	302	—	302
Effect of foreign exchange rate fluctuations	—	3,946	3,946

Balance at the end of the period	$263,730	$87,447	$351,177

	Six Months Ended June 30, 2008
	Florida	Canada	Total
Balance at the beginning of the period	$262,338	$102,603	$364,941
Effect of foreign exchange rate fluctuations	—	(2,858)	(2,858)

Balance at the end of the period	$262,338	$99,745	$362,083

10. Other Assets
     Other assets consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Debt issue costs, net of accumulated amortization of $3,953 and $3,035 as of June 30, 2009 and December 31, 2008, respectively	$7,833	$8,538
Acquisition deposits	761	561
Other assets	525	549

	$9,119	$9,648

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Deferred revenue	$11,059	$10,980
Insurance reserves	6,546	6,505
Accrued waste disposal costs	6,090	7,964
Accrued compensation, benefits and subcontractor costs	5,129	7,893
Accrued closure and post-closure obligations	4,355	7,589
Accrued interest	3,677	3,702
Accrued insurance premiums	2,732	6,123
Accrued restructuring and severance costs	2,049	3,183
Accrued royalties and franchise fees	1,823	2,137
Accrued capital expenditures	1,452	2,204
Fair value of warrants	980	—
Current portion of capital lease obligations	754	315
Accrued professional fees	728	794
Accrued acquisition costs	220	631
Other accrued expenses and current liabilities	4,159	2,782

	$51,753	$62,802

12. Debt
     Debt consists of the following:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Credit Facilities:
U.S. dollar denominated revolving credit facility, floating interest rate at 3.8% and 4.5% as of June 30, 2009 and December 31, 2008, respectively	$18,000	$34,600
Canadian dollar denominated revolving credit facility, floating interest rate at 4.0% and 5.3%, net of discount of $71 and $56, as of June 30, 2009 and December 31, 2008, respectively	36,040	27,699
U.S. dollar denominated term loan facility, floating interest rate at 3.8% and 4.5%, net of discount of $1,084 and $1,268, as of June 30, 2009 and December 31, 2008, respectively	37,310	38,125
Canadian dollar denominated term loan facility, floating interest rate at 4.0% and 5.3%, net of discount of $3,314 and $3,668, as of June 30, 2009 and as of December 31, 2008, respectively	106,081	103,505
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014, net of discount of $1,039 and $1,146 as of June 30, 2009 and December 31, 2008, respectively	158,961	158,854
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025, net of discount of $1,309 and $1,563 as of June 30, 2009 and December 31, 2008, respectively	6,341	6,891
Other subordinated notes payable, interest at 6.7%, due through 2017	2,289	2,395

	365,022	372,069
Less: Current portion	(14,824)	(11,102)

Long-term portion	$350,198	$360,967

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of June 30, 2009, there was $18.0 million and C$42.0 million outstanding on the revolving credit facility and $11.6 million and C$14.0 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.
     Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of June 30 2009, we were in compliance with the financial covenants.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of June 30, 2009 approximates $6.2 million, and accretes at 7.8%. The note is secured by a transfer station and related permit.
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
Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Credit Facilities. As of June 30, 2009 and July 20, 2009, the lease facility was undrawn.

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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $81.4 million and $83.8 million as of June 30, 2009 and December 31, 2008, respectively. The majority of these obligations expire each year and will need to be renewed.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2009, and included in the $81.4 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The changes in insurance reserves for our U.S. operations for the six months ended June 30, 2009 and 2008 are as follows (unaudited):

	Six Months Ended June 30,
	2009	2008
Balance at the beginning of the period	$6,505	$6,055
Provisions	1,372	2,921
Payments	(1,514)	(2,742)
Unfavorable claim development for prior periods	183	362

Balance at the end of the period	$6,546	$6,596

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
Purchase Agreement
     During July 2009, we entered into an agreement to acquire 875 acres of agricultural land in Hardee County, Florida, subject to the land being permitted for the operation of a Class I landfill. The purchase price, at the seller’s option, will be either (i) a lump sum payment of $10.0 million to $11.6 million depending on the timing of the closing of the transaction and payable on closing or (ii) a portion of the lump sum payment at closing, ranging from $1.0 million to $7.0 million, plus a future stream of annual payments calculated as the greater of a specified annual minimum, ranging from $0.2 million to $0.5 million, or a percentage of revenues from the operation of the landfill, until the property ceases to be used for landfill related operations, but not less than twenty years.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Contractual Arrangements
     During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered into with previous owners of businesses that were acquired. As of June 30, 2009, $3.4 million remains accrued relative to this plan. The following table summarizes the activity for these accrued restructuring costs for the six months ended June 30, 2009 (unaudited):

	Severance
	and Related
	Costs	Rent	Consulting	Total
Balance at the beginning of the period	$3,238	$984	$812	$5,034
Provisions	94	41	—	135
Payments	(1,506)	(183)	(125)	(1,814)
Foreign exchange and other	58	—	—	58

Balance at the end of the period	$1,884	$842	$687	$3,413

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
14. Authorized Capital Stock and Migration Transaction
Total Shares
     As of June 30, 2009, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock.
Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of June 30, 2009 and December 31, 2008, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. Upon the completion of the exchange of all the exchangeable shares of Waste Services (CA) Inc., the one share that was designated as Special Voting Preferred Stock has been automatically redeemed for $1.00 and is now deemed retired and cancelled, and may not be reissued. No shares of Special Voting Preferred Stock are presently outstanding.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Migration Transaction
     Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA) Inc. After the migration transaction, Waste Services (CA) Inc. became our subsidiary.
     The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 29,219,011 common shares of Waste Services (CA) Inc. for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 3,076,558 common shares of Waste Services (CA) Inc. held by non-U.S. residents and who elected to receive exchangeable shares into 9,229,676 exchangeable shares of Waste Services (CA) Inc., which are exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.
     The terms of the exchangeable shares of Waste Services (CA) Inc. are the economic and functional equivalent of our common stock. Holders of exchangeable shares will (i) receive the same dividends as holders of shares of our common stock and (ii) be entitled to vote on the same matters as holders of shares of our common stock. Such voting is accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who will vote on the instructions of the holders of the exchangeable shares (one-third of one vote for each exchangeable share).
     Upon the occurrence of certain events, such as the liquidation of Waste Services (CA) Inc., or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company will have the right to purchase each exchangeable share for one-third of one share of our common stock, plus all declared and unpaid dividends on the exchangeable share and payment for any fractional shares. Unless certain events occur, such redemption date will not be earlier than December 31, 2016. Holders of exchangeable shares also have the right at any time at their option, to exchange their exchangeable shares for shares of our common stock on the basis of one-third of a share of our common stock for each one exchangeable share.
     During the second quarter of 2009, all remaining exchangeable shares of Waste Services (CA) Inc. not owned by affiliates were exchanged for shares of our common stock.
Warrants
     We have outstanding warrants to purchase shares of our common stock. As of June 30, 2009, all of these warrants were exercisable. Activity for the six months ended June 30, 2009 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows (unaudited):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value
Outstanding at the beginning of the period	3,317,695	$9.47	1.3	$—
Expired during the period	(513,000)	12.68

Outstanding at the end of the period	2,804,695	$8.88	1.0	$—

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$3,446	$3,930	$7,456	$16,639
Foreign currency translation adjustment	3,989	1,270	2,620	(6,031)

Comprehensive income	$7,435	$5,200	$10,076	$10,608

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
     We do not have significant (in volume or dollars) inter-segment operation-related transactions. Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2009 and 2008 is as follows (unaudited):

	Three Months Ended June 30, 2009
	Florida	Canada	Corporate	Total
Revenue	$50,737	$56,748	$—	$107,485
Depreciation, depletion and amortization	6,336	4,160	220	10,716
Income (loss) from operations	7,715	10,471	(4,425)	13,761
Capital expenditures	5,585	3,677	141	9,403

	Three Months Ended June 30, 2008
	Florida	Canada	Corporate	Total
Revenue	$60,774	$67,508	$—	$128,282
Depreciation, depletion and amortization	6,610	4,671	339	11,620
Income (loss) from operations	10,099	13,509	(6,773)	16,835
Capital expenditures	5,819	3,879	294	9,992

	Six Months Ended June 30, 2009
	Florida	Canada	Corporate	Total
Revenue	$100,980	$102,297	$—	$203,277
Depreciation, depletion and amortization	12,680	7,938	458	21,076
Income (loss) from operations	19,081	17,196	(10,191)	26,086
Capital expenditures	8,231	7,864	252	16,347

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
	Florida	Canada	Corporate	Total
Revenue	$120,862	$124,028	$—	$244,890
Depreciation, depletion and amortization	13,345	9,282	695	23,322
Income (loss) from operations	20,302	22,851	(14,146)	29,007
Capital expenditures	7,501	12,492	406	20,399
17. Condensed Consolidating Financial Statements
     As of June 30, 2009 and December 31, 2008, Waste Services is the primary obligor under the Senior Subordinated Notes. Waste Services has no independent operating assets or operations, and the guarantees of our domestic and Canadian subsidiaries, which are all wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. In October 2008 and pursuant to certain amendments to the Indenture to the Senior Subordinated Notes, our Canadian subsidiaries became guarantors under the Senior Subordinated Notes. Prior to these amendments, our Canadian subsidiaries did not guarantee the Senior Subordinated Notes.
     Presented below are our Unaudited Condensed Consolidating Statement of Operations for the three and six months ended June 30, 2008 and the Unaudited Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2008 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the then non-guarantor Canadian subsidiaries (“Non-guarantors”):

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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$120,862	$124,028	$—	$244,890

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	78,384	81,765	—	160,149
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	7,094	9,314	16,461	—	32,869
Depreciation, depletion and amortization	49	13,345	9,928	—	23,322
Foreign exchange loss (gain) and other	1	(483)	25	—	(457)
Equity earnings in investees, net of tax	(41,606)	—	—	41,606	—

Income from operations	34,462	20,302	15,849	(41,606)	29,007
Interest expense	17,823	93	124	—	18,040

Income from continuing operations before income taxes	16,639	20,209	15,725	(41,606)	10,967
Income tax provision (benefit)	—	(3,683)	5,287	—	1,604

Net income from continuing operations	16,639	23,892	10,438	(41,606)	9,363
Net income from discontinued operations, net of income tax provision of $267	—	407	—	—	407
Gain on sale of discontinued operations, net of income tax provision of $4,485	—	6,869	—	—	6,869

Net income	$16,639	$31,168	$10,438	$(41,606)	$16,639

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(20,397)	$31,008	$12,033	$—	$22,644

Cash flows from investing activities:
Capital expenditures	(29)	(7,501)	(12,869)	—	(20,399)
Proceeds from asset sales and business divestitures	10	57,458	99	—	57,567
Deposits for business acquisitions and other	(3,351)	—	(50)	—	(3,401)
Intercompany	80,100	—	—	(80,100)	—

Net cash provided by (used in) continuing operations	76,730	49,957	(12,820)	(80,100)	33,767
Net cash used in discontinued operations	—	(43)	—	—	(43)

Net cash provided by (used in) investing activities	76,730	49,914	(12,820)	(80,100)	33,724

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(43,126)	(99)	—	—	(43,225)
Intercompany	—	(80,863)	763	80,100	—

Net cash provided by (used in) financing activities — continuing operations	(43,126)	(80,962)	763	80,100	(43,225)

Effect of exchange rate changes on cash and cash equivalents	—	—	(301)	—	(301)

Increase (decrease) in cash and cash equivalents	13,207	(40)	(325)	—	12,842
Cash and cash equivalents at the beginning of the period	9,080	239	11,387	—	20,706

Cash and cash equivalents at the end of the period	$22,287	$199	$11,062	$—	$33,548

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report as well as our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
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
Recent Developments
Acquisitions and Dispositions
     During July 2009, we entered into an agreement to acquire 875 acres of agricultural land in Hardee County, Florida, subject to the land being permitted for the operation of a Class I landfill. The purchase price, at the seller’s option, will be either (i) a lump sum payment of $10.0 million to $11.6 million depending on the timing of the closing of the transaction and payable on closing or (ii) a portion of the lump sum payment at closing, ranging from $1.0 million to $7.0 million, plus a future stream of annual payments calculated as the greater of a specified annual minimum, ranging from $0.2 million to $0.5 million, or a percentage of revenues from the operation of the landfill, until the property ceases to be used for landfill related operations, but not less than twenty years.
     During the first six months of 2009, we acquired three separate “tuck-in” hauling operations in southwest Florida for an aggregate purchase price of $1.9 million. We are internalizing construction and demolition waste volumes associated with these acquisitions to certain of our existing landfills in Florida.
     In December 2008, we acquired RIP, Inc., the owner of a construction and demolition waste landfill in Citrus Country, Florida (the “RIP Landfill”), for an aggregate purchase price of $7.7 million. Should the site be permitted as a Class I landfill, Class III landfill, transfer station or a construction and demolition operation, the sellers are entitled to future royalties at varied rates per ton based on the volume and type of waste deposited at the site.

     In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. and We Haul of South Florida, Inc. (collectively, “Commercial Clean-up”), a construction and demolition hauling operation in Fort Myers and Naples, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. The lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which it exercised in March 2009 resulting in a gain on sale of $3.3 million in the quarter. The proceeds from the sale of the leased assets were utilized to repay amounts under the revolver portion of our Credit Facilities. At the time of close in March 2008, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. For the year ended 2008, we recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of the Jacksonville, Florida operations, of which $11.4 million ($6.9 million net of tax) was realized during the first six months of 2008. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations was approximately $23.6 million of goodwill. Subsequent to the disposal of the Jacksonville, Florida operations, we adjusted the pre-tax gain on disposal for the settlement of working capital of approximately $0.2 million.
     We have presented the net assets and operations of our Jacksonville, Florida operations, as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $4.7 million for the three and six months ended June 30, 2008, respectively, and pre-tax income from discontinued operations was nil and $0.7 million for the three and six months ended June 30, 2008, respectively. The transaction to dispose of the Jacksonville, Florida operations was completed in 2008 and accordingly, these operations had no impact on our 2009 results.
  Goodwill
     We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). We test for impairment of goodwill annually on December 31 and whenever events or circumstances change between annual tests that would indicate a possible impairment. Examples of such events may include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (vi) the testing for recoverability of a significant asset group within the reporting unit. We test for impairment using the two-step process prescribed by SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.

     During the first and second quarters of 2009, our market capitalization declined from that of the fourth quarter of 2008. We considered this decline to be an indicator of possible impairment of goodwill. As of both March 31, 2009 and June 30, 2009, we performed an interim step one screen for impairment, which we passed and accordingly, we did not proceed to the second step, and we concluded that our goodwill was not impaired. Consistent with our annual goodwill tests performed in prior years, for these interim impairment tests we defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we primarily utilize discounted future cash flows. However, we may compare the results of fair value calculated using discounted cash flows to other fair value techniques including: (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. There may be instances where these alternative methods provide a more accurate measure or indication of fair value. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimate to range between 11% and 12%; (v) the ability to utilize certain domestic tax attributes and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity. Significant estimates used in the fair value calculation utilizing market value multiples include but are not limited to: (i) estimated future growth potential of the reporting unit; (ii) estimated multiples of revenue or earnings a willing buyer is likely to pay; and (iii) estimated control premium a willing buyer is likely to pay. There were no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of these interim SFAS 142 impairment tests compared to our annual test for 2008.
     In preparing our interim test for impairment, we determined that the sum of our reporting unit fair values exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding using the twenty-day weighted average to the end of the interim period. We believe one of the primary reconciling differences between fair value and our market capitalization relates to control premium. Control premium is the savings and / or synergies a market participant could realize by obtaining control and eliminating duplicative overhead costs and realizing operating efficiencies from the consolidation of routes and internalization of waste streams. Additionally, we believe there are qualitative factors that externally influence our market capitalization including, but not limited to:
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

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany balances denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Exchange rates for the Canadian dollar to U.S. dollar that are applicable for the periods covered by the accompanying Unaudited Condensed Consolidated Financial Statements are summarized as follows:

As of:
June 30, 2009	$0.8598
December 31, 2008	0.8210
For the three months ended:
June 30, 2009	$0.8570
June 30, 2008	0.9900
For the six months ended:
June 30, 2009	$0.8294
June 30, 2008	0.9927
     Our consolidated results of operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30, 2009
	Florida		Canada		Total
Revenue	$50,737	100.0%	$56,748	100.0%	$107,485	100.0%
Operating expenses:
Cost of operations	31,540	62.2%	37,944	66.9%	69,484	64.6%
Selling, general and administrative expense	6,321	12.5%	6,419	11.3%	12,740	11.9%
Depreciation, depletion and amortization	6,358	12.5%	4,358	7.7%	10,716	10.0%
Loss (gain) on sale of property and equipment, foreign exchange and other	1,277	2.5%	(493)	-0.9%	784	0.7%

Income from operations	$5,241	10.3%	$8,520	15.0%	$13,761	12.8%

	Three Months Ended June 30, 2008
	Florida		Canada		Total
Revenue	$60,774	100.0%	$67,508	100.0%	$128,282	100.0%
Operating expenses:
Cost of operations	39,468	64.9%	44,137	65.4%	83,605	65.2%
Selling, general and administrative expense	8,309	13.7%	8,196	12.1%	16,505	12.9%
Depreciation, depletion and amortization	6,635	10.9%	4,985	7.4%	11,620	9.1%
Gain on sale of property and equipment, foreign exchange and other	(282)	-0.4%	(1)	0.0%	(283)	-0.3%

Income from operations	$6,644	10.9%	$10,191	15.1%	$16,835	13.1%

	Six Months Ended June 30, 2009
	Florida		Canada		Total
Revenue	$100,980	100.0%	$102,297	100.0%	$203,277	100.0%
Operating expenses:
Cost of operations	63,515	62.9%	69,177	67.6%	132,692	65.3%
Selling, general and administrative expense	12,767	12.6%	13,182	12.9%	25,949	12.8%
Depreciation, depletion and amortization	12,722	12.6%	8,354	8.2%	21,076	10.4%
Gain on sale of property and equipment, foreign exchange and other	(2,197)	-2.1%	(329)	-0.3%	(2,526)	-1.3%

Income from operations	$14,173	14.0%	$11,913	11.6%	$26,086	12.8%

	Six Months Ended June 30, 2008
	Florida		Canada		Total
Revenue	$120,862	100.0%	$124,028	100.0%	$244,890	100.0%
Operating expenses:
Cost of operations	78,384	64.9%	81,765	65.9%	160,149	65.4%
Selling, general and administrative expense	16,408	13.6%	16,461	13.3%	32,869	13.4%
Depreciation, depletion and amortization	13,394	11.1%	9,928	8.0%	23,322	9.6%
Loss (gain) on sale of property and equipment, foreign exchange and other	(482)	-0.5%	25	0.0%	(457)	-0.2%

Income from operations	$13,158	10.9%	$15,849	12.8%	$29,007	11.8%

  Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Collection	$90,470	75.7%	$104,865	74.0%	$172,731	76.4%	$201,370	74.4%
Landfill disposal	10,912	9.1%	12,757	9.0%	20,486	9.1%	24,586	9.1%
Transfer station	15,804	13.2%	17,896	12.6%	28,778	12.7%	32,567	12.0%
Material recovery facilities	2,070	1.7%	5,607	4.0%	3,642	1.6%	11,393	4.2%
Other specialized services	245	0.3%	633	0.4%	446	0.2%	824	0.3%

	119,501	100.0%	141,758	100.0%	226,083	100.0%	270,740	100.0%
Intercompany elimination	(12,016)		(13,476)		(22,806)		(25,850)

	$107,485		$128,282		$203,277		$244,890

     Revenue was $107.5 million and $128.3 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $20.8 million or 16.2%. The decrease in revenue from our Florida operations for the three months ended June 30, 2009 of $10.0 million or 16.5% was driven by decreased collection volumes, primarily in our industrial and commercial lines of business of $2.8 million, coupled with lower third-party transfer station, recycling and landfill volumes of $2.0 million. Declining fuel costs resulted in lower surcharges of $3.7 million and other net decreases of $3.9 million, primarily related to the expiration or divestiture of certain residential collection contracts. Offsetting these decreases were net price increases of $1.9 million, which were adversely affected by commodity pricing declines of $0.7 million, and net increases from acquisitions of $0.5 million.
     The decrease in revenue from our Canadian operations for the three months ended June 30, 2009 of $10.8 million or 15.9% was primarily due to the unfavorable effect of foreign exchange movements of $9.3 million. After considering foreign exchange rate changes, revenue from our Canadian operations declined $1.5 million as a result of decreases in fuel surcharges of $2.2 million, decreased overall waste volumes of $1.3 million and other decreases of $0.4 million, primarily related to the loss of residential contracts. Offsetting these decreases were net price increases of $2.4 million, which were adversely affected by net commodity pricing declines of $0.2 million.
     Revenue was $203.3 million and $244.9 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $41.6 million or 17.0%. The decrease in revenue from our Florida operations for the six months ended June 30, 2009 of $19.9 million or 16.5% was driven by decreased collection volumes, primarily in our industrial and commercial lines of business of $5.8 million, coupled with lower third-party transfer station, recycling and landfill volumes of $4.6 million. Declining fuel costs resulted in lower surcharges of $6.3 million and other net decreases of $7.5 million, primarily related to the expiration or divestiture of certain residential collection contracts. Offsetting these decreases were net price increases of $3.3 million, which were adversely affected by commodity pricing declines of $1.5 million, and net increases from acquisitions of $1.0 million.
     The decrease in revenue from our Canadian operations for the six months ended June 30, 2009 of $21.7 million or 17.5% was primarily due to the unfavorable effect of foreign exchange movements of $20.1 million. After considering foreign exchange rate changes, revenue from our Canadian operations declined $1.6 million as a result of decreases in fuel surcharges of $3.2 million, decreased overall waste volumes of $1.2 million and other decreases of $1.6 million, primarily related to the loss of residential contracts. Offsetting these decreases were net price increases of $4.4 million, which were adversely affected by net commodity pricing declines of $0.5 million.
  Cost of Operations
     Cost of operations was $69.5 million and $83.6 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $14.1 million or 16.9%. As a percentage of revenue, cost of operations was 64.6% and 65.2% for the three months ended June 30, 2009 and 2008, respectively.

     The decrease in cost of operations from our Florida operations for the three months ended June 30, 2009 of $7.9 million or 20.1% was due to lower costs for third-party disposal due to overall lower collection volumes of $1.8 million, lower variable labor costs of $2.4 million, decreased fuel costs of $2.3 million and decreases in other operating costs, primarily repair and maintenance, of $1.4 million. As a percentage of revenue, cost of operations for our Florida operations was 62.2% and 64.9% for the three months ended June 30, 2009 and 2008, respectively. The improvement in our domestic gross margin is primarily due to wage and cost controls implemented in the fourth quarter of 2008, which continued into 2009.
     The decrease in cost of operations from our Canadian operations for the three months ended June 30, 2009 of $6.2 million or 14.0% was primarily due to the favorable effect of foreign exchange movements of $6.2 million. After considering foreign exchange rate changes, cost of operations from our Canadian operations was relatively flat as decreased fuel costs of $1.9 million were offset by increased labor costs of $1.0 million and increased repair, maintenance, disposal and other cost increases of $0.9 million. As a percentage of revenue, cost of operations for our Canadian operations was 66.9% and 65.4% for the three months ended June 30, 2009 and 2008, respectively. The decline in our Canadian gross margin is primarily due to decreased commodity revenue coupled with lower margin waste streams disposed of at our transfer stations and higher operating costs, as previously discussed.
     Cost of operations was $132.7 million and $160.1 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $27.4 million or 17.1%. As a percentage of revenue, cost of operations was 65.3% and 65.4% for the six months ended June 30, 2009 and 2008, respectively.
     The decrease in cost of operations from our Florida operations for the six months ended June 30, 2009 of $14.9 million or 19.0% was due to lower costs for third-party disposal due to overall lower collection volumes of $4.4 million, lower variable labor costs of $4.4 million, decreased fuel costs of $3.8 million and decreases in other operating costs, primarily repair and maintenance, of $2.3 million. As a percentage of revenue, cost of operations for our Florida operations was 62.9% and 64.9% for the six months ended June 30, 2009 and 2008, respectively. The improvement in our domestic gross margin is primarily due to wage and cost controls implemented in the fourth quarter of 2008, which continued into 2009.
     The decrease in cost of operations from our Canadian operations for the six months ended June 30, 2009 of $12.5 million or 15.4% was primarily due to the favorable effect of foreign exchange movements of $13.6 million. After considering foreign exchange rate changes, the increase in cost of operations from our Canadian operations of $1.1 million primarily relates to increased labor costs of $1.4 million, increased disposal rates for waste volumes shipped to the United States of $1.2 million and repair, maintenance and other cost increases of $1.4 million, offset by decreased fuel costs of $2.9 million. As a percentage of revenue, cost of operations for our Canadian operations was 67.6% and 65.9% for the six months ended June 30, 2009 and 2008, respectively. The decline in our Canadian gross margin is primarily due to decreased commodity revenue coupled with lower margin waste streams disposed of at our transfer stations and higher operating costs, as previously discussed.
  Selling, General and Administrative Expense
     Selling, general and administrative expense was $12.7 million and $16.5 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $3.8 million or 22.8%. As a percentage of revenue, selling, general and administrative expense was 11.9% and 12.9% for the three months ended June 30, 2009 and 2008, respectively. The overall decrease in selling, general and administrative expense was affected by a restructuring of corporate overhead and other administrative and operational functions that we completed during the fourth quarter of 2008, which is more fully described in our annual report on Form 10-K for the year ended December 31, 2008. These restructuring efforts are the primary driver of the overall decrease in selling, general and administrative costs. Salaries and related benefits declined $2.5 million as a result of these restructuring efforts and reduced expense relative to our employee bonus program. Stock-based compensation expense also decreased $0.5 million as we incurred higher costs relative to certain option grants in the second quarter of 2008 that did not recur in 2009. The favorable effect of foreign exchange movements was $1.0 million.

     Selling, general and administrative expense was $25.9 million and $32.9 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $7.0 million or 21.1%. As a percentage of revenue, selling, general and administrative expense was 12.8% and 13.4% for the six months ended June 30, 2009 and 2008, respectively. The overall decrease in selling, general and administrative expense was affected by the restructuring of corporate overhead and other administrative and operational functions, which is discussed above and more fully described in our annual report on Form 10-K for the year ended December 31, 2008. These restructuring efforts are the primary driver of the overall decrease in selling, general and administrative costs. Salaries and related benefits declined $3.9 million as a result of these restructuring efforts and reduced expense relative to our employee bonus program. Stock-based compensation expense was consistent for the six months ended June 30, 2009 and 2008. The favorable effect of foreign exchange movements was $2.6 million.
  Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $10.7 million and $11.6 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $0.9 million or 7.8%. As a percentage of revenue, depreciation, depletion and amortization was 10.0% and 9.1% for the three months ended June 30, 2009 and 2008, respectively. Amortization of intangible assets decreased $0.3 million primarily due to lower amortization associated with our customer relationship intangible assets. Foreign exchange rate movements had a favorable effect of $0.7 million. Landfill depletion rates for our U.S. landfills ranged from $5.66 to $6.09 per ton and $4.35 to $6.16 per ton during the three months ended June 30, 2009 and 2008, respectively. Landfill depletion rates for our Canadian landfills ranged from C$0.66 to C$8.01 per tonne and C$2.99 to C$7.28 per tonne during the three months ended June 30, 2009 and 2008, respectively.
     Depreciation, depletion and amortization was $21.1 million and $23.3 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $2.2 million or 9.6%. As a percentage of revenue, depreciation, depletion and amortization was 10.4% and 9.6% for the six months ended June 30, 2009 and 2008, respectively. This decrease primarily relates to decreased landfill depletion of $0.5 million, which is primarily due to decreased third-party and internal disposal volumes at our domestic landfills. Amortization of intangible assets decreased $0.7 million primarily due to lower amortization associated with our customer relationship intangible assets. Foreign exchange rate movements had a favorable effect of $1.6 million. Landfill depletion rates for our U.S. landfills ranged from $5.66 to $6.09 per ton and $4.02 to $6.16 per ton during the six months ended June 30, 2009 and 2008, respectively. Landfill depletion rates for our Canadian landfills ranged from C$0.66 to C$8.01 per tonne and C$2.99 to C$7.28 per tonne during the six months ended June 30, 2009 and 2008, respectively.
  Loss (Gain) on Sale of Property and Equipment, Foreign Exchange and Other
     Loss (gain) on sale of property and equipment, foreign exchange and other was $0.8 million and $(0.3) million for the three months ended June 30, 2009 and 2008, respectively, and $(2.5) million and $(0.5) million for the six months ended June 30, 2009 and 2008, respectively. Foreign exchange loss or gain relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars.
     During the second quarter of 2009, we disposed of property and equipment in connection with the divestiture of a lower margin residential collection contract in our Florida operations. The disposal of this equipment is the primary component of the loss on sale of property and equipment during the second quarter of 2009.
     During the first quarter of 2009, we sold certain land and buildings under the terms of a lease purchase option entered into with the purchaser of our Jacksonville, Florida operations. The purchase price for the land and buildings was $6.0 million with an associated gain on sale of $3.3 million, which is the primary driver of the increase in gain on sale of property and equipment, foreign exchange and other for the six months ended June 30, 2009 compared to the same period in the previous year.

  Interest Expense
     The components of interest expense for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Senior Secured Credit Facilities	$2,153	$3,027	$4,412	$7,935
Senior Subordinated Notes	3,800	3,800	7,600	7,600
Amortization of debt issue costs and discounts	858	478	1,697	1,516
Other interest expense	581	497	1,181	989

	$7,392	$7,802	$14,890	$18,040

     Interest expense was $7.4 million and $7.8 million for the three months ended June 30, 2009 and 2008, respectively, a decrease of $0.4 million or 5.3%. Interest expense on the Senior Secured Credit Facilities decreased $0.9 million for the three months ended June 30, 2009 due primarily to lower average rates and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 4.1% and 5.2% for the three months ended June 30, 2009 and 2008, respectively and 4.1% for our Canadian dollar denominated Senior Secured Credit Facilities for the three months ended June 30, 2009. Partially offsetting the lower amounts of interest expense incurred on our Senior Secured Credit Facilities was increased amortization of debt issue costs and discounts, which relates to the refinancing of our Senior Secured Credit Facilities on October 8, 2008, which is discussed in further detail below.
     Interest expense was $14.9 million and $18.0 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $3.1 million or 17.5%. Interest expense on the Senior Secured Credit Facilities decreased $3.5 million for the six months ended June 30, 2009 due primarily to lower average rates and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 4.1% and 6.2% for the six months ended June 30, 2009 and 2008, respectively and 4.4% for our Canadian dollar denominated Senior Secured Credit Facilities for the six months ended June 30, 2009.
     In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to make a prepayment of the term notes under our Senior Secured Credit Facilities. As such, we expensed $0.5 million of unamortized debt issue cost related to the retirement.
  Change in Fair Value of Warrants
     Effective January 1, 2009 we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 2,383,333 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have a strike price of $9.00 and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $11.4 million to beginning accumulated deficit and $2.4 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $1.0 million as of June 30, 2009. We recognized a $0.4 million loss and a $1.4 million gain from the change in fair value of these warrants for the three and six months ended June 30, 2009, respectively.

  Income Tax Provision (Benefit)
     The provision for income taxes from continuing operations for the three months ended June 30, 2009 was $2.6 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $0.8 million provision for our Canadian operations. The provision for income taxes from continuing operations for the six months ended June 30, 2009 was $5.2 million, which was comprised of a $3.5 million provision for our U.S. operations and parent company and a $1.7 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. Should we generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective tax rate for the remainder of 2009. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during the remainder of 2009.
     We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective tax rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2009, our Canadian statutory rate will approximate 32.0%. However, as a result of stock-based compensation, our effective rate is expected to approximate 32.0% to 34.0%. For the three and six months ended June 30, 2009, we paid C$2.1 million and C$4.0 million, respectively, relative to both our actual 2008 and estimated 2009 tax liabilities in Canada. We expect our estimated tax payments to approximate C$1.6 million per quarter for the remainder of 2009. Included in our provision for income taxes for our Canadian operations for the second quarter of 2009 is a C$1.2 million benefit, which relates to the release of the valuation allowance on the non-capital loss carryforwards of our subsidiary, Capital Environmental Holdings Company (“Holdings”), that can now be utilized as a result of the amalgamation of Holdings and its wholly-owned subsidiary, Waste Services (CA) Inc., which was planned during the second quarter of 2009 following the exchange of all remaining exchangeable shares of Waste Services (CA) Inc., not owned by affiliates.
     The provision for income taxes from continuing operations for the three months ended June 30, 2008 was $5.0 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $3.2 million provision for our Canadian operations. The provision for income taxes from continuing operations for the six months ended June 30, 2008 was $1.6 million, which was comprised of a $3.7 million benefit for our U.S. operations and parent company and a $5.3 million provision for our Canadian operations. The benefit for income taxes from continuing operations for our US operations for the six months ended June 30, 2008 is primarily the result of the gain on sale of our Jacksonville, Florida operations as we benefited $4.8 million of our previously fully reserved net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill.
Liquidity and Capital Resources
     Our principal capital requirements are to fund capital expenditures, and to fund debt service and asset acquisitions. Significant sources of liquidity are cash on hand, working capital, borrowings from our Senior Secured Credit Facilities and proceeds from debt and/or equity issuances. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report.

  Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of June 30, 2009, there was $18.0 million and C$42.0 million outstanding on the revolving credit facility and $11.6 million and C$14.0 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of July 20, 2009, there was $18.0 million and C$41.0 million drawn on the revolving credit facility and $11.6 million and C$14.0 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively.
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

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio
Second quarter - 2009	4.50 : 1.00	2.75 : 1.00	2.50 : 1.00
Third quarter - 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Fourth quarter - 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
First quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Second quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
     As of June 30, 2009, we were in compliance with the financial covenants of our Credit Facilities and we expect to be in compliance with the financial covenants of our Credit Facilities in future periods.
  Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of June 30, 2009 approximates $6.2 million, and accretes interest at 7.8%. The note is secured by a transfer station and related permit.
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
  Direct Financing Lease Facility
     In January 2008, we entered into a direct financing lease facility to finance our fleet purchases in Florida. Availability under the facility is $6.0 million and the leases can extend for five or seven years. Vehicles purchased under the facility will be ineligible for tax depreciation deductions. Leases under the facility will be treated as capital leases and considered secured debt for purposes of our Senior Secured Credit Facilities. As of June 30, 2009 and July 20, 2009, the lease facility was undrawn.
  Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of June 30, 2009, we provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $81.4 million to collateralize our obligations, which is comprised of $46.2 million and C$13.4 million of performance and surety bonds or other means of financial assurance and $11.6 million and C$14.0 million of letters of credit. The majority of these obligations are renewed on an annual basis.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of June 30, 2009 and included in the $81.4 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.
  Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the six months ended June 30, 2009 and 2008.
  Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $22.6 million and $21.5 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash provided by operating activities is primarily due to reduced levels of cash used for working capital of $3.1 million. During the first six months of 2009, we used $7.9 million of cash for working capital changes, which primarily relates to payments made relative to certain accrued expenses, including closure and post closure accruals, restructuring and severance accruals and disposal accruals. During the first six months of 2008, we used $11.0 million of cash for working capital changes, which primarily relates to taxes paid for our Canadian operations. Cash from operations before working capital changes decreased $1.9 million, primarily as a result of our overall lower revenues during the first half of 2009 compared to the prior year, which are discussed elsewhere in this report.

  Cash Flows from Investing Activities
     Cash provided by (used in) investing activities of our continuing operations was $(11.7) million and $33.8 million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, cash used in investing activities relates to capital expenditures and cash used in business combinations of $18.2 million, offset by proceeds from the sale of property and equipment, primarily from the sale of the Jacksonville leased assets, of $6.7 million. For the six months ended June 30, 2008, cash provided by investing activities relates to the disposal of our Jacksonville, Florida operations, which provided proceeds of $56.7 million, offset by capital expenditures and deposits for business acquisitions. Capital expenditures for continuing operations were $16.3 million and $20.4 million for the six months ended June 30, 2009 and 2008, respectively. We expect our capital expenditures to range between $35.0 million and $40.0 million for the year ended December 31, 2009.
  Cash Flows from Financing Activities
     Cash used in financing activities of our continuing operations was $14.5 million and $43.2 million for the six months ended June 30, 2009 and 2008, respectively. Cash used in financing activities for the six months ended June 30, 2009 primarily relates to principal repayments of our Credit Facilities. Cash used in financing activities for the six months ended June 30, 2008 primarily relates to a $42.5 million prepayment of our prior Senior Secured Credit Facilities from a portion of the proceeds from the sale of our Jacksonville, Florida operations.
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

Landfill Sites
     The following table reflects landfill capacity activity for the six months ended June 30, 2009 for permitted landfills owned by us, which are part of our continuing operations (in thousands of cubic yards):

	Balance,		Balance,
	Beginning	Airspace	End
	of Period	Consumed	of Period
United States
Permitted capacity	80,025	(960)	79,065
Probable expansion capacity	—	—	—

Total available airspace	80,025	(960)	79,065

Number of sites	4	—	4
Canada
Permitted capacity	11,018	(210)	10,808
Probable expansion capacity	4,852	—	4,852

Total available airspace	15,870	(210)	15,660

Number of sites	3	—	3
Total
Permitted capacity	91,043	(1,170)	89,873
Probable expansion capacity	4,852	—	4,852

Total available airspace	95,895	(1,170)	94,725

Number of sites	7	—	7
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

New Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 167 will have on our financial position and results of operations.
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of SFAS 166 will have on our financial position and results of operations.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our financial position or results of operations.
     In April 2009, the FASB issued the FASB Staff Position on FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position or results of operations.
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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date had been delayed by one year, and we adopted those provisions on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at June 30, 2009 is estimated at $133.8 million and $150.8 million, respectively, based on quoted market prices.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under SFAS 141(R), any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, under SFAS 141(R), transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. The provisions of SFAS 141(R) apply prospectively to business combinations consummated on or after January 1, 2009. There were no other transition adjustments upon our adoption of SFAS 141(R) on January 1, 2009 and we have accounted for business combinations consummated during 2009 in accordance with the provisions of SFAS 141(R).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars, in accordance with SFAS No. 52, “Foreign Currency Translation”, (“SFAS 52”). Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the relationship of the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities, as well as intercompany receivables, denominated in U.S. dollars held by our Canadian operations are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income (loss). Currently, we do not hedge our exposure to changes in foreign exchange rates. For the six months ended June 30, 2009, we estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $1.2 million.
     On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. A portion of the Credit Facilities is denominated and payable in Canadian dollars, which totaled $142.1 million as of June 30, 2009. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar as of June 30, 2009 would increase or decrease the reported amount due under the Credit Facilities by approximately $14.2 million. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease interest expense by approximately $0.3 million for the six months ended June 30, 2009.

     We are exposed to variable interest rates under our Credit Facilities, which are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. A hypothetical 10.0% change in interest rates relative to our Credit Facilities would increase cash interest expense by approximately $0.3 million for the six months ended June 30, 2009. We determined this impact by applying the hypothetical change to the weighted average variable interest rate at June 30, 2009 and then assessing this notional rate against the borrowings outstanding as of June 30, 2009.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 13, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report.
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     On June 23, 2009, we held our annual meeting. At the annual meeting, Michael H. De Groote, Wallace L. Timmeny and Michael J. Verrochi were re-elected as directors to hold office until the 2012 annual meeting.
     The following table sets forth the number of votes cast for or withheld for each director nominee:

		Number of
		Votes
Director	Number of Votes For	Withheld
Michael H. De Groote	41,182,962	1,607,726
Wallace L. Timmeny	41,349,779	1,440,909
Michael J. Verrochi	41,341,689	1,448,999
     The directors whose terms of office continued after the meeting were: Gary W. DeGroote, George E. Matelich, David Sutherland-Yoest (holding office until the 2010 annual meeting), Michael B. Lazar, Lucien Remillard and Jack E. Short (holding office until the 2011 annual meeting).
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

Date: July 23, 2009

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