Form 10-Q
period 2009-09-30
WASTE SERVICES, INC.
filed 2009-10-29
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at October 26, 2009 was 46,253,107.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$3,209	$7,227
Accounts receivable (net of allowance for doubtful accounts of $639 and $631 as of September 30, 2009 and December 31, 2008, respectively)	57,585	52,062
Prepaid expenses and other current assets	9,754	13,672

Total current assets	70,548	72,961

Property and equipment, net	199,540	188,800
Landfill sites, net	196,349	196,632
Goodwill and other intangible assets, net	393,514	372,886
Other assets	10,841	9,648

Total assets	$870,792	$840,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,100	$19,341
Accrued expenses and other current liabilities	57,220	62,802
Short-term financing and current portion of long-term debt	17,750	11,102

Total current liabilities	99,070	93,245

Long-term debt	355,529	360,967
Deferred income taxes	38,100	32,298
Accrued closure, post-closure and other obligations	21,361	19,399

Total liabilities	514,060	505,909

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 46,253,107 and 43,985,436 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	462	439
Additional paid-in capital	501,200	512,942
Accumulated other comprehensive income	46,102	38,221
Accumulated deficit	(191,032)	(216,584)

Total shareholders’ equity	356,732	335,018

Total liabilities and shareholders’ equity	$870,792	$840,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$112,461	$125,745	$315,738	$370,635

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	71,204	82,512	203,896	242,661
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	13,085	15,074	39,034	47,943
Depreciation, depletion and amortization	10,940	11,503	32,016	34,826
Loss (gain) on sale of property and equipment, foreign exchange and other	(7)	135	(2,533)	(322)

Income from operations	17,239	16,521	43,325	45,527
Interest expense	7,528	7,730	22,418	25,770
Change in fair value of warrants	(688)	—	(2,103)	—

Income from continuing operations before income taxes	10,399	8,791	23,010	19,757
Income tax provision	3,682	5,322	8,837	6,927

Income from continuing operations	6,717	3,469	14,173	12,830
Income from discontinued operations, net of income tax provision of $266 for the nine months ended September 30, 2008	—	—	—	409
Gain on sale of discontinued operations, net of income tax provision of $4,485 for the nine months ended September 30, 2008	—	—	—	6,869

Net income	$6,717	$3,469	$14,173	$20,108

Basic and diluted earnings per share:
Earnings per share — continuing operations	$0.15	$0.08	$0.31	$0.28
Earnings per share — discontinued operations	—	—	—	0.16

Earnings per share — basic and diluted	$0.15	$0.08	$0.31	$0.44

Weighted average common shares outstanding — basic	46,253	46,079	46,206	46,076

Weighted average common shares outstanding — diluted	46,302	46,088	46,231	46,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2009
(In thousands)

				Accumulated
	Waste Services, Inc.		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2008, as previously reported	43,985	$439	$512,942	$38,221	$(216,584)	$335,018
Cumulative effect of reclassification of warrants	—	—	(13,774)	—	11,379	(2,395)

Balance, January 1, 2009, as adjusted	43,985	439	499,168	38,221	(205,205)	332,623

Stock-based compensation	172	2	2,053	—	—	2,055
Conversion of exchangeable shares	2,096	21	(21)	—	—	—
Foreign currency translation adjustment	—	—	—	7,881	—	7,881
Net income	—	—	—	—	14,173	14,173

Balance, September 30, 2009	46,253	$462	$501,200	$46,102	$(191,032)	$356,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$14,173	$20,108
Adjustments to reconcile net income to net cash flows from operating activities:
Income from discontinued operations, net of income tax	—	(7,278)
Depreciation, depletion and amortization	32,016	34,826
Amortization of debt issue costs and discounts	2,593	2,008
Deferred income tax provision (benefit)	3,862	(1,724)
Non-cash stock-based compensation expense	2,055	2,785
Change in fair value of warrants	(2,103)	—
Loss (gain) on sale of property and equipment and other non-cash items	(1,834)	229
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	(731)	2,461
Prepaid expenses and other current assets	5,826	2,851
Accounts payable	3,074	(3,537)
Accrued expenses and other current liabilities	(11,777)	(3,806)

Net cash provided by continuing operations	47,154	48,923
Net cash provided by discontinued operations	—	1,163

Net cash provided by operating activities	47,154	50,086

Cash flows from investing activities:
Cash used in business combinations	(16,681)	—
Capital expenditures	(24,413)	(39,220)
Proceeds from asset sales and business divestitures	6,862	57,715
Deposits for business acquisitions and other	(529)	(3,876)

Net cash provided by (used in) continuing operations	(34,761)	14,619
Net cash used in discontinued operations	—	(43)

Net cash provided by (used in) investing activities	(34,761)	14,576

Cash flows from financing activities:
Proceeds from Senior Subordinated Notes	51,563	—
Draws on revolving credit facility	34,419	—
Proceeds from the exercise of options and warrants	—	60
Principal repayments of debt and capital lease obligations	(102,681)	(43,597)
Fees paid for financing transactions	(1,204)	—

Net cash used in financing activities — continuing operations	(17,903)	(43,537)

Effect of exchange rate changes on cash	1,492	(836)

Increase (decrease) in cash	(4,018)	20,289
Cash at the beginning of the period	7,227	20,706

Cash at the end of the period	$3,209	$40,995

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
     These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2008, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2008. Income taxes during these interim periods have been provided based on our anticipated annual effective income tax rate for each respective tax jurisdiction. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. We evaluated subsequent events through the date the accompanying financial statements were issued, which was October 29, 2009. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates.

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
     For purposes of computing net income per common share, the basic and diluted weighted average number of common shares outstanding for the nine months ended September 30, 2009 includes the effect of 2,414,932 exchangeable shares of Waste Services (CA) Inc. (exchangeable for 804,977 shares of our common stock), as if they were shares of our outstanding common stock, and for the three and nine months ended September 30, 2008 includes the effect of 6,288,637 and 6,299,102 exchangeable shares of Waste Services (CA) Inc., respectively (exchangeable for 2,096,212 and 2,099,700 shares of our common stock, respectively), as if they were shares of our outstanding common stock. During the second quarter of 2009, all remaining exchangeable shares of Waste Services (CA) Inc. not owned by affiliates were exchanged for shares of our common stock and accordingly, no exchangeable shares of Waste Services (CA) Inc. were included in basic and diluted weighted average common shares outstanding for the three months ended September 30, 2009.
     For the three and nine months ended September 30, 2009, stock options and common stock purchase warrants for the purchase of 3,659,011 common shares were antidilutive as the exercise price of such options and warrants was in excess of the average market price for our common stock for such periods. For the three and nine months ended September 30, 2008, stock options and common stock purchase warrants for the purchase of 6,040,490 common shares were antidilutive as the exercise price of such options and warrants was in excess of the average market price for our common stock for such periods.
2. Recently Issued Accounting Pronouncements and Adopted Accounting
     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that (i) when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability and (ii) that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level one fair value measurements. ASU 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 28, 2009. We do not anticipate that the adoption of this standard will have a material impact on our financial position and results of operations.
     In June 2009, the FASB issued guidance for determining whether an entity is a variable interest entity (“VIE”). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Enterprises are also required to assess whether they have an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2009, the FASB issued guidance that seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
     Effective January 1, 2009 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 2,383,333 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have an exercise price of $9.00 per share and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital to beginning accumulated deficit $11.4 million, as a cumulative effect adjustment, and $2.4 million to a long-term warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants declined to $0.3 million as of September 30, 2009. We recognized a gain of $0.7 million and $2.1 million from the change in the fair value of these warrants for the three and nine months ended September 30, 2009, respectively.
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
     These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	0.6	1.4
Risk-free interest rate	0.4%	0.4%
Expected volatility	63%	56%
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2007, the FASB issued revised guidance for accounting for business combinations, which established the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously, any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under this revised guidance, any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. The provisions of this revised guidance apply prospectively to business combinations consummated on or after January 1, 2009 and we had no transition adjustments on January 1, 2009.
3. Fair Value Measurements
     The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at September 30, 2009 is estimated at $145.1 million and $209.0 million, respectively, based on quoted market prices. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
     Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows as of September 30, 2009 (unaudited):

	Level 1	Level 2	Level 3	Total
Accrued closure and post-closure obligations	$—	$—	$19,856	$19,856
Accrued rent relative to October 2008 restructuring	—	—	625	625
Fair value of warrants	—	293	—	293

	$—	$293	$20,481	$20,774

     A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the nine months ended September 30, 2009 is provided elsewhere in Notes 2, 9 and 14. We have no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009 other than those acquired in business combinations, which are discussed in Note 5.
4. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock units, to our employees and members of our Board of Directors, as approved by our Board of Directors. Under this plan, the maximum number of shares that will be available for award will not exceed 4,500,000 shares of our common stock. As of September 30, 2009, there were 2,767,417 shares available for grant under the plan.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock-based compensation expense was $0.3 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $2.1 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. During 2008, we granted 742,500 restricted stock units (“RSU’s”) to certain employees and directors, which are eligible to vest in three equal tranches over each of the next three years following the grant, and are contingent on the achievement of specific annual performance criteria. During 2008, 55,000 of these RSU’s were forfeited. The aggregate fair value of the first tranche of restricted stock units is approximately $2.2 million, or $9.02 per unit, of which a total of $1.6 million has been expensed based on the achievement of specific performance criteria for 2008. We recognized $0.7 million of this expense in the first quarter of 2009. A total of 171,875 shares with an aggregate fair value of $0.7 million vested in the first quarter of 2009. Performance criteria for the second tranche of the 2008 grant were set in the first quarter of 2009 and resulted in an aggregate fair value for the second tranche of $1.1 million, or $4.76 per unit, which is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect performance criteria for the third tranche of this grant to be specified in the first quarter of 2010.
     In the first quarter of 2009, we granted 628,500 RSU’s to certain employees and directors, which are eligible to vest in three equal tranches over each of the next three years following the grant, and are also contingent on the achievement of specific annual performance criteria. The fair value of the first tranche of RSU’s of approximately $0.9 million, or $4.33 per unit, is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect performance criteria for the second and third tranches of this grant to be specified during the year in which they are eligible to vest.
     Activity for the nine months ended September 30, 2009 for our RSU’s for which performance based vesting criteria have been specified is as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term (Years)	Value
Nonvested restricted stock units -
Beginning of the period	229,158	$9.02	0.3	$1,508
Granted	438,669	4.55
Vested	(171,875)	9.02
Forfeited	(3,751)	5.04

End of the period	492,201	5.07	0.5	$2,274

     As of September 30, 2009, 643,161 RSU’s have been excluded from the above table as the performance based vesting criteria for these RSU’s had not yet been set at that time.
     During the nine months ended September 30, 2009, we granted options to purchase 282,500 shares of our common stock to certain employees. These options have an exercise price of $4.33 per share, a weighted-average grant-date fair value of $2.40 per share and vest one-third over each of the next three years following the grant. During the nine months ended September 30, 2008, we granted options to purchase 233,500 shares of our common stock to certain employees. These options have an exercise price of $9.50 per share, a weighted-average grant-date fair value of $5.55 per share and vest one-third over each of next three years following the grant. The fair value of options granted is estimated using the Black-Scholes option pricing model using the following assumptions:

	Three Months
	Ended	Nine Months Ended September 30,
	September 30, 2008	2009	2008
Annual dividend yield	—	—	—
Weighted average expected life (years)	6.7	7.0	7.0
Risk-free interest rate	3.8%	2.6%	3.2%
Expected volatility	53%	52%	61%

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
     We estimate forfeitures when recognizing compensation expense and adjust this estimate over the requisite service period should actual forfeitures differ from such estimates. Changes in estimated forfeitures are recognized through a cumulative adjustment, which is recognized in the period of change and which impacts the amount of unamortized compensation expense to be recognized in future periods.
     Stock option activity for the nine months ended September 30, 2009 for employee options covered by our stock option plans is as follows (unaudited):

	Number of	Weighted Average Exercise Price
	Shares Issuable	US$ Options	C$ Options (C$)
Options outstanding at the beginning of the period	2,218,965	$12.29	$20.41
Granted	282,500	4.33	—
Forfeited	(45,667)	8.45	—
Expired	(1,328,982)	14.19	20.41

Options outstanding at the end of the period	1,126,816	8.59	—

Options vested or expected to vest at the end of the period	1,029,351	8.85	—

Options exercisable at the end of the period	752,947	10.00	—

     The intrinsic value of options outstanding at September 30, 2009 was $0.1 million. As of September 30, 2009, $0.8 million and $0.7 million of total unrecognized compensation cost related to employee stock options and RSU’s is expected to be recognized over a weighted average period of approximately 2.0 years and 0.5 years, respectively.
5. Business Combinations
     We believe the primary value of an acquisition is the opportunity made available to vertically integrate operations or increase market presence within a geographic market. We expect goodwill generated from the acquisitions described below to be deductible for income tax purposes.
     In September 2009, we acquired the Miami-Dade County, Florida hauling operations of DisposAll of South Florida, Inc. (“DisposAll”) for approximately $15.6 million, of which $1.3 million was paid by way of a disposal credit for future fees charged to DisposAll for waste disposed at certain of our transfer station and landfill facilities. We intend to internalize the waste flow from this acquisition into our existing transfer station and landfill facilities.
     During the first nine months of 2009, we also acquired four separate “tuck-in” hauling operations in southwest Florida for an aggregate purchase price of $2.6 million. We are internalizing construction and demolition waste volumes associated with these acquisitions into certain of our existing transfer station and landfill facilities.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Details of the net assets acquired and the purchase price paid for acquisitions that occurred during the nine months ended September 30, 2009 are as follows:

	DisposAll	All Others	Total
Purchase price:
Cash paid	$14,313	$2,368	$16,681
Deferred purchase price	—	168	168
Other consideration	1,250	54	1,304

Total purchase price	$15,563	$2,590	$18,153

Allocated as follows:
Accounts receivable	$629	$21	$650
Accrued expenses and other current liabilities	(677)	—	(677)
Property and equipment	3,634	1,332	4,966
Other intangible assets	4,163	673	4,836

Fair value of assets acquired	$7,749	$2,026	$9,775

Goodwill allocation	$7,814	$564	$8,378

     The amounts allocated to assets acquired and liabilities assumed in the above table were determined using level three inputs and are complete with the exception of certain property and equipment acquired and liabilities assumed in the DisposAll transaction, for which we have made a preliminary estimate of fair value. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable in the above table primarily relates to the DisposAll acquisition and represents our best estimate of balances that will ultimately be collected, which is based in part on our allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances. These receivables have a gross contractual balance due of $0.8 million. The weighted-average amortization period for other intangible assets in the above table is as follows:

		Weighted -
		Average
		Amortization
	Amount	Period
	Allocated	(Years)
Customer relationships and contracts	$3,706	3.0
Non-competition agreements	1,130	5.0

Total other intangible assets acquired	$4,836	3.4

     Fair value for customer relationships and contracts is based on a discounted cash flow model that discounts the earnings attributable to acquired customers and considers attrition factors based on historically observed attrition rates in a particular market. Fair value for non-competition agreements is based on a discounted cash flow model that compares the present value of cash flows with and without the non-competition agreement in place, with the fair value of the agreement equal to the difference between the two scenarios.
     Acquisitions completed during 2009 primarily relate to hauling operations that have been integrated into our Florida reporting unit. We have internalized the majority of waste volumes associated with these acquisitions into our existing transfer station and landfill facilities. Accordingly, we believe it to be impracticable to determine the amount of earnings related to these acquisitions that are included in our consolidated income statement. Revenue from these acquisitions, included in our consolidated revenue, was $1.1 million and $2.3 million for the three and nine months ended September 30, 2009.
     In December 2008, we acquired RIP, Inc., the owner of a construction and demolition waste landfill in Citrus Country, Florida, for an aggregate purchase price of $7.7 million. Should the site be permitted as a Class I landfill, Class III landfill, transfer station or a construction and demolition operation, the sellers are entitled to future royalties at varied rates per ton based on the volume and type of waste deposited at the site.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. and We Haul of South Florida, Inc., collectively a construction and demolition hauling operation in Fort Myers and Naples, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and is being paid as we collect waste volumes from within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.
     The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2009 as if acquisitions completed prior to September 30, 2009 had occurred as of January 1, 2009 (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Revenue	$113,699	$321,615

Income from continuing operations	$6,451	$13,036

Basic and diluted earnings per share — continuing operations	$0.14	$0.28

Pro forma weighted average number of common shares outstanding:
Basic	46,253	46,206

Diluted	46,302	46,231

     The following unaudited pro forma information shows the results of our operations for the three and nine months ended September 30, 2008 as if acquisitions completed prior to September 30, 2009 and in 2008 had occurred as of January 1, 2008 (in thousands except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Revenue	$129,481	$381,843

Income from continuing operations	$2,504	$9,740

Basic and diluted earnings per share — continuing operations	$0.05	$0.21

Pro forma weighted average number of common shares outstanding:
Basic	46,079	46,076

Diluted	46,088	46,085

     These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of 2009 or 2008, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of these acquisitions.
     In October 2009, we acquired Republic Services’ operations in Miami-Dade County, Florida for $32.0 million in cash plus an adjustment for working capital. We intend to internalize the waste flow from this acquisition into our existing transfer station and landfill facilities. In October 2009, we also acquired a tuck-in hauling operation in the Tampa, Florida area for an aggregate purchase price of $1.1 million. As of the date of this filing, the purchase price allocation for these two acquisitions has not yet been completed.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Discontinued Operations
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million in cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. The lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which it exercised in March 2009 resulting in a gain on sale of $3.3 million, which is reflected in “Gain on sale of property and equipment, foreign exchange and other” on the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. The proceeds from the sale of the leased assets were utilized to repay amounts under the revolver portion of our Credit Facilities. At the time of close in March 2008, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. For the year ended December 31, 2008, we recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of the Jacksonville, Florida operations, of which $11.4 million ($6.9 million net of tax) was realized during the first nine months of 2008. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations was approximately $23.6 million of goodwill. Subsequent to the disposal of the Jacksonville, Florida operations, we adjusted the pre-tax gain on disposal for the settlement of working capital of approximately $0.2 million.
     We have presented the net assets and operations of our Jacksonville, Florida operations, as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $4.7 million for the three and nine months ended September 30, 2008, respectively, and pre-tax income from discontinued operations was nil and $0.7 million for the three and nine months ended September 30, 2008, respectively. The transaction to dispose of the Jacksonville, Florida operations was completed in 2008 and accordingly, these operations do not impact our 2009 results.
7. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Prepaid expenses	$4,659	$9,793
Parts and supplies	1,928	1,733
Income taxes receivable	1,040	563
Other current assets	2,127	1,583

	$9,754	$13,672

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Property and Equipment
     Property and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Land and buildings	$82,005	$74,497
Vehicles	155,518	141,650
Containers, compactors and landfill and recycling equipment	104,472	89,568
Furniture, fixtures, other office equipment and leasehold improvements	13,025	11,060

Total property and equipment	355,020	316,775
Less: Accumulated depreciation	(155,480)	(127,975)

Property and equipment, net	$199,540	$188,800

9. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Landfill sites	$273,565	$262,732
Less: Accumulated depletion	(77,216)	(66,100)

Landfill sites, net	$196,349	$196,632

     The changes in landfill sites for the nine months ended September 30, 2009 and 2008 are as follows (unaudited):

	Nine Months Ended September 30,
	2009	2008
Balance at the beginning of the period	$196,632	$190,451
Landfill site construction costs	3,545	7,289
Additional asset retirement obligations	1,023	1,284
Depletion	(6,934)	(7,784)
Purchase price adjustments for prior acquisitions	9	49
Effect of foreign exchange rate fluctuations	2,074	(1,181)

Balance at the end of the period	$196,349	$190,108

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Accrued closure and post-closure obligations	$16,050	$12,749
Accrued restructuring and severance costs	2,068	3,624
Capital lease obligations	3	568
Other obligations	3,240	2,458

	$21,361	$19,399

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
     The changes in accrued closure and post-closure obligations for the nine months ended September 30, 2009 and 2008 are as follows (unaudited):

	Nine Months Ended September 30,
	2009	2008
Current portion at the beginning of the period	$7,589	$4,153
Long-term portion at the beginning of the period	12,749	14,678

Balance at the beginning of the period	20,338	18,831
Additional asset retirement obligations	1,023	1,284
Accretion	477	589
Payments	(3,452)	(304)
Acquisitions	250	—
Other additions	150	—
Effect of foreign exchange rate fluctuations	1,070	(627)

Balance at the end of the period	19,856	19,773
Less: Current portion	(3,806)	(5,902)

Long-term portion	$16,050	$13,871

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$52,725	$48,997
Non-competition agreements and other	6,845	5,629

	59,570	54,626
Less: Accumulated amortization:
Customer relationships and contracts	(29,735)	(26,536)
Non-competition agreements and other	(3,122)	(2,133)

Other intangible assets subject to amortization, net	26,713	25,957
Goodwill	366,801	346,929

Goodwill and other intangible assets, net	$393,514	$372,886

     The changes in goodwill for the nine months ended September 30, 2009 and 2008 are as follows (unaudited):

	Nine Months Ended September 30, 2009
	Florida	Canada	Total
Balance at the beginning of the period	$263,428	$83,501	$346,929
Acquisitions	8,378	—	8,378
Effect of foreign exchange rate fluctuations	—	11,494	11,494

Balance at the end of the period	$271,806	$94,995	$366,801

	Nine Months Ended September 30, 2008
	Florida	Canada	Total
Balance at the beginning of the period	$262,338	$102,603	$364,941
Purchase price allocation adjustments for prior acquisitions	(104)	—	(104)
Effect of foreign exchange rate fluctuations	—	(7,029)	(7,029)

Balance at the end of the period	$262,234	$95,574	$357,808

11. Other Assets
     Other assets consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Debt issue costs, net of accumulated amortization of $4,485 and $3,035 as of September 30, 2009 and December 31, 2008, respectively	$9,188	$8,538
Acquisition deposits	1,129	561
Other assets	524	549

	$10,841	$9,648

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Deferred revenue	$11,900	$10,980
Accrued interest	9,873	3,702
Accrued compensation, benefits and subcontractor costs	6,635	7,893
Insurance reserves	6,443	6,505
Accrued waste disposal costs	5,930	7,964
Accrued closure and post-closure obligations	3,806	7,589
Accrued restructuring and severance costs	2,042	3,183
Accrued royalties and franchise fees	1,795	2,137
Accrued capital expenditures	1,306	2,204
Accrued insurance premiums	987	6,123
Accrued professional fees	798	794
Current portion of capital lease obligations	693	315
Accrued acquisition costs	366	631
Fair value of warrants	293	—
Other accrued expenses and current liabilities	4,353	2,782

	$57,220	$62,802

13. Debt
     Debt consists of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Credit Facilities:
U.S. dollar denominated revolving credit facility, floating interest rate at 4.5% as of December 31, 2008	$—	$34,600
Canadian dollar denominated revolving credit facility, floating interest rate at 4.8% and 5.3%, net of discount of nil and $56, as of September 30, 2009 and December 31, 2008, respectively	5,604	27,699
U.S. dollar denominated term loan facility, floating interest rate at 3.8% and 4.5%, net of discount of $993 and $1,268, as of September 30, 2009 and December 31, 2008, respectively	36,902	38,125
Canadian dollar denominated term loan facility, floating interest rate at 4.0% and 5.3%, net of discount of $3,330 and $3,668, as of September 30, 2009 and December 31, 2008, respectively	113,962	103,505
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014, net of discount of $1,480 and $1,146 as of September 30, 2009 and December 31, 2008, respectively	208,520	158,854
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025, net of discount of $1,190 and $1,563 as of September 30, 2009 and December 31, 2008, respectively	6,058	6,891
Other subordinated notes payable, interest at 6.7%, due through 2017	2,233	2,395

	373,279	372,069
Less: Current portion	(17,750)	(11,102)

Long-term portion	$355,529	$360,967

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of September 30, 2009, there was C$6.0 million outstanding on the Canadian dollar denominated revolving credit facility and $11.6 million and C$14.0 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of September 30, 2009, no amounts were drawn on our U.S. dollar denominated revolving credit facility and we had unused availability of $109.8 million under our revolving credit facilities, subject to certain conditions.
     Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of September 30, 2009, we were in compliance with the financial covenants.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of September 30, 2009 approximates $5.9 million and accretes at 7.8%. The note is secured by a transfer station and related permit.
Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. On September 21, 2009 we completed an additional private placement of $50.0 million aggregate principal of our Senior Subordinated Notes, with terms identical to the initial offering. This additional private placement resulted in gross proceeds of $49.5 million with an additional $2.1 million received from the purchasers for accrued interest. The Senior Subordinated Notes mature on April 15, 2014. Interest on the Senior Subordinated Notes is payable semiannually on October 15 and April 15. The Senior Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Senior Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay indebtedness under our Credit Facilities.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The indenture relating to our Senior Subordinated Notes contains cross default provisions (i) should we fail to pay the principal amount of other indebtedness when due (after applicable grace periods) or the maturity date of that indebtedness is accelerated and the amount in question is $10.0 million or more or (ii) should we fail to pay judgments in excess of $10.0 million in the aggregate for more than 60 days.
14. Commitments and Contingencies
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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $83.2 million and $83.8 million as of September 30, 2009 and December 31, 2008, respectively. The majority of these obligations expire each year and will need to be renewed.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2009, and included in the $83.2 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The changes in insurance reserves for our U.S. operations for the nine months ended September 30, 2009 and 2008 are as follows (unaudited):

	Nine Months Ended September 30,
	2009	2008
Balance at the beginning of the period	$6,505	$6,055
Provisions	2,801	3,975
Payments	(2,542)	(3,408)
Unfavorable (favovable) claim development for prior periods	(321)	823

Balance at the end of the period	$6,443	$7,445

Disposal Agreement
     On November 22, 2002, we entered into a Put or Pay Disposal Agreement (the “Disposal Agreement”) with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc., collectively the RCI Companies, and Intersan Inc. (“Intersan”), a subsidiary of Waste Management of Canada Corporation (formerly Canadian Waste Services, Inc.), pursuant to which we, together with the RCI Companies, agreed to deliver to certain of Intersan’s landfill sites and transfer stations in Quebec, Canada, over the five year period from the date of the Disposal Agreement, 850,000 metric tonnes of waste per year, and for the next two years after the expiration of the first five year term, 710,000 metric tonnes of waste per year at a fixed disposal rate set out in the Disposal Agreement. If we and the RCI Companies fail to deliver the required tonnage, we are jointly and severally required to pay to Intersan, C$23.67 per metric tonne for every tonne below the required tonnage. If a portion of the annual tonnage commitment is not delivered to a specific site we are also required to pay C$8.00 per metric tonne for every tonne below the site specific allocation. Our obligations to Intersan are secured by a letter of credit for C$4.0 million. During the nine months ended September 30, 2009, we were not required to make any payments to Intersan under the Disposal Agreement. The Disposal Agreement will expire on November 22, 2009, at which time our letter of credit also expires. The annual cost to us of maintaining the letter of credit is approximately $0.1 million. The companies within the RCI Group are controlled by a director of ours and/or individuals related to that director.
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
Office Lease
     We lease office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, one of our directors, the son of Michael G. DeGroote, our Chairman and brother of Gary W. DeGroote, one of our directors. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10 1/2 years commencing in 2004, with a right to extend for a further five years. Rent expense recognized under the terms of this lease was less than $0.1 million for the three months ended September 30, 2009 and 2008 and $0.2 million for the nine months ended September 30, 2009 and 2008.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Contractual Arrangements
     During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered into with previous owners of businesses that were acquired. As of September 30, 2009, $2.9 million remains accrued relative to this plan.
     The following table summarizes the activity for these accrued restructuring costs for the nine months ended September 30, 2009 (unaudited):

	Severance
	and Related
	Costs	Rent	Consulting	Total
Balance at the beginning of the period	$3,238	$984	$812	$5,034
Changes in estimates and other provisions	(86)	(106)	—	(192)
Payments	(1,689)	(253)	(187)	(2,129)
Foreign exchange and other	171	—	—	171

Balance at the end of the period	$1,634	$625	$625	$2,884

     During October 2009 we entered into a sub-lease of our former U.S. corporate office. This sublease is for an initial term of three years commencing November 1, 2009 and includes a three year extension term at the discretion of the tenant, which we have assumed will occur. Our original estimates have been revised to reflect these circumstances and other changes based on revised information. Should our assumptions require future revision as additional information becomes available, we may have additional charges in future periods.
     In connection with the additional private placement of Senior Subordinated Notes completed on September 21, 2009, we entered into a Registration Rights Agreement with the initial purchasers of these notes in which we agreed to (i) file a registration statement with respect to the Senior Subordinated Notes within 120 days of the closing date of the issuance of the notes, or the issuance date, pursuant to which we will exchange the Senior Subordinated Notes for registered notes with terms identical to the Senior Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the closing date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Senior Subordinated Notes for each week that the default continues, for the first 90-days following default. Thereafter, the amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Senior Subordinated Notes. We do not believe it is probable that penalty payments will be made for this Registration Rights Agreement, and accordingly we have not accrued for such potential penalties as of September 30, 2009.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Authorized Capital Stock and Migration Transaction
Total Shares
     As of September 30, 2009, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock.
Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of September 30, 2009 and December 31, 2008, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. Upon the completion of the exchange of all the exchangeable shares of Waste Services (CA) Inc.in the second quarter of 2009, the one share that was designated as Special Voting Preferred Stock was automatically redeemed for $1.00 and is now deemed retired and cancelled, and may not be reissued.
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
     The terms of the exchangeable shares of Waste Services (CA) Inc. were the economic and functional equivalent of our common stock. Holders of exchangeable shares (i) were entitled to receive the same dividends as holders of shares of our common stock and (ii) were entitled to vote on the same matters as holders of shares of our common stock. Such voting was accomplished through the one share of Special Voting Preferred Stock held by Computershare Trust Company of Canada as trustee, who voted on the instructions of the holders of the exchangeable shares (one-third of one vote for each exchangeable share). Holders of exchangeable shares also had the right to exchange their exchangeable shares for shares of our common stock on the basis of one-third of a share of our common stock for each one exchangeable share. Upon the occurrence of certain events, such as the liquidation of Waste Services (CA) Inc., or after the redemption date, our Canadian holding company, Capital Environmental Holdings Company had the right to purchase each exchangeable share for one-third of one share of our common stock, plus all declared and unpaid dividends on the exchangeable share and payment for any fractional shares.
     During the second quarter of 2009, all remaining exchangeable shares of Waste Services (CA) Inc. not owned by affiliates were exchanged for shares of our common stock.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrants
     We have outstanding warrants to purchase shares of our common stock. As of September 30, 2009, all of these warrants were exercisable. Activity for the nine months ended September 30, 2009 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows (unaudited):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value
Outstanding at the beginning of the period	3,317,695	$9.47	1.3	$—
Expired during the period	(513,000)	12.68

Outstanding at the end of the period	2,804,695	$8.88	0.8	$—

16. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the effects of foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 is as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$6,717	$3,469	$14,173	$20,108
Foreign currency translation adjustment	5,261	(9,275)	7,881	(15,306)

Comprehensive income (loss)	$11,978	$(5,806)	$22,054	$4,802

17. Segment Information
     In making the determination of our operating and reporting segments, we consider our organization and reporting structure and the information used by our chief operating decision maker to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. For segment reporting, we define “Corporate” as overhead expenses, not specifically attributable to our Florida or Canadian operations, incurred both domestically and in Canada. As previously discussed, we have divested of our Jacksonville, Florida operations and as such, the results of these operations are presented as discontinued operations and are not included in the segment data presented.
     We believe our Canadian operating segments may be aggregated for segment reporting purposes for the following reasons: (i) these segments are economically similar; (ii) the nature of the service, waste collection and disposal, is the same and transferable across locations; (iii) the type and class of customer is consistent among our regions and districts; (iv) the methods used to deliver services are essentially the same (e.g. containers collect waste at market locations and trucks collect and transfer waste to landfills); and (v) the regulatory environment is consistent within Canada.
     We do not have significant (in volume or dollars) inter-segment operation-related transactions. Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2009 and 2008 is as follows (unaudited):

	Three Months Ended September 30, 2009
	Florida	Canada	Corporate	Total
Revenue	$50,821	$61,640	$—	$112,461
Depreciation, depletion and amortization	6,293	4,424	223	10,940
Income (loss) from operations	9,972	12,504	(5,237)	17,239
Capital expenditures	2,901	5,051	114	8,066

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2008
	Florida	Canada	Corporate	Total
Revenue	$58,468	$67,277	$—	$125,745
Depreciation, depletion and amortization	6,482	4,714	307	11,503
Income (loss) from operations	9,347	13,035	(5,861)	16,521
Capital expenditures	8,971	9,688	162	18,821

	Nine Months Ended September 30, 2009
	Florida	Canada	Corporate	Total
Revenue	$151,801	$163,937	$—	$315,738
Depreciation, depletion and amortization	18,973	12,362	681	32,016
Income (loss) from operations	29,053	29,700	(15,428)	43,325
Capital expenditures	11,132	12,915	366	24,413

	Nine Months Ended September 30, 2008
	Florida	Canada	Corporate	Total
Revenue	$179,331	$191,304	$—	$370,635
Depreciation, depletion and amortization	19,828	13,995	1,003	34,826
Income (loss) from operations	29,651	35,885	(20,009)	45,527
Capital expenditures	16,472	22,180	568	39,220
18. Condensed Consolidating Financial Statements
     As of September 30, 2009 and December 31, 2008, Waste Services is the primary obligor under the Senior Subordinated Notes. Waste Services has no independent operating assets or operations, and the guarantees of our domestic and Canadian subsidiaries, which are all wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. In October 2008 and pursuant to certain amendments to the Indenture to the Senior Subordinated Notes, our Canadian subsidiaries became guarantors under the Senior Subordinated Notes. Prior to these amendments, our Canadian subsidiaries did not guarantee the Senior Subordinated Notes.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Presented below are our Unaudited Condensed Consolidating Statement of Operations for the three and nine months ended September 30, 2008 and the Unaudited Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2008 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the then non-guarantor Canadian subsidiaries (“Non-guarantors”):

	Three Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$58,468	$67,277	$—	$125,745

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	38,114	44,398	—	82,512
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	3,142	4,505	7,427	—	15,074
Depreciation, depletion and amortization	27	6,482	4,994	—	11,503
Foreign exchange gain and other	—	20	115	—	135
Equity earnings in investees, net of tax	(14,297)	—	—	14,297	—

Income from operations	11,128	9,347	10,343	(14,297)	16,521
Interest expense	7,659	42	29	—	7,730

Income from continuing operations before income taxes	3,469	9,305	10,314	(14,297)	8,791
Income tax provision	—	1,739	3,583	—	5,322

Net income	$3,469	$7,566	$6,731	$(14,297)	$3,469

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenue	$—	$179,331	$191,304	$—	$370,635

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	116,497	126,164	—	242,661
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	10,236	13,819	23,888	—	47,943
Depreciation, depletion and amortization	75	19,828	14,923	—	34,826
Foreign exchange loss (gain) and other	1	(464)	141	—	(322)
Equity earnings in investees, net of tax	(55,902)	—	—	55,902	—

Income from operations	45,590	29,651	26,188	(55,902)	45,527
Interest expense	25,482	134	154	—	25,770

Income from continuing operations before income taxes	20,108	29,517	26,034	(55,902)	19,757
Income tax provision (benefit)	—	(1,944)	8,871	—	6,927

Net income from continuing operations	20,108	31,461	17,163	(55,902)	12,830
Net income from discontinued operations, net of income tax provision of $266	—	409	—	—	409
Gain on sale of discontinued operations, net of income tax provision of $4,485	—	6,869	—	—	6,869

Net income	$20,108	$38,739	$17,163	$(55,902)	$20,108

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(17,164)	$43,426	$23,824	$—	$50,086

Cash flows from investing activities:
Capital expenditures	(61)	(16,472)	(22,687)	—	(39,220)
Proceeds from asset sales and business divestitures	10	57,576	129	—	57,715
Deposits for business acquisitions and other	(3,827)	—	(49)	—	(3,876)
Intercompany	83,640	—	—	(83,640)	—

Net cash provided by (used in) continuing operations	79,762	41,104	(22,607)	(83,640)	14,619
Net cash used in discontinued operations	—	(43)	—	—	(43)

Net cash provided by (used in) investing activities	79,762	41,061	(22,607)	(83,640)	14,576

Cash flows from financing activities:
Principal repayments of debt and capital lease obligations	(43,447)	(150)	—	—	(43,597)
Proceeds from the exercise of options and warrants	60	—	—	—	60
Intercompany	—	(84,523)	883	83,640	—

Net cash provided by (used in) financing activities — continuing operations	(43,387)	(84,673)	883	83,640	(43,537)

Effect of exchange rate changes on cash and cash equivalents	—	—	(836)	—	(836)

Increase (decrease) in cash	19,211	(186)	1,264	—	20,289
Cash at the beginning of the period	9,080	239	11,387	—	20,706

Cash at the end of the period	$28,291	$53	$12,651	$—	$40,995

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
     Costs associated with acquisitions are expensed as they are incurred. These costs may include transaction related costs and internal costs, including executive salaries, overhead and travel costs. Prior to January 1, 2009, we capitalized certain third-party costs related to pending acquisitions that are no longer capitalizable.
Recent Developments
Acquisitions and Dispositions
     In October 2009, we acquired Republic Services’ operations in Miami-Dade County, Florida for $32.0 million in cash plus an adjustment for working capital. We intend to internalize the waste flow from this acquisition into our existing transfer station and landfill facilities. In October 2009, we also acquired a tuck-in hauling operation in the Tampa, Florida area for an aggregate purchase price of $1.1 million.
     In September 2009, we acquired the Miami-Dade County, Florida hauling operations of DisposAll of South Florida, Inc. (“DisposAll”) for approximately $15.6 million, of which $1.3 million was paid by way of a disposal credit for future fees charged to DisposAll for waste disposed at certain of our transfer station and landfill facilities. We intend to internalize the waste flow from this acquisition into our existing transfer station and landfill facilities.
     During the first nine months of 2009, we also acquired four separate “tuck-in” hauling operations in southwest Florida for an aggregate purchase price of $2.6 million. We are internalizing construction and demolition waste volumes associated with these acquisitions into certain of our existing transfer station and landfill facilities.

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
     In December 2008, we acquired RIP, Inc., the owner of a construction and demolition waste landfill in Citrus Country, Florida, for an aggregate purchase price of $7.7 million. Should the site be permitted as a Class I landfill, Class III landfill, transfer station or a construction and demolition operation, the sellers are entitled to future royalties at varied rates per ton based on the volume and type of waste deposited at the site.
     In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc. and We Haul of South Florida, Inc., collectively a construction and demolition hauling operation in Fort Myers and Naples, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and is being paid as we collect waste volumes from within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.
     In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million in cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. The lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which it exercised in March 2009 resulting in a gain on sale of $3.3 million in the quarter. The proceeds from the sale of the leased assets were utilized to repay amounts under the revolver portion of our Credit Facilities. At the time of close in March 2008, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. For the year ended December 31, 2008, we recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of the Jacksonville, Florida operations, of which $11.4 million ($6.9 million net of tax) was realized during the first nine months of 2008. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations was approximately $23.6 million of goodwill. Subsequent to the disposal of the Jacksonville, Florida operations, we adjusted the pre-tax gain on disposal for the settlement of working capital of approximately $0.2 million.
     We have presented the net assets and operations of our Jacksonville, Florida operations, as discontinued operations for all periods presented. Revenue from discontinued operations was nil and $4.7 million for the three and nine months ended September 30, 2008, respectively, and pre-tax income from discontinued operations was nil and $0.7 million for the three and nine months ended September 30, 2008, respectively. The transaction to dispose of the Jacksonville, Florida operations was completed in 2008 and accordingly, these operations do not impact our 2009 results.
     In April 2007, we completed the acquisition of a roll-off collection and transfer operation, a transfer station development project and a landfill development project in southwest Florida operated by USA Recycling Holdings, LLC, USA Recycling, LLC and Freedom Recycling Holdings, LLC for a total purchase price of $51.2 million. The existing transfer station is permitted to accept construction and demolition waste volume, and we are internalizing this additional volume to our SLD Landfill in southwest Florida. Under the terms of the purchase agreement, $7.5 million is contingent upon the receipt of certain landfill operating permits, $2.5 million is contingent on the receipt of certain operating permits for the transfer station and $18.5 million is due and payable at the earlier of the receipt of all operating permits for the landfill site, or January, 2009, and delivery of title to the property. Through the third quarter of 2008, we had advanced $9.5 million towards the purchase of the landfill development project and incurred design and other third party costs relative to this project totaling $0.8 million. In the fourth quarter of 2008 we determined that the landfill development project was no longer economically viable, and as such we ceased pursuing any further investment in this project. Accordingly, we recognized a charge for the previous advances and capitalized costs of $10.3 million in December 2008. We will have no further obligation relative to the $18.5 million payment or the $7.5 million contingent fee associated with obtaining certain landfill operating permits.

Goodwill
     We test for impairment of goodwill annually on December 31 and whenever events or circumstances change between annual tests that would indicate a possible impairment. Examples of such events may include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (vi) the testing for recoverability of a significant asset group within the reporting unit. We test for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.
     During the first three quarters of 2009, our market capitalization declined from that of the fourth quarter of 2008. We considered these declines to be indicators of possible impairment of goodwill. As of March 31, 2009, June 30, 2009 and September 30, 2009, we performed interim step one screens for impairment, which we passed and accordingly, we did not proceed to the second step, and we concluded that our goodwill was not impaired. Consistent with our annual goodwill tests performed in prior years, for these interim impairment tests we defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we have utilized discounted future cash flows. We may compare the results of fair value calculated using discounted cash flows to other fair value techniques including: (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. There may be instances where these alternative methods provide a more accurate measure or indication of fair value. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit (revenue has been projected to grow by approximately 3% to 13% with corresponding operating margins ranging from approximately 20% to 35% over the forecast period); (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimate to range between 11% and 12%; (v) the ability to utilize certain domestic tax attributes and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity and in part on the estimated rate of inflation, which was approximately 2.5%. There were no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of these interim impairment tests compared to our annual test for 2008.
     In preparing our interim tests for impairment, we determined that the sum of our reporting unit fair values exceeded our market capitalization. We determined market capitalization as the fair value of our common shares outstanding using the twenty day weighted average to the end of the interim period. We believe one of the primary reconciling differences between fair value and our market capitalization relates to control premium. Control premium is the savings and / or synergies a market participant could realize by obtaining control and eliminating duplicative overhead costs and realizing operating efficiencies from the consolidation of routes and internalization of waste streams. Additionally, we believe there are qualitative factors that externally influence our market capitalization including, but not limited to:
•	The fact that, to a significant extent, our shares are held by insiders and affiliates, reducing market liquidity.

•	One of our larger shareholders, due to circumstances unrelated to us, is liquidating their position putting pressure on the market price of our shares.

•	We believe that in general, the market continues to discount the value of common equity, believing that current leverage ratios are not sustainable and companies will be required to refinance debt at higher rates and / or issue additional equity thereby diluting current shareholders. However, as a result of the October 2008 refinancing of our Senior Secured Credit Facilities and September 2009 additional private placement of $50.0 million aggregate principal of our Senior Subordinated Notes, we believe our capital structure to be stable, but such stability is not reflected in our share price.
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

     For the third quarter of 2009, we performed a sensitivity analysis for our interim impairment test. For the September 30, 2009 test, we noted that a 10% decrease in projected operating margins over the forecast period would result in the requirement to perform a step two analysis for the Florida and Western Canada reporting units, but would not require a step two analysis for the Eastern Canada reporting unit. We also performed a sensitivity analysis on the market weighted average cost of capital and noted that for the September 30, 2009 test, a 10% increase in the market weighted average cost of capital would result in the requirement to perform a step two analysis for the Florida reporting unit, but would not require a step two analysis for the Western Canada or Eastern Canada reporting units.
     The estimated fair values of our reporting units, as calculated for the September 30, 2009 impairment test, exceeded the carrying values of the reporting units by 4% to 54%. The Florida reporting unit represented the low end of this range due in part to the severity of the recent economic downturn experienced in the Florida market.
     Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill associated with the affected reporting units is impaired. Any resulting goodwill impairment loss could have a material adverse impact on our financial condition and results of operations.
Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Exchange rates for the Canadian dollar to U.S. dollar that are applicable for the periods covered by the accompanying Unaudited Condensed Consolidated Financial Statements are summarized as follows:

As of:
September 30, 2009	$0.9340
December 31, 2008	0.8210
For the three months ended:
September 30, 2009	$0.9107
September 30, 2008	0.9606
For the nine months ended:
September 30, 2009	$0.8548
September 30, 2008	0.9818

     Our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30, 2009
	Florida		Canada		Total
Revenue	$50,821	100.0%	$61,640	100.0%	$112,461	100.0%
Operating expenses:
Cost of operations	30,833	60.7%	40,371	65.5%	71,204	63.3%
Selling, general and administrative expense	6,155	12.1%	6,930	11.2%	13,085	11.6%
Depreciation, depletion and amortization	6,317	12.4%	4,623	7.5%	10,940	9.8%
Loss (gain) on sale of property and equipment, foreign exchange and other	(76)	-0.1%	69	0.1%	(7)	0.0%

Income from operations	$7,592	14.9%	$9,647	15.7%	$17,239	15.3%

	Three Months Ended September 30, 2008
	Florida		Canada		Total
Revenue	$58,468	100.0%	$67,277	100.0%	$125,745	100.0%
Operating expenses:
Cost of operations	38,114	65.2%	44,398	66.0%	82,512	65.6%
Selling, general and administrative expense	7,647	13.1%	7,427	11.0%	15,074	12.0%
Depreciation, depletion and amortization	6,509	11.1%	4,994	7.4%	11,503	9.1%
Loss on sale of property and equipment, foreign exchange and other	20	0.0%	115	0.2%	135	0.2%

Income from operations	$6,178	10.6%	$10,343	15.4%	$16,521	13.1%

	Nine Months Ended September 30, 2009
	Florida		Canada		Total
Revenue	$151,801	100.0%	$163,937	100.0%	$315,738	100.0%
Operating expenses:
Cost of operations	94,348	62.2%	109,548	66.8%	203,896	64.6%
Selling, general and administrative expense	18,922	12.5%	20,112	12.3%	39,034	12.4%
Depreciation, depletion and amortization	19,039	12.5%	12,977	7.9%	32,016	10.1%
Gain on sale of property and equipment, foreign exchange and other	(2,273)	-1.5%	(260)	-0.2%	(2,533)	-0.8%

Income from operations	$21,765	14.3%	$21,560	13.2%	$43,325	13.7%

	Nine Months Ended September 30, 2008
	Florida		Canada		Total
Revenue	$179,331	100.0%	$191,304	100.0%	$370,635	100.0%
Operating expenses:
Cost of operations	116,497	65.0%	126,164	65.9%	242,661	65.5%
Selling, general and administrative expense	24,055	13.4%	23,888	12.5%	47,943	12.9%
Depreciation, depletion and amortization	19,903	11.1%	14,923	7.8%	34,826	9.4%
Loss (gain) on sale of property and equipment, foreign exchange and other	(463)	-0.3%	141	0.1%	(322)	-0.1%

Income from operations	$19,339	10.8%	$26,188	13.7%	$45,527	12.3%

Revenue
     A summary of our revenue is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Collection	$93,566	74.3%	$102,284	73.7%	$266,297	75.6%	$303,654	74.2%
Landfill disposal	11,205	8.9%	12,818	9.2%	31,691	9.0%	37,404	9.1%
Transfer station	17,718	14.1%	17,676	12.7%	46,496	13.2%	50,243	12.3%
Material recovery facilities	3,067	2.4%	5,302	3.8%	6,709	1.9%	16,695	4.1%
Other specialized services	457	0.3%	651	0.6%	903	0.3%	1,475	0.3%

	126,013	100.0%	138,731	100.0%	352,096	100.0%	409,471	100.0%
Intercompany elimination	(13,552)		(12,986)		(36,358)		(38,836)

	$112,461		$125,745		$315,738		$370,635

     Revenue was $112.5 million and $125.7 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $13.2 million or 10.6%. The decrease in revenue from our Florida operations for the three months ended September 30, 2009 of $7.6 million or 13.1% was driven by decreased collection volumes, primarily in our industrial and commercial lines of business of $2.9 million, coupled with lower third-party transfer station, recycling and landfill volumes of $1.6 million. Declining fuel costs resulted in lower surcharges of $3.0 million and other net decreases of $3.1 million, primarily related to the expiration or divestiture of certain residential collection contracts. Offsetting these decreases were net price increases of $2.8 million, which were adversely affected by commodity pricing declines of $0.4 million, and net increases from acquisitions of $0.2 million.
     The decrease in revenue from our Canadian operations for the three months ended September 30, 2009 of $5.6 million or 8.4% was primarily due to the unfavorable effect of foreign exchange movements of $4.2 million. After considering foreign exchange rate changes, revenue from our Canadian operations declined $1.4 million or 2.1% as a result of decreased overall waste volumes of $2.6 million and decreases in fuel surcharges of $2.3 million. Offsetting these decreases were net price increases of $3.2 million and other increases of $0.3 million.
     Revenue was $315.7 million and $370.6 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $54.9 million or 14.8%. The decrease in revenue from our Florida operations for the nine months ended September 30, 2009 of $27.5 million or 15.4% was driven by decreased collection volumes, primarily in our industrial and commercial lines of business of $8.7 million, coupled with lower third-party transfer station, recycling and landfill volumes of $6.1 million. Declining fuel costs resulted in lower surcharges of $9.3 million and other net decreases of $10.6 million, primarily related to the expiration or divestiture of certain residential collection contracts. Offsetting these decreases were net price increases of $6.0 million, which were adversely affected by commodity pricing declines of $1.9 million, and net increases from acquisitions of $1.2 million.
     The decrease in revenue from our Canadian operations for the nine months ended September 30, 2009 of $27.4 million or 14.3% was primarily due to the unfavorable effect of foreign exchange movements of $24.4 million. After considering foreign exchange rate changes, revenue from our Canadian operations declined $3.0 million or 1.6% as a result of decreases in fuel surcharges of $5.5 million, decreased overall waste volumes of $4.4 million and other decreases of $0.7 million, primarily related to the loss of certain contracts. Offsetting these decreases were net price increases of $7.6 million, which were adversely affected by net commodity pricing declines of $0.5 million.

Cost of Operations
     Cost of operations was $71.2 million and $82.5 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $11.3 million or 13.7%. As a percentage of revenue, cost of operations was 63.3% and 65.6% for the three months ended September 30, 2009 and 2008, respectively.
     The decrease in cost of operations from our Florida operations for the three months ended September 30, 2009 of $7.3 million or 19.1% was due to lower labor costs of $2.4 million resulting from route reductions and consolidations, decreased fuel costs of $2.0 million, lower costs for third-party disposal due to overall lower collection volumes of $1.6 million and decreases in other operating costs of $1.3 million. As a percentage of revenue, cost of operations for our Florida operations was 60.7% and 65.2% for the three months ended September 30, 2009 and 2008, respectively. The improvement in our domestic gross margin is primarily due to cost controls implemented in the fourth quarter of 2008, which continued into 2009.
     The decrease in cost of operations from our Canadian operations for the three months ended September 30, 2009 of $4.0 million or 9.1% was primarily due to the favorable effect of foreign exchange movements of $2.7 million. After considering foreign exchange rate changes, cost of operations from our Canadian operations decreased $1.3 million or 3.0%, which primarily relates to decreased fuel costs of $1.7 million and decreased disposal costs of $1.3 million resulting from increased internalization in Western Canada, offset by increased labor costs of $0.7 million and increased repair, maintenance and other cost increases of $1.0 million. As a percentage of revenue, cost of operations for our Canadian operations was 65.5% and 66.0% for the three months ended September 30, 2009 and 2008, respectively.
     Cost of operations was $203.9 million and $242.7 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $38.8 million or 16.0%. As a percentage of revenue, cost of operations was 64.6% and 65.5% for the nine months ended September 30, 2009 and 2008, respectively.
     The decrease in cost of operations from our Florida operations for the nine months ended September 30, 2009 of $22.2 million or 19.0% was due to lower labor costs of $6.8 million resulting from route reductions and consolidations, lower costs for third-party disposal due to overall lower collection volumes of $6.0 million, decreased fuel costs of $5.9 million and decreases in other operating costs of $3.5 million. As a percentage of revenue, cost of operations for our Florida operations was 62.2% and 65.0% for the nine months ended September 30, 2009 and 2008, respectively. The improvement in our domestic gross margin is primarily due to cost controls implemented in the fourth quarter of 2008, which continued into 2009.
     The decrease in cost of operations from our Canadian operations for the nine months ended September 30, 2009 of $16.6 million or 13.2% was primarily due to the favorable effect of foreign exchange movements of $16.3 million. After considering foreign exchange rate changes, cost of operations from our Canadian operations was relatively flat as decreased fuel costs of $4.6 million were offset by increased labor costs of $2.1 million and repair, maintenance and other cost increases of $2.2 million. As a percentage of revenue, cost of operations for our Canadian operations was 66.8% and 65.9% for the nine months ended September 30, 2009 and 2008, respectively. The decline in our Canadian gross margin is primarily due to lower margin waste streams disposed of at our facilities and higher operating costs, as previously discussed.
Selling, General and Administrative Expense
     Selling, general and administrative expense was $13.1 million and $15.1 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $2.0 million or 13.2%. As a percentage of revenue, selling, general and administrative expense was 11.6% and 12.0% for the three months ended September 30, 2009 and 2008, respectively. The overall decrease in selling, general and administrative expense was affected by a restructuring of corporate overhead and other administrative and operational functions that we completed during the fourth quarter of 2008, which is more fully described in our annual report on Form 10-K for the year ended December 31, 2008. These restructuring efforts are the primary driver of the overall decrease in selling, general and administrative costs. Salaries and related benefits declined $1.1 million as a result of these restructuring efforts as well as reduced expense relative to our employee bonus program. Stock-based compensation expense also decreased $0.5 million as we had incurred higher costs relative to certain option grants in the third quarter of 2008 that did not recur in 2009. The favorable effect of foreign exchange movements was $0.4 million.

     Selling, general and administrative expense was $39.0 million and $47.9 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $8.9 million or 18.6%. As a percentage of revenue, selling, general and administrative expense was 12.4% and 12.9% for the nine months ended September 30, 2009 and 2008, respectively. The overall decrease in selling, general and administrative expense was affected by the restructuring of corporate overhead and other administrative and operational functions, which is discussed above and more fully described in our annual report on Form 10-K for the year ended December 31, 2008. These restructuring efforts are the primary driver of the overall decrease in selling, general and administrative costs. Salaries and related benefits declined $5.0 million as a result of these restructuring efforts as well as reduced expense relative to our employee bonus program. Stock-based compensation expense also decreased $0.5 million as we had incurred higher costs relative to certain option grants in the second and third quarters of 2008 that did not recur in 2009. The favorable effect of foreign exchange movements was $3.0 million.
Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $10.9 million and $11.5 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $0.6 million or 4.9%. As a percentage of revenue, depreciation, depletion and amortization was 9.8% and 9.1% for the three months ended September 30, 2009 and 2008, respectively. Amortization of intangible assets decreased $0.3 million primarily due to lower amortization associated with our customer relationship intangible assets. Foreign exchange rate movements had a favorable effect of $0.3 million. Landfill depletion rates for our U.S. landfills ranged from $5.66 to $6.09 per ton and $4.02 to $6.16 per ton during the three months ended September 30, 2009 and 2008, respectively. Landfill depletion rates for our Canadian landfills ranged from C$0.66 to C$8.01 per tonne and C$2.99 to C$7.28 per tonne during the three months ended September 30, 2009 and 2008, respectively.
     Depreciation, depletion and amortization was $32.0 million and $34.8 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $2.8 million or 8.1%. As a percentage of revenue, depreciation, depletion and amortization was 10.1% and 9.4% for the nine months ended September 30, 2009 and 2008, respectively. Foreign exchange rate movements had a favorable effect of $1.9 million. Amortization of intangible assets decreased $1.0 million primarily due to lower amortization associated with our customer relationship intangible assets. The decreased expense also relates to decreased landfill depletion of $0.6 million, which is primarily due to decreased disposal volumes at our domestic landfills. Landfill depletion rates for our U.S. landfills ranged from $5.66 to $6.09 per ton and $4.02 to $6.16 per ton during the nine months ended September 30, 2009 and 2008, respectively. Landfill depletion rates for our Canadian landfills ranged from C$0.66 to C$8.01 per tonne and C$2.99 to C$7.28 per tonne during the nine months ended September 30, 2009 and 2008, respectively.
Loss (Gain) on Sale of Property and Equipment, Foreign Exchange and Other
     Loss (gain) on sale of property and equipment, foreign exchange and other was less than $(0.1) million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $(2.5) million and $(0.3) million for the nine months ended September 30, 2009 and 2008, respectively. Foreign exchange loss or gain relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars.
     During the first quarter of 2009, we sold certain land and buildings under the terms of a lease purchase option entered into with the purchaser of our Jacksonville, Florida operations. The purchase price for the land and buildings was $6.0 million with an associated gain on sale of $3.3 million, which is the primary driver of the increase in gain on sale of property and equipment, foreign exchange and other for the nine months ended September 30, 2009 compared to the same period in the previous year.

Interest Expense
     The components of interest expense for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Senior Secured Credit Facilities	$2,116	$2,990	$6,528	$10,925
Senior Subordinated Notes	3,932	3,800	11,532	11,400
Amortization of debt issue costs and discounts	896	492	2,593	2,008
Other interest expense	584	448	1,765	1,437

	$7,528	$7,730	$22,418	$25,770

     Interest expense was $7.5 million and $7.7 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $0.2 million or 2.6%. Interest expense on the Senior Secured Credit Facilities decreased $0.9 million for the three months ended September 30, 2009 due primarily to lower average interest rates and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 4.1% and 5.1% for the three months ended September 30, 2009 and 2008, respectively and 4.1% for our Canadian dollar denominated Senior Secured Credit Facilities, which were first established in October 2008, for the three months ended September 30, 2009. Partially offsetting the lower amounts of interest expense incurred on our Senior Secured Credit Facilities was increased amortization of debt issue costs and discounts, which relates to the refinancing of our Senior Secured Credit Facilities in October 2008, which is discussed in further detail below.
     Interest expense was $22.4 million and $25.8 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $3.4 million or 13.0%. Interest expense on the Senior Secured Credit Facilities decreased $4.4 million for the nine months ended September 30, 2009 due primarily to lower average interest rates and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 4.1% and 6.1% for the nine months ended September 30, 2009 and 2008, respectively and 4.3% for our Canadian dollar denominated Senior Secured Credit Facilities for the nine months ended September 30, 2009.
     Interest expense on the Senior Subordinated Notes increased $0.1 million for both the three and nine months ended September 30, 2009 due to interest on an additional $50.0 million aggregate principal of Senior Subordinated Notes that were issued on September 21, 2009, which is described in further detail elsewhere in this report. We expect to incur additional annual interest expense of $4.8 million relative to these additional notes.
     In March 2008, we used $42.5 million of proceeds from the sale of our Jacksonville, Florida operations to make a prepayment of the term notes under our Senior Secured Credit Facilities. As such, we expensed $0.5 million of unamortized debt issue cost related to the retirement.
Change in Fair Value of Warrants
     Effective January 1, 2009 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 2,383,333 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a strike price of $9.00 per share and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital to beginning accumulated deficit $11.4 million, as a cumulative effect adjustment, and $2.4 million to a long-term warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants declined to $0.3 million as of September 30, 2009. We recognized a gain of $0.7 million and $2.1 million from the change in fair value of these warrants for the three and nine months ended September 30, 2009, respectively.

Income Tax Provision (Benefit)
     The provision for income taxes for the three months ended September 30, 2009 was $3.7 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $1.9 million provision for our Canadian operations. The provision for income taxes for the nine months ended September 30, 2009 was $8.8 million, which was comprised of a $5.3 million provision for our U.S. operations and parent company and a $3.5 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. In recording the valuation allowance, we considered our historical operating results, a five year forecast of future operations and future reversals of our existing temporary differences. As of the date of this filing, there are no material tax planning strategies being considered that would trigger realization of the U.S. net operating losses. Given the history of operating losses in the U.S., the future reversals of temporary differences and the magnitude of the net operating loss carry-forward, we concluded as of September 30, 2009 that it is more likely than not that the U.S. deferred tax assets would not be recovered from future U.S. taxable income and accordingly, we believe a full valuation allowance against these deferred tax assets continues to be necessary. As of September 30, 2009, our valuation allowance totaled $58.7 million, of which $51.6 million relates to our U.S. operations.
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
     We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective tax rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2009, our Canadian statutory rate will approximate 32.0%. However, as a result of stock-based compensation, our effective rate is expected to approximate 32.0% to 34.0%. For the three and nine months ended September 30, 2009, we paid C$1.3 million and C$5.2 million, respectively, relative to both our actual 2008 and estimated 2009 tax liabilities in Canada. We expect our estimated tax payments to approximate C$1.0 million for the fourth quarter of 2009. Included in our provision for income taxes for our Canadian operations for the second quarter of 2009 is a C$1.2 million benefit, which relates to the release of the valuation allowance on the non-capital loss carryforwards of our subsidiary, Capital Environmental Holdings Company (“Holdings”), that can now be utilized as a result of the amalgamation of Holdings and its wholly-owned subsidiary, Waste Services (CA) Inc., which was planned during the second quarter of 2009 following the exchange of all remaining exchangeable shares of Waste Services (CA) Inc., not owned by affiliates and was completed during the third quarter of 2009.
     The provision for income taxes from continuing operations for the three months ended September 30, 2008 was $5.3 million, which was comprised of a $1.7 million provision for our U.S. operations and parent company and a $3.6 million provision for our Canadian operations. The provision for income taxes from continuing operations for the nine months ended September 30, 2008 was $6.9 million, which was comprised of a $2.0 million benefit for our U.S. operations and parent company and an $8.9 million provision for our Canadian operations. The benefit for income taxes from continuing operations for our US operations for the nine months ended September 30, 2008 was primarily the result of the gain on sale of our Jacksonville, Florida operations as we benefited $4.8 million of our previously fully reserved net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill.

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
Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either Waste Services, Inc. and our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to Waste Services, Inc. and C$132.2 million to Waste Services (CA) Inc. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of September 30, 2009, there was C$6.0 million outstanding on the Canadian dollar denominated revolving credit facility and $11.6 million and C$14.0 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of September 30, 2009, no amounts were drawn on our U.S. dollar denominated revolving credit facility and we had unused availability of $109.8 million under our revolving credit facilities, subject to certain conditions. As of October 26, 2009, there was $39.0 million and C$10.0 million drawn on the revolving credit facility and $11.6 million and C$13.9 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively and we had unused availability of $67.2 million under our revolving credit facilities, subject to certain conditions.
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

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio
Third quarter - 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Fourth quarter - 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
First quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Second quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Third quarter - 2010	4.00 : 1.00	2.75 : 1.00	2.75 : 1.00
     As of September 30, 2009, the actual ratios achieved for the financial covenants in the above table are as follows: Maximum Consolidated Leverage Ratio — 3.86 to 1.00; Maximum Consolidated Senior Secured Leverage Ratio — 1.73 to 1.00; and Minimum Consolidated Interest Coverage Ratio — 3.45 to 1.00. As of September 30, 2009, we were in compliance with the financial covenants of our Credit Facilities and we expect to be in compliance with the financial covenants of our Credit Facilities in future periods.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of September 30, 2009 approximates $5.9 million and accretes interest at 7.8%. The note is secured by a transfer station and related permit.

Senior Subordinated Notes
     On April 30, 2004, we completed a private offering of 9 1/2% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2014 for gross proceeds of $160.0 million. On September 21, 2009 we completed an additional private placement of $50.0 million aggregate principal of our Senior Subordinated Notes, with terms identical to the initial offering. This additional private placement resulted in gross proceeds of $49.5 million with an additional $2.1 million received from the purchasers for accrued interest. The Senior Subordinated Notes mature on April 15, 2014. Interest on the Senior Subordinated Notes is payable semiannually on October 15 and April 15. The Senior Subordinated Notes are redeemable, in whole or in part, at our option, on or after April 15, 2009, at a redemption price of 104.75% of the principal amount, declining ratably in annual increments to par on or after April 15, 2012, together with accrued interest to the redemption date. Upon a change of control, as such term is defined in the Indenture, we are required to offer to repurchase all the Senior Subordinated Notes at 101.0% of the principal amount, together with accrued interest and liquidated damages, if any, and obtain the consent of our senior lenders to such payment or repay indebtedness under our Credit Facilities.
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
     The indenture relating to our Senior Subordinated Notes contains cross default provisions (i) should we fail to pay the principal amount of other indebtedness when due (after applicable grace periods) or the maturity date of that indebtedness is accelerated and the amount in question is $10.0 million or more or (ii) should we fail to pay judgments in excess of $10.0 million in the aggregate for more than 60 days.
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of September 30, 2009, we provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $83.2 million to collateralize our obligations, which is comprised of $46.1 million and C$13.4 million of performance and surety bonds or other means of financial assurance and $11.6 million and C$14.0 million of letters of credit. The majority of these obligations are renewed on an annual basis.
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of September 30, 2009 and included in the $83.2 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the nine months ended September 30, 2009 and 2008.
Cash Flows from Operating Activities
     Cash provided by operating activities of our continuing operations was $47.2 million and $48.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash provided by operating activities is primarily due to increased levels of cash used for working capital of $1.6 million. During the first nine months of 2009, we used $3.6 million of cash for working capital changes, which primarily relates to payments made relative to certain accrued expenses, including closure and post closure accruals, restructuring and severance accruals and disposal accruals. During the first nine months of 2008, we used $2.0 million of cash for working capital changes, which primarily relates to taxes paid for our Canadian operations. Cash from operations before working capital changes decreased $0.2 million, primarily as a result of our overall lower revenues during the first nine months of 2009 compared to the prior year, which are discussed elsewhere in this report.
Cash Flows from Investing Activities
     Cash provided by (used in) investing activities of our continuing operations was $(34.8) million and $14.6 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, cash used in investing activities relates to capital expenditures of $24.4 million and cash used in business combinations of $16.7 million, offset by proceeds from the sale of property and equipment, primarily from the sale of the Jacksonville real property, of $6.9 million. For the nine months ended September 30, 2008, cash provided by investing activities relates to the disposal of our Jacksonville, Florida operations, which provided proceeds of $56.7 million, offset by capital expenditures and deposits for business acquisitions. We expect our capital expenditures to range between $30.0 million and $40.0 million for the year ended December 31, 2009.
Cash Flows from Financing Activities
     Cash used in financing activities of our continuing operations was $17.9 million and $43.5 million for the nine months ended September 30, 2009 and 2008, respectively. Cash used in financing activities for the nine months ended September 30, 2009 primarily relates to principal repayments of our Credit Facilities, offset by an additional private placement of $50.0 million aggregate principal of our Senior Subordinated Notes, which we completed on September 21, 2009 and resulted in gross proceeds of $49.5 million with an additional $2.1 million received from the purchasers for accrued interest. Cash used in financing activities for the nine months ended September 30, 2008 primarily relates to a $42.5 million prepayment of our prior Senior Secured Credit Facilities from a portion of the proceeds from the sale of our Jacksonville, Florida operations.
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

Off-Balance Sheet Financing
     We have no off-balance sheet debt or similar obligations, other than our letters of credit and performance and surety bonds discussed previously, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt. We have entered into a put or pay disposal agreement with RCI Environment Inc., Centres de Transbordement et de Valorisation Nord Sud Inc., RCM Environnement Inc. (collectively the “RCI Companies”) and Intersan Inc. pursuant to which we have posted a letter of credit for C$4.0 million to secure our obligations and those of the RCI Companies to Intersan Inc. During the nine months ended September 30, 2009, we were not required to make any payments to Intersan under the Disposal Agreement. The Disposal Agreement will expire on November 22, 2009, at which time our letter of credit also expires. The annual cost to us of maintaining the letter of credit is approximately $0.1 million. Concurrently with the put or pay disposal agreement with the RCI Companies, we entered into a three year agreement with Waste Management of Canada Corporation (formerly Canadian Waste Services Inc.) to allow us to deliver non-hazardous solid waste to their landfill in Michigan, which has expired. Details of these agreements are further described in the notes to our Unaudited Condensed Consolidated Financial Statements and in our annual financial statements for the year ended December 31, 2008, as filed on Form 10-K. The companies within the RCI group are controlled by a director of ours and/or individuals related to that director.
Landfill Sites
     The following table reflects landfill capacity activity for the nine months ended September 30, 2009 for permitted landfills owned by us, which are part of our continuing operations (in thousands of cubic yards):

	Balance,		Changes in		Balance,
	Beginning	Landfills	Engineering	Airspace	End
	of Period	Expanded	Estimates	Consumed	of Period
United States
Permitted capacity	80,025	—	—	(1,456)	78,569
Probable expansion capacity	—	—	—	—	—

Total available airspace	80,025	—	—	(1,456)	78,569

Number of sites	4	—	—	—	4
Canada
Permitted capacity	11,018	4,709	—	(353)	15,374
Probable expansion capacity	4,852	(4,709)	(143)	—	—

Total available airspace	15,870	—	(143)	(353)	15,374

Number of sites	3	—	—	—	3
Total
Permitted capacity	91,043	4,709	—	(1,809)	93,943
Probable expansion capacity	4,852	(4,709)	(143)	—	—

Total available airspace	95,895	—	(143)	(1,809)	93,943

Number of sites	7	—	—	—	7
     As of January 1, 2009, we had deemed 4.9 million cubic yards of expansion capacity at one of our Canadian landfills. During the nine month period ended September 30, 2009, 4.7 million cubic yards of that capacity was formally permitted and as such was reclassified to permitted capacity.

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
New Accounting Pronouncements
     In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that (i) when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability and (ii) that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 28, 2009. We do not anticipate that the adoption of this statement will have a material impact on our financial position and results of operations.
     In June 2009, the FASB issued guidance for determining whether an entity is a variable interest entity (“VIE”). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Enterprises are also required to assess whether they have an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

     In June 2009, the FASB issued guidance that seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
     Effective January 1, 2009 we adopted a new accounting standard that provides guidance for determining whether an instrument or embedded feature is indexed to an entity’s own stock. Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in more detail elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying Unaudited Condensed Consolidated Financial Statements.
     In December 2007, the FASB issued revised guidance for accounting for business combinations, which established the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Previously any changes in valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under this revised guidance, any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Additionally, transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. The provisions of this revised guidance apply prospectively to business combinations consummated on or after January 1, 2009 and we had no transition adjustments on January 1, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates. For the nine months ended September 30, 2009, we estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $2.2 million.
     On October 8, 2008, we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. A portion of the Credit Facilities is denominated and payable in Canadian dollars, which totaled $119.6 million as of September 30, 2009. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar as of September 30, 2009 would increase or decrease the reported amount due under the Credit Facilities by approximately $12.0 million. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease interest expense by approximately $0.5 million for the nine months ended September 30, 2009.
     We are exposed to variable interest rates under our Credit Facilities, which are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. A hypothetical 10.0% change in interest rates relative to our Credit Facilities would increase cash interest expense by approximately $0.2 million for the nine months ended September 30, 2009. We determined this impact by applying the hypothetical change to the weighted average variable interest rate at September 30, 2009 and then assessing this notional rate against the borrowings outstanding as of September 30, 2009.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding our legal proceedings may be found under the “Legal Proceedings” section of Note 14, “Commitments and Contingencies” to our Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report.
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

Exhibit 4.1	Supplemental Indenture dated as of January 5, 2007 to the Notes Indenture among SLD Landfill, Inc., Pro Disposal, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.16 to Form 10-K (000-29555) filed March 5, 2007).

Exhibit 4.2	Supplemental Indenture, dated as of April 12, 2007, among Freedom Recycling Holdings, U.S.A. Recycling Holdings L.L.C., U.S.A. Recycling L.L.C., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 10-Q (000-29555) filed July 26, 2007).

Exhibit 4.3	Supplemental Indenture, dated as of December 30, 2008, among RIP, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee.

Exhibit 10.1	Separation Agreement with Charles Wilcox.

Exhibit 10.2	Credit Agreement dated as of October 8, 2008 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time party hereto, Barclays Capital and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Lead Bookrunners, Bank of America, NA as Syndication Agent, Bosic Inc., Suntrust Bank and The Bank of Nova Scotia as Co-documentation Agents and The Bank of Nova Scotia as Canadian Agent and Canadian Collateral Agent.

Exhibit 10.3	First Amendment to Credit Agreement and First Amendment to Guarantee and US Collateral Agreement, dated as of September 1, 2009, among Waste Services (CA), Inc., Waste Services, Inc., the Subsidiaries of the Borrowers, and Barclays Banks Plc, as administrative agent for the Lenders (Incorporated by reference to Exhibit 20.1 to Form 8-K (000-29555) filed September 16, 2009).

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2009		WASTE SERVICES, INC.
	By:	/s/ DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
President and Chief Executive Officer

	By:	/s/ EDWIN D. JOHNSON
Edwin D. Johnson
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

Exhibit 4.1	Supplemental Indenture dated as of January 5, 2007 to the Notes Indenture among SLD Landfill, Inc., Pro Disposal, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.16 to Form 10-K (000-29555) filed March 5, 2007).

Exhibit 4.2	Supplemental Indenture, dated as of April 12, 2007, among Freedom Recycling Holdings, U.S.A. Recycling Holdings L.L.C., U.S.A. Recycling L.L.C., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 10-Q (000-29555) filed July 26, 2007).

Exhibit 4.3	Supplemental Indenture, dated as of December 30, 2008, among RIP, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee.

Exhibit 10.1	Separation Agreement with Charles Wilcox.

Exhibit 10.2	Credit Agreement dated as of October 8, 2008 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time party hereto, Barclays Capital and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Lead Bookrunners, Bank of America, NA as Syndication Agent, Bosic Inc., Suntrust Bank and The Bank of Nova Scotia as Co-documentation Agents and The Bank of Nova Scotia as Canadian Agent and Canadian Collateral Agent.

Exhibit 10.3	First Amendment to Credit Agreement and First Amendment to Guarantee and US Collateral Agreement, dated as of September 1, 2009, among Waste Services (CA), Inc., Waste Services, Inc., the Subsidiaries of the Borrowers, and Barclays Banks Plc, as administrative agent for the Lenders (Incorporated by reference to Exhibit 20.1 to Form 8-K (000-29555) filed September 16, 2009).

Exhibit 31.1	Section 302 Certification of David Sutherland-Yoest, Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Edwin D. Johnson, Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.