Form 10-K
period 2009-12-31
WASTE SERVICES, INC.
filed 2010-03-02
CIK 1065736

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25955
Waste Services, Inc.
(Successor registrant of Capital Environmental Resource Inc. now known as Waste Services (CA) Inc.)
(Exact name of registrant as defined in its charter)

Delaware State or other jurisdiction of incorporation or organization	01-0780204 (I.R.S. Employer Identification No.)

1122 International Blvd. Suite 601, Burlington, Ontario Canada (Address of principal executive offices)	L7L 6Z8 (Zip Code)

Registrant’s telephone number, including area code:
(905) 319-1237

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was $133.6 million based on the closing price of the Registrant’s Common Shares as quoted on the NASDAQ Stock Market LLC as of that date.

The number of Common Shares of the Registrant outstanding as of February 22, 2010 was 46,253,107.

DOCUMENTS INCORPORATED BY REFERENCE — None

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

Such statements reflect our current views regarding future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause the actual results, performance or achievements to be materially different from any future results, performance or achievements that forward-looking statements may express or imply, including, among others:

•	effect on our business resulting from uncertainties surrounding the proposed merger with IESI-BFC Ltd. and costs associated with the proposed merger;

•	our substantial indebtedness and the significant restrictive covenants in our various credit facilities and our ability to finance acquisitions and/or capital expenditures with cash on hand, debt or equity offerings;

•	our ability to pay principal debt amounts due at maturity;

•	our business is capital intensive and may consume cash in excess of cash flow from operations and borrowings;

•	our ability to vertically integrate our operations;

•	our ability to maintain and perform our financial assurance obligations;

•	changes in regulations affecting our business and costs of compliance;

•	revocation of existing permits and licenses or the refusal to renew or grant new permits and licenses, which are required to enable us to operate our business or implement our growth strategy;

•	our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally as well as weather related events that may impact our operations;

•	construction, equipment delivery or permitting delays for our transfer stations or landfills;

•	our ability to successfully implement our corporate strategy and integrate any acquisitions we undertake;

•	our ability to negotiate renewals of existing service agreements at favorable rates;

•	our ability to enhance profitability of certain aspects of our operations in markets where we are not internalized through either divestiture or asset swaps;

•	costs and risks associated with litigation; and

•	changes in general business and economic conditions, commodity pricing, exchange rates, the financial markets and accounting standards or pronouncements.

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

Overview

Waste Services, Inc. and its wholly owned subsidiaries (collectively, “Waste Services,” “we,” “us” or “our”) is a multi-regional, integrated solid waste services company. Waste Services, Inc. is a holding company and all of our operations are conducted by our subsidiaries. We provide collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers in the United States and Canada. All statistics and data presented in this annual report are as of December 31, 2009 unless otherwise indicated. We service an estimated 86,100 commercial and industrial customers and an estimated 7.2 million residential homes. We operate seven landfills, 21 transfer stations, 13 recycling facilities and 34 collection operations.

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

Proposed Merger with IESI-BFC

On November 11, 2009, we entered into a merger agreement with IESI-BFC Ltd. (“IESI-BFC”), which provides for IESI-BFC to acquire us. IESI-BFC, through its subsidiaries, is one of North America’s largest full-service waste management companies, providing non-hazardous solid waste collection and landfill disposal services to commercial, industrial, municipal and residential customers in ten states and the District of the Columbia in the U.S., and five Canadian provinces.

On January 19, 2010, IESI-BFC filed a registration statement with the SEC that included a preliminary proxy statement for the merger. Waste Services and IESI-BFC are working to complete the merger as quickly as practicable and we currently expect the merger to be completed during the second calendar quarter of 2010. However, neither Waste Services nor IESI-BFC can predict the effective time of the merger because it is subject to conditions beyond each company’s control, including approval of the merger by our stockholders and necessary regulatory approvals. If the merger is completed, each of our shareholders will receive 0.5833 IESI-BFC common shares (plus cash in lieu of any fractional share interests) for each share of our common stock held immediately prior to the completion of the merger, subject to adjustment to reflect certain changes in the number of common shares of IESI-BFC outstanding before the merger is completed.

If the merger agreement is terminated under certain circumstances, including circumstances involving the acceptance of a superior acquisition proposal by us or a change in recommendation by our board of directors or an intentional breach by us, we will be required to pay IESI-BFC a termination fee of $11.0 million, plus all out-of-pocket costs up to a maximum of $3.5 million for professional and advisory services and other expenses reasonably incurred by IESI-BFC in connection with the merger. Upon termination of the merger agreement by us resulting from IESI-BFC’s intentional breach of the merger agreement, IESI-BFC will be required to pay us $11.0 million plus an amount equal to all out-of-pocket costs up to $3.5 million for professional and advisory services and other expenses reasonably incurred by us in connection with the merger. Waste Services or IESI-BFC may be required to pay the other party an expense reimbursement amount of up to $3.5 million in certain other specified circumstances.

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

A summary of our collection, transfer station, recycling and landfill disposal facilities as of December 31, 2009 is as follows:

	Eastern	Western	Total
	Canada	Canada	Canada	Florida	Total

Collection operations	14	10	24	10	34
Transfer stations	9	2	11	10	21
Recycling facilities	5	1	6	7	13
Landfills	1	2	3	4	7

Collection Services

We provide collection services to approximately 86,100 commercial and industrial customers and service approximately 7.2 million residential homes. We have a front-line collection fleet size of approximately 1,230 vehicles with an average fleet age of approximately 6.7 years.

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

Other Specialized Services

We offer other specialized services consisting primarily of sales and leasing of compactor equipment, portable toilet services for special events or construction sites and waste audits.

Local/Regional Operating Structure

We manage our business on a local/regional basis. Each of our operating regions also has a number of operating districts where the business is managed on a local basis. From a management perspective, each region (Florida, Eastern Canada and Western Canada) has a regional executive who reports to our President and Chief Executive Officer. Reporting to the regional executives are local managers who are responsible for the day-to-day operations of their districts, including supervising their sales force, maintaining service quality, implementing our health and safety and environmental programs and overseeing contract administration. Local managers work closely with the regional executives to execute business plans and identify business development opportunities. This structure is designed to provide decision-making authority to our local managers who are closest to the needs of the customers they serve in the community. This localized approach allows us to quickly identify and address customer needs, manage local operating dynamics and take advantage of market opportunities.

Sales and Marketing

We market our services on a decentralized basis principally through our local managers and direct sales representatives. Our sales representatives visit customers on a regular basis and call upon potential new customers within a specified territory or service area. These sales representatives receive a portion of their compensation based on meeting certain incentive targets. We have a diverse customer base, with no single contract or customer representing more than 3.5% of consolidated revenue for the year ended December 31, 2009 and no single contract or customer representing more than 2.5% of consolidated revenue for the years ended December 31, 2008 and 2007.

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

The U.S. non-hazardous solid waste industry currently includes two large national waste companies: Waste Management, Inc. and Republic Services, Inc. Waste Management of Canada Corporation and IESI-BFC are our significant competitors in Canada.

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

The Clean Air Act of 1970, as amended, or Clean Air Act, regulates emissions of air pollutants. The Florida Department of Environmental Protection (“FDEP”) has developed air quality standards that apply to our landfills and require us to obtain emission permits. The EPA has also issued standards regulating the disposal of asbestos containing materials under the Clean Air Act. Our disposal and collection operations are required to meet certain permitting and emission requirements under the Clean Air Act. We may be required to install methane gas recovery systems at our landfills to meet emission standards under the Clean Air Act.

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

There has been an increasing trend to mandate and encourage waste reduction at the source and waste recycling, and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires into landfills. In Ontario, the provincial government is currently reviewing and considering significant changes to the Waste Diversion Act including placing responsibility on the producers of products and packaging for the management of their products at the end of their life cycle. The enactment of these types of regulations that could reduce the volume and types of waste available for transport to and disposal in landfills could affect the ability of our transfer stations and landfills to operate at full capacity, which would negatively impact our operating results.

Employees

As of December 31, 2009, we employed approximately 2,090 full-time employees, including approximately 75 persons categorized as professionals or managers, approximately 1,740 employees involved in collection, transfer, disposal and recycling operations and approximately 275 sales, clerical, data processing or other administrative employees. In Canada, non-salaried employees in 15 of our 24 collection operations are governed by collective agreements, four of which are to be renewed or negotiated in 2010. We are not aware of any other current organizing efforts among our non-unionized employees and believe that relations with our employees are good.

Item 1A.	Risk Factors

Failure to complete the merger with IESI-BFC could negatively impact our stock price and our future business and financial results.

If the merger with IESI-BFC is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we will be subject to a number of risks, including the following:

•	we may be required to pay IESI-BFC a termination fee of $11 million plus an amount equal to all out-of-pocket costs up to $3.5 million for expenses incurred by IESI-BFC in connection with the merger if the merger agreement is terminated under certain circumstances;

•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed; and

•	matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

We also could be subject to litigation related to the merger or any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our respective obligations under the merger agreement. The price of our common stock may decline to the extent that the current market price of our stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in our business. In addition, our business may be harmed, and the price of our stock may decline as a result, to the extent that employees and any third parties remain uncertain about our future prospects in the absence of the merger. Similarly, our current and prospective employees may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities that could adversely affect us if the merger is not completed. This may adversely affect our ability to attract and retain key personnel, which could harm our business and results. If the merger is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

Our indebtedness may make us more vulnerable to unfavorable economic conditions and competitive pressures, limit our ability to borrow additional funds, require us to dedicate or reserve a large portion of cash flow from operations to service debt, and limit our ability to take actions that would increase our revenue and execute our growth strategy

As of December 31, 2009, we had total outstanding debt and capital lease obligations of $402.0 million. Our debt is primarily comprised of (i) our Senior Secured Credit Facilities, which consist of a revolving credit facility of $124.8 million, which is available to our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations; and term loans of $36.9 million to our U.S. operations and C$122.3 million to our Canadian operations; (ii) other secured and unsecured notes payable of $9.0 million and (iii) $210.0 million 9 1/2% senior subordinated notes due 2014. The revolver commitments under our Senior Secured Credit Facilities terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Senior Secured Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and have the guarantee of our domestic and foreign subsidiaries.

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

Our acquisition strategy may be unsuccessful if we are unable to identify and complete future acquisitions and integrate acquired assets or businesses and this subjects us to risks that may have a material adverse effect on our results of operations

Part of our strategy to expand our business and increase our revenue and profitability is to pursue the acquisition of disposal-based and collection assets and businesses. We have identified a number of acquisition candidates, both in the United States and Canada. However, we may not be able to acquire these candidates at prices or on terms and conditions that are favorable to us. We expect to finance future acquisitions through a combination of seller financing, cash from operations, borrowings under our financing facilities or issuing additional equity or debt securities. Furthermore, prior to the time the merger with IESI-BFC is consummated, we are required to obtain approval from IESI-BFC for certain acquisitions. Our ability to execute our acquisition strategy also depends upon other factors, including our ability to obtain financing on favorable terms, the successful integration of acquired businesses and our ability to effectively compete in the new markets we enter.

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

Our Canadian operations subject us to currency translation risk, which could cause our results to fluctuate significantly from period to period

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re- measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates.

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

The following table summarizes the real properties used in our operations as of December 31, 2009:

		Collection	Transfer	Recycling
	Administrative	Operations	Stations	Facilities	Landfills

Owned	—	17	13	8	7
Leased	1	17	8	5	—

Total	1	34	21	13	7

We use approximately 1,230 front-line waste collection vehicles in our operations. We believe that our vehicles, equipment and operating properties are adequate for our current operations. However, we expect to continue to make investments in additional equipment and property for expansion, replacement of assets and in connection with future acquisitions.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Our common shares are listed on the NASDAQ Stock Market LLC, as traded under the symbol “WSII”. The following table provides high and low common share price information for each quarter within our last two fiscal years:

	High	Low

Year ended December 31, 2009
First Quarter	$6.85	$3.87
Second Quarter	6.15	4.15
Third Quarter	5.54	4.20
Fourth Quarter	9.31	4.54
Year ended December 31, 2008
First Quarter	$9.76	$7.60
Second Quarter	8.42	6.75
Third Quarter	9.55	6.52
Fourth Quarter	8.00	5.20

Holders

As of February 22, 2010, there were 91 holders of record of our common shares.

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

Repurchases of Securities

None.

Performance graph

The following graph compares the cumulative total stockholder return from December 31, 2004 through December 31, 2009 for our common stock, the NASDAQ Composite Index and a peer group of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and the returns of each company in the NASDAQ Composite Index and the peer group have been weighted to reflect relative stock market capitalization. The graph assumes that $100 was invested on December 31, 2004, in each of Waste Services’ common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the peer group.

(1)	We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. The Peer Group is comprised of representative companies within the solid waste management industry whose common stock is publicly-traded. The Peer Group for 2009 consists of Casella Waste Systems, Inc., Republic Services, Inc., Waste Connections, Inc., and Waste Management, Inc.

Item 6.	Selected Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated and are qualified by reference to, and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, which are included elsewhere in this annual report, especially Notes 4 and 5 as they relate to our business combinations and dispositions, and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” On June 30, 2006, we effected a reverse one for three split of our common stock. The reverse split has been retroactively applied to all applicable information to the earliest period presented. The financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for each of the years then ended have been derived from our Consolidated Financial Statements and have been prepared in accordance with accounting principles generally accepted in the United States.

	For Each of the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands of U.S. dollars, except per share amounts)

Statement of Operations and Cash Flow Data:
Revenue	$434,515	$473,029	$461,447	$362,672	$327,163
Income from operations	56,701	41,659	40,813	13,272	8,919
Income (loss) from continuing operations	14,054	(1,956)	(14,303)	(49,530)	(51,596)
Income from discontinued operations net of income tax provision of nil, $266, nil, $652 and $852 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively	—	409	2,796	999	1,306
Gain (loss) on sale of discontinued operations, net of income tax provision of $7,255 for the year ended December 31, 2008 and nil for all other years	—	11,110	(11,607)	—	—
Net income (loss)	14,054	9,563	(23,114)	(48,531)	(50,290)
Earnings (loss) per share, basic and diluted — continuing operations	$0.30	$(0.04)	$(0.31)	$(1.40)	$(1.57)
Earnings (loss) per share, basic and diluted — discontinued operations	—	0.25	(0.19)	0.03	0.04
Earnings (loss) per share — basic and diluted	0.30	0.21	(0.50)	(1.37)	(1.53)
Weighted average common shares outstanding —
Basic	46,218	46,079	46,007	35,354	32,880
Diluted	46,325	46,079	46,007	35,354	32,880
Cash flows from operating activities of
continuing operations	$64,353	$56,051	$54,677	$26,668	$14,372
Capital expenditures for continuing operations	32,212	48,066	57,557	39,747	25,455
Average exchange rate C$ to US$	$0.8757	$0.9381	$0.9303	$0.8817	$0.8255

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands of U.S. dollars, except exchange rate data)

Balance Sheet Data:
Cash	$3,699	$7,227	$20,706	$8,532	$8,885
Property, equipment and landfill sites, net	400,847	385,432	383,049	322,574	219,202
Goodwill and other intangible assets, net	419,439	372,886	397,766	323,939	281,287
Total assets	914,992	840,927	938,488	865,063	728,389
Total debt and capital lease obligations (exclusive of cumulative mandatorily redeemable Preferred Stock)	402,022	372,952	445,539	410,353	286,669
Cumulative mandatorily redeemable Preferred Stock	—	—	—	—	84,971
Total shareholders’ equity	359,348	335,018	350,595	339,357	264,491
Year end exchange rate C$ to US$	$0.9515	$0.8210	$1.0088	$0.8581	$0.8598

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Material recovery facilities generate revenue from the sale of recyclable commodities. In an effort to reduce our exposure to commodity price fluctuations on recycled materials, where competitive pressures permit, we charge collection or processing fees for recycling volume collected from our customers. However, sustained declines in the price of recycled commodities, including but not limited to, aluminum, used corrugated cardboard or newsprint would lower our revenue from such commodities and adversely affect our margins and profitability.

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

Recent Developments

Proposed Merger with IESI-BFC

On November 11, 2009, we entered into a merger agreement with IESI-BFC Ltd. (“IESI-BFC”), which provides for IESI-BFC to acquire us. IESI-BFC, through its subsidiaries, is one of North America’s largest full-service waste management companies, providing non-hazardous solid waste collection and landfill disposal services to commercial, industrial, municipal and residential customers in ten states and the District of the Columbia in the U.S., and five Canadian provinces.

On January 19, 2010, IESI-BFC filed a registration statement with the SEC that included a preliminary proxy statement for such merger. Waste Services and IESI-BFC are working to complete the merger as quickly as practicable and we currently expect the merger to be completed during the second calendar quarter of 2010. However, neither Waste Services nor IESI-BFC can predict the effective time of the merger because it is subject to conditions beyond each company’s control, including approval of the merger by our stockholders and necessary regulatory approvals. If the merger is completed, each of our shareholders will receive 0.5833 IESI-BFC common shares (plus cash in lieu of any fractional share interests) for each share of our common stock held immediately prior to the completion of the merger, subject to adjustment to reflect certain changes in the number of common shares of IESI-BFC outstanding before the merger is completed.

If the merger agreement is terminated under certain circumstances, including circumstances involving the acceptance of a superior acquisition proposal by us or a change in recommendation by our board of directors or an intentional breach by us, we will be required to pay IESI-BFC a termination fee of $11.0 million, plus all out-of-pocket costs up to a maximum of $3.5 million for professional and advisory services and other expenses reasonably incurred by IESI-BFC in connection with the merger. Upon termination of the merger agreement by us resulting from IESI-BFC’s intentional breach of the merger agreement, IESI-BFC will be required to pay us $11.0 million plus an amount equal to all out-of-pocket costs up to $3.5 million for professional and advisory services and other expenses reasonably incurred by us in connection with the merger. Waste Services or IESI-BFC may be required to pay the other party an expense reimbursement amount of up to $3.5 million in certain other specified circumstances.

Acquisitions and Dispositions

In January 2010, we acquired a permitted construction and demolition transfer station in Miami-Dade County, Florida from County Recycling and Waste Transfer for approximately $4.4 million in cash. We intend to use this facility as a platform to build our roll-off business in Miami-Dade County, Florida and to internalize the waste volume into our existing landfill facilities.

In January 2010, we acquired three material recovery facilities located on Vancouver Island, British Columbia from Vancouver Island Recycling Services for C$3.5 million in cash. This acquisition allows us to have more control over the marketing, sales and disposal of recyclables collected in our Vancouver Island operations.

In October 2009, we acquired Republic Services’ operations in Miami-Dade County, Florida for $32.0 million in cash plus an adjustment for working capital. We are internalizing waste volumes from this acquisition into our existing transfer station and landfill facilities.

In September 2009, we acquired the Miami-Dade County, Florida hauling operations of DisposAll of South Florida, Inc. (“DisposAll”) for approximately $15.6 million, of which $1.3 million was paid by way of a disposal credit for future fees charged to DisposAll for waste disposed at certain of our transfer station and landfill facilities. We are internalizing the waste flow from this acquisition into our existing transfer station and landfill facilities.

During 2009, we also acquired five separate “tuck-in” hauling operations in Florida for an aggregate purchase price of $3.6 million. We are internalizing construction and demolition waste volumes associated with these acquisitions into certain of our existing transfer station and landfill facilities.

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

In December 2008, we acquired the assets of Commercial Clean-up Enterprises, Inc., a construction and demolition hauling operation in Fort Myers, Florida, for a total purchase price of $6.1 million, of which $1.6 million is deferred and payable as we collect waste volumes from our pre-existing waste streams within the counties of Charlotte, Lee and Collier, Florida. We are internalizing the waste volumes associated with this acquisition to our SLD Landfill in southwest Florida.

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which was exercised in 2009. Also at the time of close, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement.

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

We have presented the net assets and operations of our Jacksonville, Florida operations, Texas operations and Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $4.7 million and $37.1 million for the years ended December 31, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was $0.7 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. The income tax provision for discontinued operations was $0.3 million and nil for the years ended December 31, 2008 and 2007, respectively. The decrease in pre-tax net income from discontinued operations for 2008 compared to 2007 relates primarily to the exclusion of our Jacksonville, Florida operations for all but the first two months of 2008. During 2008, we recognized a pre-tax gain on disposal of $18.4 million relative to the sale of the Jacksonville, Florida operations and an associated income tax provision of $7.3 million. During 2007, we recognized a loss on disposal of $12.4 million relative to the sale of our Texas operations and a gain on disposal of $0.8 million relative to the sale of our Arizona operations. No income tax provision or benefit has been attributed to the Texas or Arizona disposals. Included in the calculation of the gain on disposal for the Jacksonville, Florida operations and Arizona operations was $23.6 million and $21.0 million of goodwill, respectively. There was no goodwill allocable to our Texas operations.

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

Business Acquisitions and Goodwill

We account for business acquisitions using the purchase method of accounting. In December 2007, the FASB issued revised guidance for accounting for business combinations. As of January 1, 2009 we adopted this revised guidance, which is described more fully elsewhere in this annual report, and have accounted for acquisitions completed after December 31, 2008 in accordance with this revised guidance. The total purchase price of an acquisition is allocated to the underlying net assets based on their respective estimated fair values at the date of acquisition, with any residual amount allocated to goodwill. As part of this allocation process, management must identify and attribute values and estimated lives to intangible assets acquired. Such determinations involve considerable judgment, and often involve the use of significant estimates and assumptions, including those with respect to future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Assets acquired in a business combination that will be re-sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

We test goodwill annually at December 31 for impairment using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment is recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit.

We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we have utilized discounted future cash flows. We may compare the results of fair value calculated using discounted cash flows to other fair value techniques including: (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. There may be instances where these alternative methods provide a more accurate measure or indication of fair value. We passed the step one test for all reporting units for our annual impairment tests as of December 31, 2009, 2008 and 2007 and accordingly, did not proceed to the second step and concluded that goodwill was not impaired.

In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value; or (vi) the testing for recoverability of a significant asset group within the reporting unit.

During the first three quarters of 2009, our market capitalization declined from that of the fourth quarter of 2008 and was below our book value of equity. We considered these declines to be indicators of possible impairment of goodwill. As of March 31, 2009, June 30, 2009 and September 30, 2009, we performed interim step one screens for impairment, which we passed and accordingly, did not proceed to the second step and concluded that goodwill was not impaired.

Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit (revenue has been projected to grow by approximately 3% to 8% with corresponding operating margins ranging from approximately 20% to 35% over the forecast period for the December 2009 impairment test); (ii) future estimated effective tax rates, which we estimated to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimated to range between 10% and 12%; (v) the ability to utilize certain domestic tax attributes; and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity and in part on the estimated rate of inflation, which was approximately 2.5%. There were no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of the impairment tests conducted during 2009, 2008 or 2007.

In preparing our recent interim tests during 2009 and the December 31, 2008 annual test for impairment, we determined that the sum of our reporting unit fair values exceeded our enterprise value. We determined enterprise value by utilizing the fair value of our common shares outstanding using a twenty day weighted average share price to the end of each applicable period. We believe one of the primary reconciling differences between the total fair value of our reporting units and our enterprise value related to control premium. Control premium is the savings and/or synergies a market participant could realize by obtaining control and eliminating duplicative overhead costs and realizing operating efficiencies from the consolidation of routes and internalization of waste streams. Additionally, we believe there were qualitative factors that externally influenced our calculated enterprise value including, but not limited to:

•	The fact that, to a significant extent, our shares are held by insiders and affiliates, reducing market liquidity.

•	The perception that one of our larger shareholders, due to circumstances unrelated to us, was liquidating their position putting pressure on the market price of our shares.

•	We believe that in general, the market had continued to discount the value of common equity, believing that current leverage ratios are not sustainable and companies will be required to refinance debt at higher rates and/or issue additional equity thereby diluting current shareholders. However, as a result of the October 2008 refinancing of our Senior Secured Credit Facilities and September 2009 additional private placement of $50.0 million aggregate principal of our Senior Subordinated Notes, we believe our capital structure has been stable, but such stability was not reflected in our share price.

During the fourth quarter of 2009, our market capitalization and corresponding enterprise value increased, and was greater than our book value as of December 31, 2009. We believe this increase was in part attributable to (i) positive operating results in the third quarter of 2009; (ii) elimination of the market perception that one of our larger stockholders wished to liquidate their position; and (iii) the announcement of the proposed merger with IESI-BFC, which is described more fully elsewhere in this annual report. In preparing our annual impairment test as of December 31, 2009, we also compared the sum of our reporting unit fair values to the consideration contemplated by the proposed merger with IESI-BFC. We noted that the merger consideration currently contemplated did not result in impairment indicators, which is consistent with the results of our testing using discounted cash flows. We will continue to monitor market trends in our business, the related expected cash flows and our calculation of enterprise value for purposes of identifying possible indicators of impairment. Should our market price per share decline below our book value per share in the future, or we have other indicators of impairment, as previously discussed, we will be required to perform future interim step one impairment analysis, which may lead to a step two analysis resulting in a goodwill impairment. Additionally, we would then be required to review our remaining long-lived assets for impairment.

For the December 31, 2009 annual impairment test, we performed a sensitivity analysis on key assumptions used. For the December 31, 2009 test, we noted that a 10% decrease in projected operating margins over the forecast period would result in the requirement to perform a step two analysis for the Florida reporting unit, but would not require a step two analysis for the Eastern Canada or Western Canada reporting units. We also performed a sensitivity analysis on the market weighted average cost of capital and noted that for the December 31, 2009 test, a 10% increase in the market weighted average cost of capital would result in the requirement to perform a step two analysis for the Florida reporting unit, but would not require a step two analysis for the Eastern Canada or Western Canada reporting units.

The estimated fair values of our reporting units, as calculated for the December 31, 2009 impairment test, exceeded the carrying values of the reporting units by approximately 10% to 75%. The Florida reporting unit represented the low end of this range due in part to the severity of the recent economic downturn experienced in the Florida market.

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

Capitalized landfill costs may also include an allocation of the purchase price paid for the landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based on the discounted expected future cash flows of the landfill. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace.

We assess the carrying value of our landfill sites using the same criteria outlined in the Long-Lived Assets section above. There are certain indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

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

Once expansion airspace meets the criteria for inclusion in our calculation of total available disposal capacity, management continuously monitors each site’s progress in obtaining the expansion permit. If at any point it is determined that an expansion area no longer meets the required criteria, the probable expansion airspace is removed from the landfill’s total available capacity and the rates used at the landfill to expense costs to acquire, construct, close and maintain a site during the post-closure period are adjusted accordingly. Depletion rates are affected by changes in engineering estimates, including changes in landfill design, and waste compaction and density.

The following tables reflect landfill capacity activity for permitted landfills owned by us, which are part of our continuing operations. Corrections for actual waste compaction and density realized for each year are made at the end of each year. These tables are exclusive of our landfill sites that were divested as part of the sales of our Jacksonville, Florida operations in March 2008, Texas operations in June 2007 and Arizona operations in March 2007 and are for each of the three years ended December 31, 2009, 2008 and 2007 (in thousands of cubic yards):

	December 31, 2009
	Balance,			Changes in		Balance,
	Beginning	Landfills	Landfills	Engineering	Airspace	End
	of Year	Acquired	Expanded	Estimates	Consumed	of Year

United States
Permitted capacity	80,025	—	—	—	(2,204)	77,821
Probable expansion capacity	—	—	—	—	—	—

Total available airspace	80,025	—	—	—	(2,204)	77,821

Number of sites	4	—	—	—	—	4
Canada
Permitted capacity	11,018	—	4,709	—	(321)	15,406
Probable expansion capacity	4,852	—	(4,709)	(143)	—	—

Total available airspace	15,870	—	—	(143)	(321)	15,406

Number of sites	3	—	—	—	—	3
Total
Permitted capacity	91,043	—	4,709	—	(2,525)	93,227
Probable expansion capacity	4,852	—	(4,709)	(143)	—	—

Total available airspace	95,895	—	—	(143)	(2,525)	93,227

Number of sites	7	—	—	—	—	7

As of January 1, 2009, we had deemed 4.9 million cubic yards of expansion capacity at one of our Canadian landfills. During the year ended December 31, 2009, 4.7 million cubic yards of expansion capacity was formally permitted and as such, it was reclassified to permitted capacity during 2009.

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

Accrued closure and post-closure obligations represent an estimate of the future obligation associated with closure and post-closure monitoring of the solid waste landfills owned by us. Site-specific closure and post-closure engineering cost estimates are prepared for the landfills we own. The impact of changes in estimates, based on an annual update, is accounted for on a prospective basis. We calculate closure and post-closure liabilities by estimating the total future obligation in current dollars, increasing the obligations based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the resultant total to its present value using a credit-adjusted risk-free discount rate of approximately 6.5%. Our 2010 inflation and discount rates are expected to approximate these rates. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post-closure obligations is accrued over the estimated life of the landfill and charged to cost of operations as it is accrued.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In preparing the Consolidated Financial Statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, intangible assets, goodwill and losses for tax and accounting purposes. These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the Consolidated Balance Sheet. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the Consolidated Statements of Operations. Our provision for deferred income taxes is complex; as such you should read our discussion of “Income Tax Provision” contained elsewhere in this Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In July 2006, the FASB issued guidance relative to accounting for uncertainty in income taxes. This guidance applies to all “tax positions” and refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. This guidance further clarifies a tax position to include, but not be limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

This guidance clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from previous practice, whereby companies recognized a tax benefit only if it was probable a tax position would be sustained. This guidance also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months, a description of open tax years by major jurisdictions, and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

As of December 31, 2009 and 2008 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Risk Management

Our U.S.-based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies that underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other factors, the size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2009 we had posted letters of credit with our U.S. insurer of $10.9 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Share-Based Payments

Stock-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2009, 2008 and 2007, stock-based employee compensation expense was $2.9 million, $2.6 million and $2.8 million, respectively.

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

Registration Payment Arrangements

Contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, are separately recognized and measured when they are probable and estimable.

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

Exchange rates for the Canadian dollar to U.S. dollar that are applicable for the periods covered by the accompanying Consolidated Financial Statements are summarized as follows:

As of:
December 31, 2009	$0.9515
December 31, 2008	0.8210
For the years ended:
December 31, 2009	$0.8757
December 31, 2008	0.9381
December 31, 2007	0.9303

Operating Results

Results of Operations for each of the Three Years Ended December 31, 2009, 2008 and 2007

The following tables set forth our consolidated results of operations for each of the three years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009
	Florida		Canada		Total

Revenue	$209,251	100.0%	$225,264	100.0%	$434,515	100.0%
Operating expenses:
Cost of operations	128,489	61.4%	148,976	66.1%	277,465	63.9%
Selling, general and administrative expense	29,466	14.1%	28,875	12.8%	58,341	13.4%
Depreciation, depletion and amortization	26,710	12.8%	17,868	7.9%	44,578	10.3%
Gain on sale of property and equipment,
foreign exchange and other	(2,960)	−1.5%	390	0.3%	(2,570)	−0.6%

Income from operations	$27,546	13.2%	$29,155	12.9%	$56,701	13.0%

	2008
	Florida		Canada		Total

Revenue	$231,352	100.0%	$241,677	100.0%	$473,029	100.0%
Operating expenses:
Cost of operations	148,474	64.2%	160,647	66.5%	309,121	65.3%
Selling, general and administrative expense	30,027	13.0%	29,576	12.2%	59,603	12.6%
Restructuring, severance and related costs	4,673	2.0%	2,198	0.9%	6,871	1.5%
Landfill development project costs	10,267	4.4%	—	0.0%	10,267	2.2%
Depreciation, depletion and amortization	26,145	11.3%	19,203	7.9%	45,348	9.6%
Gain on sale of property and equipment,
foreign exchange and other	(628)	−0.3%	788	0.4%	160	0.0%

Income from operations	$12,394	5.4%	$29,265	12.1%	$41,659	8.8%

	2007
	Florida		Canada		Total

Revenue	$239,384	100.0%	$222,063	100.0%	$461,447	100.0%
Operating expenses:
Cost of operations	154,250	64.4%	147,323	66.3%	301,573	65.3%
Selling, general and administrative expense	32,094	13.4%	28,150	12.7%	60,244	13.1%
Severance and related costs	3,995	1.7%	—	0.0%	3,995	0.9%
Depreciation, depletion and amortization	35,262	14.8%	19,629	8.8%	54,891	11.9%
Gain on sale of property and equipment,
foreign exchange and other	282	0.1%	(351)	−0.1%	(69)	0.0%

Income from operations	$13,501	5.6%	$27,312	12.3%	$40,813	8.8%

Revenue

A summary of our revenue, by service line, for each of the three years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009		2008		2007

Collection	$364,503	74.9%	$390,768	74.6%	$371,700	72.5%
Landfill disposal	45,689	9.4%	47,310	9.0%	59,015	11.5%
Transfer station	65,466	13.5%	65,210	12.5%	62,096	12.1%
Material recovery facilities	9,823	2.0%	18,531	3.5%	18,372	3.6%
Other specialized services	1,115	0.2%	1,760	0.4%	1,259	0.3%

	486,596	100.0%	523,579	100.0%	512,442	100.0%
Intercompany elimination	(52,081)		(50,550)		(50,995)

	$434,515		$473,029		$461,447

Revenue was $434.5 million and $473.0 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $38.5 million or 8.1%. The decrease in revenue from our Florida operations for the year ended December 31, 2009 of $22.1 million or 9.6% was driven by decreased collection volumes, primarily in our industrial and commercial lines of business, of $11.1 million, coupled with lower third-party transfer station, recycling and landfill volumes of $5.2 million. Declining fuel costs resulted in lower surcharges of $9.9 million and other net decreases of $11.0 million, primarily related to the expiration or divestiture of certain residential collection contracts. Offsetting these decreases were net price increases of $8.0 million, which were adversely affected by commodity pricing declines of $1.8 million, and net increases from acquisitions of $7.1 million.

The decrease in revenue from our Canadian operations for the year ended December 31, 2009 of $16.4 million or 6.8% was primarily due to the unfavorable effect of foreign exchange movements of $16.1 million. After considering foreign exchange rate changes, revenue from our Canadian operations declined $0.3 million or 0.1% as a result of decreases in fuel surcharges of $6.2 million, decreased collection volumes, primarily in our industrial and commercial lines of business, of $8.5 million and other decreases of $0.3 million, primarily related to the loss of certain contracts. Offsetting these decreases were net price increases of $10.5 million, which were favorably affected by net commodity pricing increases of $0.4 million, and higher third-party landfill and transfer station volumes of $4.2 million.

Revenue was $473.0 million and $461.4 million for the years ended December 31, 2008 and 2007, respectively, an increase of $11.6 million or 2.5%. The decrease in revenue from our Florida operations for 2008 of $8.0 million or 3.4% was driven by decreased collection, primarily in our industrial and commercial lines of business, third-party transfer station and landfill volumes of $25.7 million and other net decreases of $12.8 million, primarily related to the expiration of certain residential and recycling collection contracts. Offsetting these net decreases were acquisitions net of dispositions of $18.6 million and price increases of $11.9 million, of which $4.2 million related to fuel and environmental surcharges.

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

Cost of Operations

Cost of operations was $277.5 million and $309.1 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $31.6 million or 10.2%. As a percentage of revenue, cost of operations was 63.9% and 65.3% for the years ended December 31, 2009 and 2008, respectively.

The decrease in cost of operations from our Florida operations for the year ended December 31, 2009 of $20.0 million or 13.5% was due to lower labor costs of $6.2 million resulting from route reductions and consolidations, decreased fuel costs of $5.9 million, lower costs for third-party disposal due to overall lower collection volumes of $5.0 million and decreases in other operating costs of $2.9 million. As a percentage of revenue, cost of operations for our Florida operations was 61.4% and 64.2% for the years ended December 31, 2009 and 2008, respectively. The improvement in our domestic gross margin is primarily due to cost controls implemented in the fourth quarter of 2008, which continued into 2009.

The decrease in cost of operations from our Canadian operations for the year ended December 31, 2009 of $11.6 million or 7.3% was primarily due to the favorable effect of foreign exchange movements of $10.6 million. After considering foreign exchange rate changes, cost of operations from our Canadian operations decreased $1.0 million as decreased fuel costs of $4.7 million were offset by increased labor costs of $2.7 million and repair, maintenance and other net cost increases of $1.0 million. As a percentage of revenue, cost of operations for our Canadian operations was 66.1% and 66.5% for the years ended December 31, 2009 and 2008, respectively.

Cost of operations was $309.1 million and $301.6 million for the years ended December 31, 2008 and 2007, respectively, an increase of $7.5 million or 2.5%. As a percentage of revenue, cost of operations was 65.3% for the years ended December 31, 2008 and 2007.

The decrease in cost of operations from our Florida operations for 2008 of $5.8 million or 3.7% was due to lower costs for disposal and transportation sub-contractor costs, primarily due to overall lower collection volumes of $9.4 million, lower variable labor costs of $5.1 million due to decreased labor hours and labor reduction initiatives. Decreases in other operating costs of $3.5 million were due to lower equipment operating costs of $1.5 million, lower insurance and support costs of $1.5 million and lower landfill operating costs of $0.5 million resulting from lower landfill volumes and community host fees. Offsetting these decreases were acquisitions of $10.7 million and increased fuel costs of $1.5 million. As a percentage of revenue, cost of operations remained consistent at 64.2% and 64.4% for the years ended December 31, 2008 and 2007, respectively, as declines in waste volumes and internalization eroded margins, which were offset by net declines in our operating costs.

The increase in cost of operations from our Canadian operations for 2008 of $13.3 million or 9.0% was due to increased disposal volumes and costs of $6.8 million, increased fuel costs of $3.5 million and increased labor costs of $2.6 million, of which $0.2 million related to severance in connection with labor reduction initiatives. These increases were offset by decreases in vehicle repair and maintenance costs of $0.4 million and landfill operating costs of $0.5 million resulting from lower landfill volumes. The unfavorable effect of foreign exchange movements was $1.3 million. Cost of operations as a percentage of revenue increased to 66.5% from 66.3% for the years ended December 31, 2008 and 2007, respectively, primarily due to lower landfill and special waste volumes received directly at our landfill sites, which generally have higher operating margins than our hauling operations, coupled with the higher operating costs previously discussed.

Selling, General and Administrative Expense

Selling, general and administrative expense, excluding restructuring, severance and related costs, was $58.3 million and $59.6 million for the years ended December 31, 2009 and 2008, respectively, a decrease of

$1.3 million or 2.1%. As a percentage of revenue, selling, general and administrative expense was 13.4% and 12.6% for the years ended December 31, 2009 and 2008, respectively. The overall decrease in selling, general and administrative expense was affected by the restructuring of corporate overhead and other administrative and operational functions during the fourth quarter of 2008, which is discussed and more fully described below. These restructuring efforts are the primary driver of the overall decrease in selling, general and administrative costs. Salaries and related benefits and consulting fees declined $3.2 million, primarily as a result of these restructuring efforts. Offsetting these reductions were $2.2 million of costs incurred in the fourth quarter of 2009 relative to our proposed merger with IESI-BFC, which is discussed more fully above, $0.8 million for acquisition related costs and higher stock-based compensation costs of $0.5 million. The favorable effect of foreign exchange movements was $2.0 million.

Selling, general and administrative expense, excluding restructuring, severance and related costs, was $59.6 million and $60.2 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $0.6 million or 1.0%. As a percentage of revenue, selling, general and administrative expense, excluding restructuring, severance and related costs, was 12.6% and 13.1% for years ended December 31, 2008 and 2007, respectively. The overall decrease in selling, general and administrative expense was primarily due to reductions in legal fees of $1.8 million, which primarily related to fees for our litigation with Waste Management expensed in the first quarter of 2007 that did not recur in 2008. In the third quarter of 2008, we incurred legal and professional fees related to the consent solicitation that provided for certain amendments to the Indenture governing our Senior Subordinated Notes, which in part offset the overall decrease in legal fees. Also contributing to the decrease in selling, general and administrative expense were lower wages, salaries and bonus of $0.4 million, of which $1.2 million was a release of bonus accrual in the fourth quarter of 2008, and other decreases of $0.5 million. Offsetting these decreases were cost increases associated with acquisitions net of dispositions of $1.3 million and increased stock-based compensation of $0.5 million. The unfavorable effect of foreign exchange movements was $0.3 million.

Restructuring, Severance and Related Costs

During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consisted of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office; and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which related to agreements we had entered into with previous owners of businesses that were acquired. As of December 31, 2009, $2.6 million remains accrued relative to the plan. During October 2009 we entered into a sublease of our former U.S. corporate office. This sublease is for an initial term of three years commencing November 1, 2009 and includes a three year extension term at the discretion of the tenant, which we have assumed will occur. Our original estimates have been revised to reflect these circumstances and other changes based on revised information. Should our assumptions require future revision as additional information becomes available, we may have additional charges in future periods.

Effective August 23, 2007, we entered into a separation agreement with Mr. Charles Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million during 2007. As of December 31, 2009, $1.0 million remains accrued relative to Mr. Wilcox’s separation agreement.

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

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $44.6 million and $45.3 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $0.7 million or 1.7%. As a percentage of revenue, depreciation, depletion and amortization was 10.3% and 9.6% for the years ended December 31, 2009 and 2008, respectively. Foreign exchange rate movements had a favorable effect of $1.2 million. Amortization of intangible assets decreased $0.6 million primarily due to lower amortization associated with our customer relationship intangible assets. Offsetting these decreases was a $1.0 million increase in depreciation expense, which primarily relates to depreciation of assets acquired in recent business acquisitions. Landfill depletion rates for our U.S. landfills ranged from $5.66 to $6.09 per ton and $4.02 to $6.16 per ton during the years ended December 31, 2009 and 2008, respectively. Landfill depletion rates for our Canadian landfills ranged from C$0.66 to C$8.01 per tonne and C$2.99 to C$7.28 per tonne during the years ended December 31, 2009 and 2008, respectively.

Depreciation, depletion and amortization was $45.3 million and $54.9 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $9.6 million or 17.5%. As a percentage of revenue, depreciation, depletion and amortization was 9.6% and 11.9% for the years ended December 31, 2008 and 2007, respectively. Acquisitions net of dispositions accounted for an increase in depreciation of $0.9 million. This increase was offset by an overall decrease in landfill depletion of $6.9 million, which was primarily due to decreased third-party and internal disposal volumes at our landfills of $4.3 million, as well as lower depletion rates of $2.6 million. A permitted expansion at one of our disposal sites increased landfill airspace and thereby decreased our domestic depletion rate. Amortization of intangible assets decreased $3.7 million primarily due to the expiration of a residential recycling agreement in Miami-Dade County that was acquired as part of our acquisition of the Allied Waste South Florida operations. Foreign exchange rate movements had an unfavorable effect of $0.1 million. Landfill depletion rates for our U.S. landfills ranged from $4.02 to $6.16 per ton and $3.55 to $7.81 per ton during the years ended December 31, 2008 and 2007, respectively. Landfill depletion rates for our Canadian landfills ranged from C$2.99 to C$7.28 per tonne and C$3.12 to C$9.25 per tonne during the years ended December 31, 2008 and 2007, respectively.

Loss (Gain) on Sale of Property and Equipment, Foreign Exchange and Other

Loss (gain) on sale of property and equipment, foreign exchange and other was $(2.6) million, $0.2 million and $(0.1) million for the years ended December 31, 2009, 2008 and 2007, respectively. Foreign exchange gains and losses relate to the re-measuring of U.S. dollar denominated monetary accounts into Canadian dollars.

During the first quarter of 2009, we sold certain land and buildings under the terms of a lease purchase option entered into with the purchaser of our Jacksonville, Florida operations. The purchase price for the land and buildings was $6.0 million with an associated gain on sale of $3.3 million, which is the primary driver of the increase in gain on sale of property and equipment, foreign exchange and other for the year ended December 31, 2009 compared to the same periods in the previous years.

Interest Expense

The components of interest expense, including amortization of issue costs and discounts, and accretion for non-interest bearing notes for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Senior Secured Credit Facilities	$8,534	$14,433	$21,473
Senior Subordinated Notes	16,519	15,600	15,200
Amortization of debt issue costs and discounts	3,574	5,377	2,362
Other interest expense	2,340	2,022	1,644

	$30,967	$37,432	$40,679

Interest expense was $31.0 million and $37.4 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $6.4 million or 17.3%. Interest expense on the Senior Secured Credit Facilities decreased $5.9 million for the year ended December 31, 2009 due primarily to lower average interest rates. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 4.0% and 6.2% for the years ended December 31, 2009 and 2008, respectively. The weighted average interest rate on borrowings under our Canadian dollar denominated Senior Secured Credit Facilities was 4.2% for the year ended December 31, 2009 and 6.5% for the period the borrowings were outstanding during 2008.

Interest expense on the Senior Subordinated Notes increased $0.9 million for the year ended December 31, 2009 due to interest on an additional $50.0 million aggregate principal of Senior Subordinated Notes that were issued on September 21, 2009, which is described in further detail elsewhere in this annual report. We expect to incur additional annual interest expense of $4.8 million relative to these additional notes through their maturity.

Interest expense was $37.4 million and $40.7 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $3.3 million or 8.0%. Interest expense on the Senior Secured Credit Facilities and the Senior Subordinated Notes decreased $6.6 million for the year ended December 31, 2008 due primarily to lower average rates and lower overall balances outstanding on our Senior Secured Credit Facilities during 2008. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 6.2% and 7.9% for the years ended December 31, 2008 and 2007, respectively and 6.5% for our Canadian dollar denominated Senior Secured Credit Facilities for the period the borrowings were outstanding during 2008.

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

Change in Fair Value of Warrants

Effective January 1, 2009 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding common stock purchase warrants to purchase 2,383,333 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a strike price of $8.96 per share and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $11.4 million to accumulated deficit and $2.4 million to a long-term warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants increased to $2.8 million as of December 31, 2009. We recognized a loss of $0.4 million for the change in fair value of these warrants for the year ended December 31, 2009.

Income Tax Provision

The provision for income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007 was $11.2 million, $6.2 million and $14.4 million, respectively. For 2009, the provision for income taxes was comprised of $7.2 million for our U.S. operations and parent company and $4.0 million for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. In recording the valuation allowance, we considered the requirements of the prevailing accounting guidance. The available evidence considered includes the historical operating results (2003 to 2009) as well as a five year forecast of future operations. From 2003 to 2007, we generated operating losses in the U.S. In 2008, we generated an operating profit in the U.S. primarily because of the gain arising from the sale of our Jacksonville operations. In 2009, we generated an operating profit in the U.S. primarily because of the gains arising from the reorganization of our Canadian subsidiaries and the introduction of intercompany debt. Without these and other non-recurring items, we would have generated operating losses in the U.S. in 2009 and 2008.

We also considered the future reversals of our existing temporary differences, exclusive of goodwill for which we provide a separate deferred tax liability, in determining the need for a valuation allowance. Additionally, as of December 31, 2009, there were no material tax planning strategies being considered that would trigger realization of the U.S. net operating losses.

Given the history of operating losses in the U.S., the future reversals of temporary differences and the magnitude of the net operating loss carry-forward, we concluded as of December 31, 2009 that it was more likely than not that the U.S. deferred tax assets would not be recovered from future U.S. taxable income, therefore we believed a full valuation allowance against these deferred tax assets was necessary and justifiable. As of December 31, 2009, our valuation allowance totaled $53.2 million, of which $46.6 million relates to our U.S. operations.

In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For each of the years ended December 31, 2009, 2008 and 2007, the portion of our domestic deferred provision related to goodwill approximated $7.2 million, $7.1 million and $7.0 million respectively. We expect that our quarterly 2010 domestic provision for deferred tax liabilities for goodwill will approximate $1.9 million. Should we generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective rate for 2010. We have not historically paid domestic cash income taxes or alternative minimum tax, nor do we expect to pay any during 2010.

We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during 2010, our Canadian statutory rate will approximate 30.0%. However, as a result of stock-based compensation and other permanent items, our effective rate is expected to approximate 32.0% to 34.0%. For the year ended December 31, 2009, we paid C$6.5 million in cash relative to our actual 2008 and estimated 2009 tax liabilities in Canada. We expect our 2010 estimated tax payments to approximate C$1.6 million in the first quarter and C$0.6 million for the second, third and fourth quarters. Included in our provision for income taxes for our Canadian operations for 2009 is a C$1.2 million benefit, which relates to the release of the valuation allowance on the non-capital loss carryforwards of our subsidiary, Capital Environmental Holdings Company (“Holdings”), that were fully utilized by December 31, 2009 as a result of the amalgamation of Holdings and its wholly-owned subsidiary, Waste Services (CA) Inc. The amalgamation transaction was completed during the third quarter of 2009.

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

The income tax provision from discontinued operations for the year ended December 31, 2008 was $0.3 million. The income tax provision for the gain on sale of the Jacksonville, Florida operations was $7.3 million for the year ended December 31, 2008. Due to losses in 2007, no tax benefit was attributable to discontinued operations for the year ended December 31, 2007. The income tax provision for discontinued operations is based on our statutory tax rate for those operations.

As of December 31, 2009, we have approximately $59.1 million of gross domestic net operating loss carry-forwards that expire from 2023 to 2029. As of December 31, 2009, we have foreign tax credit carry-forwards of approximately $14.6 million that expire in 2018 and 2019. As of December 31, 2009, we also have a C$27.0 million capital loss carry-forward at Waste Services (CA) Inc. (“WSI (CA)”) that has no expiration, but would no longer be available following a change of control. Due to the fact that we do not expect to generate capital gains at WSI (CA), we have provided a full valuation allowance against the capital loss carry-forward. Changes in our ownership structure in the future could result in limitations on the utilization of our loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

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

The change in control contemplated by the merger with IESI-BFC would result in a default under the terms of our Senior Secured Credit Facilities and accordingly, IESI-BFC would be required to refinance these facilities in connection with the merger. Additionally, we would be required to offer to redeem the Senior Subordinated Notes for a price of 101% of the principal amount outstanding. There is however no assurance that IESI-BFC will be able refinance this indebtedness.

Senior Secured Credit Facilities

On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to our U.S. operations and C$132.2 million to our Canadian operations. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of December 31, 2009, there was $30.0 million and C$6.0 million outstanding on the U.S. dollar denominated revolving credit facility and Canadian dollar denominated revolving credit facility, respectively, and $11.6 million and C$9.9 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of December 31,

2009, we had unused availability of $83.7 million under our revolving credit facilities, subject to certain conditions. As of February 22, 2010, there was $30.0 million and C$12.0 million drawn on the revolving credit facility and $11.6 million and C$10.7 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of February 22, 2010, we had unused availability of $77.1 million under our revolving credit facilities, subject to certain conditions.

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

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio

Fourth quarter — 2009	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
First quarter — 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Second quarter — 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Third quarter — 2010	4.00 : 1.00	2.75 : 1.00	2.75 : 1.00
Fourth quarter — 2010	4.00 : 1.00	2.75 : 1.00	2.75 : 1.00

As of December 31, 2009, the actual ratios achieved for the financial covenants in the above table are as follows: Maximum Consolidated Leverage Ratio — 3.62 to 1.00; Maximum Consolidated Senior Secured Leverage Ratio — 1.73 to 1.00; and Minimum Consolidated Interest Coverage Ratio — 3.96 to 1.00. As of December 31, 2009, we are in compliance with the financial covenants of our Credit Facilities and we expect to be in compliance with the financial covenants of our Credit Facilities in future periods.

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

Direct Financing Lease Facility

In November 2009, we entered into a direct financing lease facility to finance our fleet purchases in Florida. We have availability under this lease facility through June 2010 of up to $6.2 million, and leases can extend for five or six years. Vehicles purchased under the facility would be ineligible for tax deprecation deductions. Leases under the facility will be treated as a capital lease and considered as secured debt for purposes of our Credit Facilities. As of February 22, 2010 the facility remains undrawn.

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

The Senior Subordinated Notes are unsecured and are subordinate to our existing and future senior secured indebtedness, including our Senior Secured Credit Facilities, rank equally with any unsecured senior subordinated indebtedness and senior to our existing and future subordinated indebtedness. Our obligations with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any, are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of our existing and future domestic and foreign restricted subsidiaries.

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

Migration Transaction

Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services, Inc. became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA) Inc. After the migration transaction, Waste Services (CA) Inc. became our subsidiary.

The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and consisted primarily of: (i) the exchange of 29,219,011 common shares of Waste Services (CA) Inc. for 29,219,011 shares of our common stock; and (ii) the conversion of the remaining 3,076,558 common shares of Waste Services (CA) Inc. held by non-U.S. residents and who elected to receive exchangeable shares, into 9,229,676 exchangeable shares of Waste Services (CA) Inc., exchangeable into 3,076,558 shares of our common stock. The transaction was approved by the Ontario Superior Court of Justice on July 30, 2004 and by our shareholders at a special meeting held on July 27, 2004.

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

Surety Bonds, Letters of Credit and Insurance

Municipal solid waste services contracts and permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. As of December 31, 2009, we provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $80.9 million to collateralize our obligations, which is comprised of $47.2 million and C$13.3 million of performance and surety bonds or other means of financial assurance and $11.6 million and C$9.9 million of letters of credit. The majority of these obligations are renewed on an annual basis. We expect future increases in these levels of financial assurance relative to our closure and post closure obligations as we utilize capacity at our landfills.

Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of December 31, 2009 and included in the $80.9 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.

Registration Payment Arrangement

In connection with the additional private placement of Senior Subordinated Notes completed on September 21, 2009, we entered into a Registration Rights Agreement with the initial purchasers of these notes in which we agreed to (i) file a registration statement with respect to the Senior Subordinated Notes within 120 days of the closing date of the issuance of the notes, or the issuance date, pursuant to which we will exchange the Senior Subordinated Notes for registered notes with terms identical to the Senior Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the closing date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Senior Subordinated Notes for each week that the default continues, for the first 90-days following default. Thereafter, the amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Senior Subordinated Notes. As of the date of this annual report, we expect to be subject to penalty payments under this Registration Rights Agreement, and have accrued $0.1 million for such penalties as of December 31, 2009.

Cash Flows

The following discussion relates to the major components of the changes in cash flows for the years ended December 31, 2009, 2008 and 2007.

Cash Flows from Operating Activities

Cash provided by operating activities of our continuing operations was $64.4 million and $56.1 million for the year ended December 31, 2009 and 2008, respectively. The increase in cash provided by operating activities is primarily due to lower borrowing costs, which relate to lower variable interest rates on our Senior Secured Credit Facilities during 2009 compared to 2008, lower overall overhead costs, decreased taxes relative to our Canadian operations and improved operating margins. Cash used for working capital decreased to $4.9 million for 2009 compared to $8.4 million for 2008. For 2009, cash for working capital changes primarily relates to payments made relative to certain accrued expenses, including closure and post closure accruals, restructuring and severance accruals and disposal accruals. For 2008, cash for working capital changes primarily relates to taxes paid for our Canadian operations.

Cash provided by operating activities of our continuing operations was $56.1 million and $54.7 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash provided by operating activities was primarily due to increased cash from operations before working capital changes of $64.4 million for 2008 compared to $55.5 million for 2007, which primarily related to increased profitability of our operations. This increase was offset by investments in working capital of $8.4 million for 2008 compared to $0.9 million for 2007. The primary component of the decline in accrued expenses and payables during 2008 related to cash taxes paid for our Canadian operations.

Cash flows from our discontinued operations are disclosed separately on the Consolidated Statements of Cash Flows included elsewhere in this annual report. Following the conclusion of the sales of our Jacksonville, Florida operations, Texas operations and Arizona operations, we are no longer impacted by these cash flows and do not anticipate any subsequent adverse affect on our future liquidity or financial covenants.

Cash Flows from Investing Activities

Cash used in investing activities of our continuing operations was $74.9 million and $3.1 million for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, cash used in investing activities relates to business combinations of $50.5 million and capital expenditures of $32.2 million, offset by proceeds from the sale of property and equipment, primarily from the sale of the Jacksonville real property, of $8.4 million. For the year ended December 31, 2008, cash used in investing activities relates to capital expenditures of $48.1 million and cash paid for business combinations of $11.7 million, offset by proceeds from asset sales and business divestitures, primarily related to the disposal of our Jacksonville, Florida operations, of $58.2 million.

Cash used in investing activities of our continuing operations was $3.1 million and $79.6 million for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, cash used in investing activities related to capital expenditures of $48.1 million, cash used for the acquisitions of the RIP Landfill and Commercial Clean-up of $11.7 million and deposits for business acquisitions and other investing activities of $1.6 million. Offsetting these cash outflows was $58.2 million of proceeds from asset sales and business divestitures, which primarily related to the disposal of our Jacksonville, Florida operations. For the year ended December 31, 2007, cash used in investing activities related to capital expenditures of $57.6 million, cash used for acquisitions of $32.1 million and deposits for business acquisitions and other investing activities of $9.8 million. Offsetting these cash outflows was $19.9 million of proceeds from asset sales and business divestitures, which primarily related to the disposal of our Texas operations.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities of our continuing operations was $5.0 million and $(67.5) million for the years ended December 31, 2009 and 2008, respectively. Cash used in financing activities for the year ended December 31, 2009 primarily relates to principal repayments of our Credit Facilities, offset by an additional private placement of $50.0 million aggregate principal of our Senior Subordinated Notes, which we completed on September 21, 2009 and resulted in gross proceeds of $49.5 million. Cash used in financing activities for 2008 primarily related to a $42.5 million prepayment of our Prior Credit Facilities from a portion of the proceeds from the sale of our Jacksonville, Florida operations.

Cash provided by (used in) financing activities of our continuing operations was $(67.5) million and $33.6 million for the years ended December 31, 2008 and 2007, respectively. Cash used in financing activities for the year ended December 31, 2008 primarily related to the October 2008 refinancing of our Senior Secured Credit Facilities and a prepayment of our Prior Credit Facilities with a portion of the proceeds from the sale of our Jacksonville, Florida operations. For 2008, our new Credit Facilities provided proceeds, net of discounts, of $217.2 million. Cash provided by financing activities for the year ended December 31, 2007 primarily relates to draws on our Prior Credit Facilities to finance the acquisition of Allied Waste’s South Florida operations and other acquisition related deposits.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

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

Effective January 1, 2009 we adopted a new accounting standard that provides guidance for determining whether an instrument or embedded feature is indexed to an entity’s own stock. Details related to our adoption of this standard and its impact on our financial position and results of operations are discussed in more detail elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying Consolidated Financial Statements.

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

In connection with negotiations between David Sutherland-Yoest, our President and Chief Executive Officer and Lucien Rémillard, a director, with respect to our potential acquisition of the RCI Companies, a solid waste collection and disposal operation owned by Mr. Rémillard in Quebec, Canada, on November 22, 2002, we entered into a seven year put or pay Disposal Agreement (“Disposal Agreement”) with the RCI Companies, and Intersan, a subsidiary of Waste Management, Inc. (“Waste Management”). Our obligations to Intersan were secured by a letter of credit for C$4.0 million. The Disposal Agreement expired on November 22, 2009. Prior to its expiration on November 16, 2009, Waste Management demanded that the letter of credit be replaced with a letter of credit in the amount of C$7.5 million or that all outstanding balances on RCI’s disposal account, or approximately C$6.6 million, be paid in full. We took the position with Waste Management that there was no default entitling them to draw on the letter of credit. However, on November 18, 2009, Waste Management drew down the sum of C$4.0 million on the letter of credit. Waste Management had repaid all but C$1.7 million of the amount drawn on the letter of credit as of December 31, 2009, which was subsequently paid in the first quarter of 2010. The annual cost to us of maintaining the letter of credit was approximately $0.1 million. We do not expect to incur any future costs for this agreement since the agreement expired and there are no longer any further obligations.

Tabular Disclosure of Contractual Obligations

We have various commitments primarily related to funding of debt, closure and post-closure obligations and capital and operating lease commitments. You should also read our discussion regarding “Liquidity and Capital Resources” earlier in this Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of

Operations”. The following table provides details regarding our contractual cash obligations and other commercial commitments subsequent to December 31, 2009 (in thousands):

						Beyond 5
	2010	2011	2012	2013	2014	Years	Total

Senior secured credit facilities(1)	$18,638	$26,921	$45,560	$97,833	$—	$—	$188,952
Senior subordinated notes payable	—	—	—	—	210,000	—	210,000
Senior subordinated notes interest commitments	19,950	19,950	19,950	19,950	9,975	—	89,775
Other secured notes payable	1,595	1,500	1,500	1,500	749	—	6,844
Capital lease obligations	585	—	—	—	—	—	585
Other subordinated notes payable	232	247	265	283	302	849	2,178
Operating lease commitments(4)	3,994	3,821	3,487	3,150	1,633	3,205	19,290
Construction commitments	1,054	42	42	2	—	—	1,140
Asset purchase commitments	3,125	—	—	—	—	—	3,125
Other contracted commitments	373	360	360	360	120	—	1,573
Closure and post-closure obligations(2)	4,834	1,114	468	4,298	1,074	117,444	129,232
Deferred purchase price(3)	1,478	—	—	—	—	—	1,478
Restructuring, severance and related(4)	2,191	857	483	421	421	586	4,959

	$58,049	$54,812	$72,115	$127,797	$224,274	$122,084	$659,131

(1)	Our Senior Secured Credit Facilities are subject to variable interest rates and therefore our interest commitments are unknown. Additionally, amounts outstanding under our revolver facilities can be repaid and subsequently re-borrowed at anytime prior to their maturity. As such, we have not made any estimates with regard to future interest payments on these facilities. Please see the Notes to our Consolidated Financial Statements included elsewhere in this report for information relative to interest repayment provisions.

(2)	Future payments on closure and post-closure obligations are not discounted and contemplate full utilization of current and probable expansion airspace.

(3)	Relates to the remaining balance of deferred purchase price for the acquisition of Commercial Clean-up, which was completed in December 2008.

(4)	Relates to future payments required as a result of our fourth quarter 2008 restructuring of corporate overhead and other administrative and operational functions, and remaining payments to Mr. Charles Wilcox required under his separation agreement. Amounts presented under the “operating lease commitments” caption do not include future lease payments relative to our U.S. corporate office, which are included under the “restructuring, severance and related” caption and do not include estimated sublease rental income for the U.S. corporate office lease, which totals $0.9 million, and are not discounted.

Other Contractual Arrangements

From time to time and in the ordinary course of business, we may enter into certain acquisitions of disposal facilities whereby we also enter into a royalty agreement. These agreements are usually based on the amount of waste deposited at our landfill sites or in certain instances, our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.

In the normal course of our business, we have other commitments and contingencies relating to environmental and legal matters. For a further discussion of commitments and contingencies, see our Consolidated Financial

Statements contained elsewhere in this annual report. In addition certain of our executives are retained under employment agreements. These employment agreements vary in term and related benefits. Refer to Item 11 — “Executive Compensation” for a more detailed discussion of these employment agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates. For the years ended December 31, 2009 and 2008 we estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by $3.0 million and $2.9 million, respectively.

On October 8, 2008, we refinanced our Prior Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. A portion of the Credit Facilities is denominated and payable in Canadian dollars, which totaled $118.9 million as of December 31, 2009. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar as of December 31, 2009 would increase or decrease the reported amount due under the Credit Facilities by approximately $11.9 million. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease interest expense by approximately $0.6 million for 2009.

We are exposed to variable interest rates under our Credit Facilities, which are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. As of December 31, 2009, a 10.0% change in interest rates relative to our Credit Facilities would increase or decrease annual cash interest expense by approximately $0.7 million. We determined this impact by applying the change to the weighted average variable interest rate at December 31, 2009 and then assessing this notional rate against the borrowings outstanding as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The report is included in Item 8 of this annual report.

Attestation Report of Independent Registered Public Accounting Firm

The report is included in Item 8 of this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors as of February 22, 2010:

		Director
Name	Age	Since	Position

Class III — Three year term expires 2012
Michael H. DeGroote	49	July 22, 2008	Director
Wallace L. Timmeny	72	July 28, 2004	Director
Michael J. Verrochi	70	July 28, 2004	Director
Class II — Three year term expires 2011
Michael B. Lazar	40	May 6, 2003	Director
Lucien Rémillard	62	September 6, 2001	Director
Jack E. Short	68	July 28, 2004	Director
Class I — Three year term expires 2010
Gary W. DeGroote	54	September 6, 2001	Director
George E. Matelich	53	May 6, 2003	Director
David Sutherland-Yoest	53	September 6, 2001	Director, President and
			Chief Executive Officer

Certain biographical information regarding our directors, who are not also executive officers, is set forth below:

Gary W. DeGroote has been the President and sole director of GWD Management Inc., a private investment holding company, since 1981. From 1991 to 1995, Mr. DeGroote was President and a director of Republic Environmental Systems Ltd. From 1976 through 1989, Mr. DeGroote served in various positions at Laidlaw Waste Systems Ltd. and its affiliates, including as Vice President and served as a member of the board of directors of Laidlaw Inc. from 1983 to 1989. In the past 5 years, he was also a director of CBIZ, Inc.

Mr. DeGroote is the son of the non-executive Chairman of our Board, Michael G. DeGroote and is the brother of Michael H. DeGroote, another director.

Mr. DeGroote’s extensive experience in the solid waste industry is of great assistance in our Board’s discussions of our operations and strategic direction.

Michael H. DeGroote has been the President of Westbury International Corporation, a full-service real estate development company specializing in commercial/industrial land, residential development and property management, since 1991. He is the son of the non-executive Chairman of our Board, Michael G. DeGroote and is the brother of Gary W. DeGroote, another director. Mr. DeGroote is also a director of CBIZ, Inc. and serves on the Board of Governors of McMaster University in Hamilton, Ontario.

Mr. DeGroote’s business experience in another industry provides our Board with a unique perspective in its discussions.

George E. Matelich has been a Managing Director of Kelso & Company since 1990 and has been affiliated with Kelso & Company since 1985. Mr. Matelich is a Certified Public Accountant and holds a Certificate in Management Accounting. Mr. Matelich received a B.A. in Business Administration summa cum laude, from the University of Puget Sound and an M.B.A. (Finance and Business Policy) from the Stanford Graduate School of Business. Mr. Matelich serves as a director of CVR Energy, Inc., Global Geophysical Services, Inc. and Shelter Bay Energy Inc. He is also a Trustee of the University of Puget Sound and a director of the American Prairie Foundation. In the past 5 years, he was also a director of Fair Point Communications, Inc. Until December 2006, Mr. Matelich was a nominee to the Board of Directors of the holders of our Series A Preferred Stock, affiliates of Kelso & Company, L.P.

Mr. Matelich’s extensive experience in mergers and acquisitions and corporate finance is invaluable to our Board in its discussions of our capital needs and strategic direction.

Michael B. Lazar is the Chief Operating Officer of BlackRock Kelso Capital Corporation, a business development company that provides debt and equity capital to middle market companies and Chief Operating Officer of BlackRock Kelso Capital Advisors LLC. Mr. Lazar is a co-founder of BlackRock Kelso Capital Corporation and has served as its Chief Operating Officer since its formation in 2004. Previously, Mr. Lazar was a Managing Director and Principal at Kelso & Company, L.P. In the past 5 years, he was also a director of Endurance Business Media, Inc. Until December 2006, Mr. Lazar was a nominee to the Board of the holders of our Series A Preferred Stock, affiliates of Kelso & Company, L.P.

Because of Mr. Lazar’s extensive experience in mergers and acquisitions and corporate finance, he provides invaluable input to our Board in its discussions of our capital needs and strategic direction.

Lucien Rémillard has been the President and Chief Executive Officer of RCI Environnement Inc., a waste management company, since 1997. From 1981 to 1995, Mr. Rémillard was the President and Chief Executive Officer of Intersan, Inc., a waste management company. Mr. Rémillard has also served as a director of the Greater Montreal Area Comité Paritaire des Boueurs, the organization regulating labor relations for the Montreal solid waste industry, since 1983.

Mr. Rémillard’s extensive experience in the solid waste industry is of great assistance in our Board’s discussions of our operations and strategic direction.

Jack E. Short was a partner at PricewaterhouseCoopers LLP from 1976 to 1981, was readmitted to the partnership in 1987 and was a partner until his retirement in 2001. From 1981 to 1987, Mr. Short was in private industry. In 1994, Mr. Short was appointed for a five-year term to the Oklahoma Board of Accountancy, serving as its chairman for two of those years. Mr. Short serves as a director of AAON, Inc. and is the Chair of its audit committee and is a member of the board of T.D. Williamson, Inc. and serves on its finance and audit committees. In July 2001, Mr. Short was appointed by the Federal Bankruptcy Court for Northern Oklahoma to act as plan agent in the consolidated bankruptcy of Manchester Gas Storage, Inc. and MGL, Inc. In March 2004, a court order was given to close the case and discharge the plan agent.

Mr. Short has extensive knowledge of finance, tax and accounting requirements from his experience with PricewaterhouseCoopers LLP which is invaluable to our Board in its discussions regarding financial and compliance matters.

Wallace L. Timmeny was a partner in the law firm of Dechert LLP from 1996 until his retirement on April 30, 2007. Mr. Timmeny is a past chairman of the Executive Council of the Securities Law Committee of the Federal Bar Association. From 1965 to 1979, Mr. Timmeny was an attorney with the U.S. Securities and Exchange Commission and ultimately the deputy director of its Division of Enforcement. Mr. Timmeny serves on the board of directors of Arlington Asset Investment Corp. In the past 5 years, he was also a director of Quanta Capital Holdings and Whitney Information Systems.

Mr. Timmeny’s experience in the practice of law and with the Securities and Exchange Commission is invaluable to our Board in its discussions regarding governance, risk and internal control and compliance matters.

Michael J. Verrochi has served as Chairman and Chief Executive Officer of Verrochi Realty Trust and Chairman and Chief Executive Officer of Monadnock Mountain Spring Water for more than the past five years. Prior to that, Mr. Verrochi served in senior executive positions, including Executive Vice-President with Browning-Ferris Industries, Inc., a solid waste management company, and as a member of its Board of Directors.

Mr. Verrochi has extensive experience in the solid waste industry, which is of great assistance in our Board’s discussions of our operations and strategic direction.

Michael G. DeGroote was appointed as our Non-Executive Chairman of the Board effective October 21, 2008, replacing David Sutherland-Yoest. The Board concluded that appointing a person of Mr. DeGroote’s stature and experience to that role would greatly enhance our corporate governance principles. Mr. DeGroote presides over all meetings of our Board but is not elected to and does not vote on matters that come before the Board.

The following table sets forth information regarding our executive officers as of February 22, 2010:

Name	Age	Position	Since

David Sutherland-Yoest	53	President and Chief Executive Officer	CEO since September 6, 2001 President since October 30, 2007
Ivan R. Cairns	64	Executive Vice President, General Counsel and Secretary	January 5, 2004
Edwin D. Johnson	53	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	March 12, 2007
William P. Hulligan	66	Executive Vice President, U.S. Operations	October 30, 2007
Wayne R. Bishop	51	Senior Vice President and Controller	January 5, 2009

Certain biographical information regarding each of our executive officers is set forth below:

David Sutherland-Yoest served as the Chairman of our Board from September 6, 2001 until October 21, 2008. Mr. Sutherland-Yoest held the position of Chairman and Chief Executive Officer of H2O Technologies Ltd., a water purification company, from March 2000 to October 2003 and served as a director of H2O Technologies Ltd. from March 2000 to January 2004. Mr. Sutherland-Yoest served as the Senior Vice President — Atlantic Area of Waste Management, Inc. from July 1998 to November 1999. From August 1996 to July 1998, he was the Vice Chairman and Vice President — Atlantic Region of USA Waste Services, Inc., or USA Waste and the President of Canadian Waste Services, Inc. which, during such time, was a subsidiary of USA Waste. Prior to joining USA Waste, Mr. Sutherland-Yoest was President, Chief Executive Officer and a

director of Envirofil, Inc. Between 1981 and 1992, he served in various capacities at Laidlaw Waste Systems, Inc. and Browning-Ferris Industries, Ltd.

Ivan R. Cairns served as Senior Vice President and General Counsel at Laidlaw International Inc. and was Senior Vice President and General Counsel at its predecessor, Laidlaw Inc., for over 20 years prior to joining us in January, 2004. In June 2001, Laidlaw Inc. and four of its direct and indirect subsidiaries filed voluntary petitions for bankruptcy under the U.S. Bankruptcy Code and also commenced Canadian insolvency proceedings. In June 2003, these companies emerged from the bankruptcy and the Canadian insolvency proceedings.

Edwin D. Johnson was Chief Financial Officer of Expert Real Estate Services, Inc., a full service real estate brokerage company before joining us in March, 2007. From January 2001 to January 2005, Mr. Johnson was Principal Consultant of Corporate Resurrections, Inc., a consulting firm providing financial and other services to distressed companies and start-up businesses. Mr. Johnson has ten years prior experience in the waste industry and is the former Chief Financial Officer of Attwoods plc.

William P. Hulligan has been employed by us in various executive capacities since June 1, 2003. He was a consultant for Waste Management, Inc. from 1995 to 2003. Mr. Hulligan has over 35 years experience in the waste industry and is the former President of Waste Management of North America, Inc.

Wayne R. Bishop served as Vice President, Finance of Cara Operations Limited, a full service restaurant owner and operator, from October 2007 to July 2008 and as its Vice President, Controller from October 2004 to October 2007. Prior to joining Cara Operations Limited, Mr. Bishop was Vice President, Controller at Laidlaw International Inc. and its predecessor, Laidlaw Inc from April 1997 to January 2004 and as its Controller from 1987 to April 1997. In June 2001, Laidlaw Inc. and four of its direct and indirect subsidiaries filed voluntary petitions for bankruptcy under the U.S. Bankruptcy Code and also commenced Canadian insolvency proceedings. In June 2003, these companies emerged from the bankruptcy and the Canadian insolvency proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16 (a) of the Exchange Act that were furnished to us during fiscal 2009 for persons who were, at any time during fiscal 2009, our directors or executive officers or beneficial owners of more than 10% of the outstanding shares of our common stock, all filing requirements for reporting persons were met.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer and Chief Accounting Officer, and our Corporate Controller. A copy of our Code of Business Conduct and Ethics may be accessed on our website at: http://www.wasteservicesinc.com. In addition, a copy of our Code of Business Conduct and Ethics will be provided without charge, upon written request sent to: Waste Services, Inc., Attention: General Counsel, 1122 International Blvd., Suite 601, Burlington, Ontario, Canada L7L, 6Z8.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The current members of our Audit Committee are Jack E. Short (Chair), Wallace L. Timmeny and Michael J. Verrochi. Our Board of Directors has determined that Jack E. Short, an independent director in accordance with the independence standards of the National Association of Securities Dealers’ listing standard, is the financial expert serving on the Audit Committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee is responsible for fixing the amount and types of compensation paid to our Chief Executive Officer and for reviewing compensation paid to our other named executive officers based upon the recommendations of our Chief Executive Officer. In 2007, the Compensation Committee retained William M. Mercer, LLC (“Mercer”) to review generally the terms of our long term Equity and Performance Incentive Plan that was adopted in November 2007 (the “2007 Plan”) and to recommend guidelines for the quantum of regular annual equity grants to be made to our management team, including our named executive officers.

There are three key components to the compensation package of each of our named executive officers:

•	base salary;

•	short term incentive compensation consisting of annual cash bonus and discretionary bonus awards; and

•	long term incentive compensation consisting of equity based awards.

Base salary is intended to compensate our executive officers appropriately for the performance of their job functions. The amount of base salary payable to our President and Chief Executive Officer was fixed by negotiation between him and the Chairman of our Compensation Committee and approved by the Compensation Committee and has not been changed since it was initially fixed in January 2004. The base salary paid to our named executive officers, other than the President and Chief Executive Officer was negotiated between each executive and the Chief Executive Officer at the time of hire or appointment to the executive position, and subsequently approved by the Compensation Committee. The amount of base salary is based upon a subjective assessment by the Compensation Committee, with recommendations from the President and Chief Executive Officer for our named executive officers, other than himself, of the executive’s value to us in the position to which they are appointed, their knowledge of our business and of the industry generally, their level of experience and past accomplishments and the level of responsibility to be assumed by them. The amount of annual base salary fixed at the time of hire or appointment of each of our named executive officers is set out in their employment agreements.

Our executive officers are eligible to receive two types of cash bonuses for 2009:

•	annual cash bonus awards pursuant to our short term incentive plan as a percentage of base salary. The award of annual cash bonuses pursuant to our short term incentive plan is based, 80% on the level of achieving or exceeding in the fiscal year, budgeted earnings before interest and taxes (“Adjusted EBIT”) and 20% on achieving personal goals and Sarbanes Oxley compliance and is at the discretion of the employee’s immediate supervisor. Adjusted EBIT is a non-GAAP financial measure that is calculated by making similar adjustments to earnings before interest and taxes (“EBIT”) as are required to calculate Adjusted EBITDA as defined under our Credit Agreement for our senior credit facilities. Budgeted Adjusted EBIT for fiscal 2009 was fixed in February as part of the budget process. Budgeted Adjusted EBIT is subject to adjustment by the Compensation Committee at the time the short term bonuses are awarded to reflect acquisitions, divestitures and other unusual items occurring between the time that budgeted Adjusted EBIT was fixed for the fiscal year and the time of award; and

•	discretionary cash bonuses to reward an executive officer for the achievement of one-time objectives in the relevant fiscal year, for example, success in raising capital or in acquiring and integrating a newly acquired business.

The payment of cash bonus awards pursuant to our short term incentive plan is intended to:

•	make the executive accountable for our achievement of annual financial performance goals; and

•	reward the executive for superior performance in his or her role.

Annual cash bonus awards form a significant portion of our named executive officers annual compensation. In fiscal 2009, each of our named executive officers, other than Wayne R. Bishop, had a target annual cash bonus of 100% of their base salary. Mr. Bishop’s target annual cash bonus was 50% of his base salary. The target annual cash bonus for each of our named executive officers, as a percentage of the executive’s base salary is set out in their employment agreements. We believe that the percentages of salary available as annual cash bonuses pursuant to our short term incentive plan are appropriate based upon each executive’s position in the Company and their ability to impact our financial and/or operational results regarding the achievement of budgeted EBIT and their level of responsibility relative to others in the company.

The threshold to receive the portion of the bonus awarded based on our financial performance in the 2009 fiscal year for all employees who participate in the plan, including our named executive officers, is the achievement of 100% of budgeted Adjusted EBIT. If the threshold is achieved, the bonus entitlement is 40% of the target bonus. If 110% of budgeted Adjusted EBIT is achieved, the short term incentive plan entitlement is 80% of the target bonus amount, with proportional increases in the percentage payout to reflect the amount achieved over 100%. The Compensation Committee has the discretion to award an annual cash bonus that is greater or less than the target percentage of base salary based upon the achieved level of Adjusted EBIT.

Performance reviews of all managerial employees, including our named executive officers, are conducted in February or March of each year, at the same time that budgeted Adjusted EBIT for the current fiscal year is fixed. As part of this process, our Chief Executive Officer reviews with the Compensation Committee his assessment of and recommendation for the annual incentive bonus for each of our named executive officers, other than himself, based upon achievement by us of budgeted Adjusted EBIT in the immediately preceding fiscal year and the individual named executive’s achievement of personal goals, as well as recommendations for discretionary bonus cash awards based upon the achievement of goals specific to each named executive officer’s area of responsibility in the preceding year. The Compensation Committee may exercise its discretion in implementing or adjusting the Chief Executive Officer’s recommendations. The Compensation Committee also assesses the Chief Executive Officer’s performance for the prior year against achievement by us of budgeted Adjusted EBIT as well as subjective performance criteria of his achievements and achievements realized by us through the efforts of the Chief Executive Officer in the prior fiscal year in connection with the potential award of a discretionary cash bonus.

Long term incentive awards are made to our named executive officers, our directors and other participating employees in accordance with our 2007 Plan. The goal of our long term equity incentive awards is to permit our named executive officers, our directors and other employees who participate in the Plan to acquire or increase their equity stake in the Company through their efforts in achieving financial targets fixed by the Board and thereby align the interests of participants in the Plan with those of our stockholders, as well as to encourage retention of our executives because the vesting periods of equity awards, which are fixed by the Compensation Committee at the time of each award, extend over several years. The long term equity incentive awards also provide consideration for the enforcement of post-termination non-competition covenants which are required of all recipients of long term equity incentive awards, including our named executive officers.

The Compensation Committee has determined that Restricted Stock Units (RSUs), the vesting of which is tied to the achievement of fixed financial performance goals over several fiscal years, are the most effective means of achieving the objectives of our long term compensation plan for our named executive officers, our directors and other key managerial employees. The total number of RSUs granted to our named executive officers and to our directors in March of 2009 was 450,000 and 52,500, respectively, out of a total of 628,500 RSUs awarded to all participants in the 2007 Plan. The number of RSUs granted to our named executive officers was made consistent with the recommendation in 2007 of Mercer, the compensation consultants retained by the Compensation Committee, as to the number of regular annual grants of RSUs.

In accordance with their terms, the RSUs granted in March of 2009 will vest as to 33 1/3% of the grant on each of March 15, 2010, March 15, 2011 and March 15, 2012, subject to the continuous employment of the recipient of the grant or for our directors continued service as a director and to the level of attainment of performance targets fixed by the Compensation Committee at the time of grant.

The number of eligible RSUs that vest on any vesting date is based upon our level of attainment of annual EBITDA targets, namely the EBITDA as shown in the budget for the applicable fiscal year as approved by the Board of Directors (“Annual Target EBITDA”). EBITDA is defined as earnings before interest, taxes, depreciation and amortization as determined by the Compensation Committee in its sole discretion. The number of eligible RSUs that vest on each annual vesting date is based on the applicable vesting percentage, determined by the Committee based on the extent to which the Annual Target EBITDA for the applicable fiscal year has been attained. The vesting percentages are as follows:

EBITDA	Vesting
Percentage	Percentage

70%	25%
80%	50%
90%	75%
100%	100%

All holders of RSUs, including our named executive officers, have the ability to catch up eligible units that did not vest in a year based on our achievement of Annual Target EBITDA in subsequent fiscal years. If the EBITDA Percentage for the aggregate of the first and second fiscal years after the grant date, is greater than the EBITDA Percentage in the first fiscal year after the grant date, the participant is deemed fully vested in the additional eligible RSUs that would have vested if that EBITDA Percentage had been achieved in the prior year. If the EBITDA Percentage for the aggregate of the three years that the RSUs are eligible to vest is greater than the EBITDA Percentage for either or both of the first or second fiscal years after the grant date, then the participant is deemed fully vested in the additional Eligible RSU’s that would have vested if that level of EBITDA Percentage had been achieved in either of the prior two fiscal years.

Prior to vesting, RSUs may not be sold, transferred or voted. In the event of termination of employment or service as director due to death or disability prior to the applicable vesting date, unvested RSUs will continue to be eligible to vest as if the participant had remained as an employee or director until the next potential vesting date following the date of death or disability, at which time RSUs that are eligible to vest will vest based upon the achievement of Adjusted EBITDA on the vesting date and all unvested RSUs on that date will be forfeited. In addition, all unvested RSU’s will vest immediately prior to a change of control. At vesting, one share of Common Stock is issued for each vested RSU.

The restricted stock unit agreements entered into with all recipients of RSUs grants, including our named executive officers, prohibit the recipient of the grant from competing with our business for a period of two years after termination of the holder’s employment.

The Compensation Committee has not adopted a policy for allocating between short term incentive awards and long-term equity awards.

In addition to the three key components of their compensation packages, our named executive officers receive certain perquisites and other personal benefits, such as car allowance, reimbursement of personal fuel costs and automobile maintenance expenses and club memberships which we believe enable the executive to better perform their roles and which were negotiated with each of our named executive officers. We also provide Mr. Johnson and Mr. Hulligan with an enhanced medical, dental, life and accidental death and dismemberment plan which covers medical and dental expenses for them and their family members and provides life insurance and short term disability coverage, which we believe is required to make our compensation program competitive with those of other public companies. Mr. Sutherland-Yoest, Mr. Cairns and Mr. Bishop are enrolled in the same health care and short and long term disability plans that are available to all of our senior executive officers in our Burlington, Ontario, Canada corporate office.

Other than matching contributions made by us to our 401(k) plan for our named executive officers (or equivalent Deferred Profit Sharing Plan for executives based in our Canadian corporate office), to a maximum of 3.5% of their base salary, we do not provide any retirement benefits to our employees, including our named executive officers nor do we have any non-qualified deferred compensation plans. The maximum percentage of matching contributions to the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Service on contributions made by our named executive officers, or the Canadian equivalent plan, is the same for our named executive officers as it is for all of our employees. Retirement would be treated as a resignation pursuant to the employment agreements with our named executive officers.

As an incentive to attract and retain talented executives and to permit us to require and enforce post-termination, non-competition and non-solicitation covenants, our executive employment agreements provide for post-termination benefits where the named executive employee’s employment is terminated either by us without cause or by the executive for good reason. The employment agreements with our named executive officers also provide for post-termination benefits on death or total disability.

We have also agreed to make lump sum change of control payments to our named executive officers. For each of our named executive officers, other than our President and Chief Executive Officer, to receive change of control payments, there must be a change of control and the employment of the named executive officer must be terminated by us without cause or by the executive for good reason, within the time frames set out in the executive’s employment agreement. For our President and Chief Executive Officer, the change of control payments are triggered by the occurrence of the change of control alone. Also, pursuant to our 2007 Plan, RSUs vest immediately prior to a change of control. We believe that these change of control payments are required in order to incentivize and retain our executive officers during the period prior to and after a change of control.

Change of control and termination payments are described in detail in the section of this Report titled “Potential Payments upon Termination or Change of Control”.

Summary Compensation Table

The following table summarizes all compensation awarded to, earned by or paid to our executive officers serving as such at the end of December 31, 2009, in each of the last three fiscal years ended December 31st. Because annual cash bonuses paid under our short term incentive plan are paid based upon the achievement of performance goals fixed early in the applicable fiscal year, these bonuses are shown in the “Non-Equity Incentive Plan Compensation” column. Cash bonuses, awarded at the discretion of the Compensation Committee, are shown in the “Bonus” column:

						Non-Equity
					Stock	Incentive Plan		All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)(1)	Compensation ($)		Compensation ($)		Total ($)

David Sutherland-Yoest	2009	$583,800	(2)	$186,816	$721,415	$396,984	(2)	$38,443	(3)	$1,927,458
Chief Executive	2008	625,400		173,059	751,664	322,081		40,264		1,912,468
Officer and President	2007	620,200		—	—	620,200		33,945		1,274,345
Edwin D. Johnson	2009	400,000		—	181,800	272,000		43,941	(4)	897,741
Executive Vice-President, Chief	2008	400,000		80,000	180,400	206,000		33,559		899,959
Financial Officer and	2007	242,298		—	—	250,000		20,230		512,528
Chief Accounting Officer
Ivan R. Cairns	2009	385,308	(5)	123,299	227,250	262,009	(5)	44,197	(6)	1,042,063
Executive Vice-President and	2008	412,764		114,219	225,500	212,573		46,994		1,012,050
General Counsel	2007	409,332		—	—	409,332		32,633		851,297
William P. Hulligan	2009	400,000		128,000	181,800	272,000		67,032	(7)	1,048,832
Executive Vice-	2008	400,000		80,000	180,400	206,000		49,222		915,622
President, U.S. Operations	2007	201,923		17,000	—	133,000		37,630		389,553
Wayne R. Bishop	2009	196,275	(8)	31,525	43,300	66,991		—		338,091
Senior Vice-	2008	—		—	—	—		—		—
President and Controller	2007	—		—	—	—		—		—

(1)	Does not reflect amounts actually received as compensation but represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 based on the probable outcome of the performance conditions measured as of the grant date, assuming achievement of the maximum performance criteria. For a discussion of the assumptions used in the valuation see Notes 3 and 14 to the Consolidated Financial Statements, which are included elsewhere in this annual report. Amounts for 2008 have been restated for consistency in presentation.

(2)	Pursuant to his employment agreement dated October 26, 2005, Mr. Sutherland-Yoest’s base salary is fixed at $500,000 U.S. dollars per annum. However, Mr. Sutherland-Yoest is paid in Canadian dollars. The amount of his Canadian dollar base salary was fixed at an exchange rate in effect at the time his employment agreement was entered into. All amounts paid to Mr. Sutherland-Yoest in Canadian dollars are converted for reporting purposes to U.S. dollars at the average exchange rate in the applicable fiscal year. As a result of fluctuations in the exchange rate between the Canadian and U.S. dollar, although Mr. Sutherland-Yoest’s base salary was the same in each of the three fiscal years described above, the U.S. dollar equivalent fluctuates. Non-equity incentive plan compensation payments are calculated based upon Mr. Sutherland-Yoest’s Canadian dollar salary and are paid in Canadian dollars and converted for reporting purposes to U.S. dollars at the average exchange rate in the applicable fiscal year.

(3)	Consists of car allowance and fuel and maintenance charges of C$25,724, club dues of C$7,200, other personal benefits of C$4,200, health care benefits and long term disability coverage of C$5,746 and premiums on life insurance for the benefit of Mr. Sutherland-Yoest of C$1,030. Canadian dollar amounts are converted to U.S. dollars for reporting purposes, at the average exchange rate in the fiscal year in which the amounts were paid.

(4)	Consists of car allowance of $14,400, matching contributions to our 401(k) Plan of $8,575 and health benefits and supplemental life and disability insurance premiums totaling $20,966.

(5)	Pursuant to his employment agreement dated January 5, 2004, Mr. Cairns’ base salary is fixed at $330,000 U.S. dollars. However, Mr. Cairns is paid in Canadian dollars. The amount of his Canadian dollar base salary is determined at an exchange rate fixed at the time his base salary was determined. All amounts paid to Mr. Cairns in Canadian dollars are converted for reporting purposes to U.S. dollars at the average exchange rate in the applicable fiscal year. As a result of fluctuations in the exchange rate between the Canadian and U.S. dollar, although Mr. Cairns’ base salary was the same in each of the three fiscal years described above, the U.S. dollar equivalent fluctuates. Non-equity incentive plan compensation payments are calculated based upon Mr. Cairns’ Canadian dollar salary and are paid in Canadian dollars and converted for reporting purposes to U.S. dollars at the average exchange rate in the applicable fiscal year.

(6)	Consists of car allowance and fuel and maintenance charges of C$25,811, club dues of C$3,688, matching contributions to the Canadian equivalent of our 401(k) Plan of C$10,750, health care benefits and long term disability coverage of C$8,165, and premiums on life insurance for the benefit of Mr. Cairns of C$2,057. Canadian dollar amounts are converted to U.S. dollars for reporting purposes at the average exchange rate in the fiscal year in which the amounts were paid.

(7)	Consists of car allowance of $14,400, matching contributions to our 401(k) Plan of $8,575, club dues of $14,568 and health benefit and supplemental life and disability insurance premiums of $29,489.

(8)	Pursuant to his employment agreement, Mr. Bishop’s base salary is fixed and paid in Canadian dollars and his bonus is fixed as a percentage of his Canadian dollar base salary. Amounts paid to Mr. Bishop in Canadian dollars are converted for reporting purposes to U.S. dollars at the average exchange rate in fiscal 2009.

Grants of Plan-Based Awards

The following table provides information about annual cash bonuses which our executive officers were eligible to receive for fiscal 2009 (paid in 2010), pursuant to our short term incentive plan. The actual amounts of cash bonuses paid to our executive officers pursuant to our short term incentive plan based on achievement of performance goals in fiscal 2009 are shown in the Summary Compensation Table. The following table also provides information about restricted stock units that are eligible to vest in and for fiscal 2009 based upon our financial performance in the year:

									Grant Date
		Estimated Possible Payouts				Estimated Possible Payouts Under			Fair Value
		Under Non-Equity Incentive				Equity Incentive Plan Awards			of Stock
		Plan Awards				Threshold #	Target #	Maximum	and Option
	Grant Date	Threshold ($)		Target ($)		of Units	of Units	# of Units	Awards ($)
Name	(1)	(2)		(3)		(4)	(5)	(6)	(7)

David Sutherland-Yoest		C$	266,667	C$	666,667
	March 15, 2009					18,750	75,000	75,000	324,750
	February 8, 2008					20,833	83,333	104,166	396,665
Edwin D. Johnson			160,000		400,000
	March 15, 2009					5,000	20,000	20,000	86,600
	February 8, 2008					5,000	20,000	25,000	95,200
Ivan R. Cairns		C$	176,000	C$	440,000
	March 15, 2009					6,250	25,000	25,000	108,250
	February 8, 2008					6,250	25,000	31,250	119,000
William P. Hulligan			160,000		400,000
	March 15, 2009					5,000	20,000	20,000	86,600
	February 8, 2008					5,000	20,000	25,000	95,200
Wayne R. Bishop		C$	45,000	C$	112,500
	March 15, 2009					2,500	10,000	10,000	43,300

(1)	The grant date for equity incentive plan awards is the date the awards were approved by the Compensation Committee.

(2)	Represents the bonus amounts payable under our annual short term incentive plan if 100% of budgeted Adjusted EBIT is achieved, which is the minimum level that must be achieved for an annual cash bonus to be paid. For Mr. Sutherland-Yoest, Mr. Cairns and Mr. Bishop, the threshold is calculated based upon the Canadian dollar salary paid to each of them for the year.

(3)	Represents 100% of base salary for each of our named executive officers, other than Mr. Bishop, whose target is 50% of his base salary. For Mr. Sutherland-Yoest, Mr. Cairns and Mr. Bishop, the target is calculated based upon their Canadian dollar salary paid in the year. There is no maximum amount that may be paid to our executive officers as an annual cash bonus. The Compensation Committee has the discretion to award an amount greater or less than the target fixed in the employment agreement of each of our named executive officers.

(4)	Represents the number of restricted stock units that will vest if 70% of Annual Target EBITDA is achieved, the minimum level of achievement for restricted stock units to vest.

(5)	Represents 100% of the restricted stock units eligible to vest assuming 100% of Annual Target EBITDA is achieved.

(6)	Includes restricted stock units that did not vest based on performance in fiscal 2008 but which were eligible to catch up in 2009 if the EBITDA Percentage for the aggregate of fiscal 2008 and 2009 was 100% of Annual Target EBITDA for 2008 and 2009.

(7)	Represents the grant date fair value of the restricted stock units calculated in accordance with FASB ASC Topic 718, assuming that 100% of budgeted Adjusted EBITDA is achieved in fiscal 2009. Based on this assumption, no units eligible to catch up would vest in 2010 and therefore no value is ascribed to these units.

For fiscal 2009, the Compensation Committee fixed Adjusted EBIT for purposes of our short term incentive plan at $58.0 million. Subsequently in determining entitlement to short term incentive plan payments to our named executive officers, the Compensation Committee increased Adjusted EBIT by approximately $0.8 million to account for acquisitions made in fiscal 2009. The Compensation Committee did not exercise its discretion to award more than the target amount based on the level of our achievement of Adjusted EBIT in awarding short term incentive bonuses to our named executive officers for fiscal 2009.

Our level of achievement of budgeted Adjusted EBIT was 102% of the target, resulting in bonus eligibility of 48% (60% of the 80% eligible to be awarded based on the achievement of budgeted Adjusted EBIT) for all of our named executive officers.

Each of our named executive officers has entered into an employment agreement with us which sets out his starting base salary, his target annual cash bonus pursuant to our short term incentive plan as a percentage of his base salary, and the benefits and post termination payments to which the executive is entitled.

Pursuant to his employment agreement dated October 26, 2005, Mr. Sutherland-Yoest’s base salary is fixed at $500,000 per year. Although Mr. Sutherland-Yoest’s salary is fixed in U.S. dollars, he is paid in Canadian dollars, based on an exchange rate fixed at the time his base salary was determined. Similarly, Mr. Sutherland-Yoest’s target annual cash bonus pursuant to our short term incentive plan, which is 100% of his base salary, is calculated as a percentage of his Canadian dollar salary and is paid in Canadian dollars. For financial statement reporting purposes, Canadian dollar amounts paid to Mr. Sutherland-Yoest are converted to U.S. dollars at the average exchange rate in effect for the fiscal year. Although Mr. Sutherland-Yoest’s base salary has remained unchanged for the past three years, fluctuations in the exchange rate between the Canadian and the U.S. dollar account for the fluctuations in his base salary as reported in the Summary Compensation Table.

Based on our achievement of budgeted Adjusted EBIT as described above as well as 100% achievement of personal goals Mr. Sutherland-Yoest’s short term incentive plan bonus award was C$453,334. In addition the Compensation Committee awarded Mr. Sutherland-Yoest a one-time, discretionary cash bonus of C$213,333, based upon his role in the negotiation of the merger agreement with IESI-BFC Ltd.

In fiscal 2008, Mr. Sutherland-Yoest received an annual cash bonus of C$343,334 pursuant to our short term incentive plan, based upon our achievement of 90.3% of our target Adjusted EBITDA for the year, as well as a discretionary cash bonus of C$184,478, based upon Mr. Sutherland-Yoest’s role in the successful refinancing of our Senior Secured Credit Facilities in October 2008 and in the divestiture of our operations in Jacksonville, Fl and several smaller acquisitions.

In fiscal 2007, Mr. Sutherland-Yoest’s cash bonus award pursuant to our short term incentive plan was C$666,667, being 100% of his target.

Mr. Johnson’s employment agreement dated as of March 12, 2007, provides for an annual base salary of $300,000. Effective January 1, 2008, the Compensation Committee, on the recommendation of the President and Chief Executive Officer, increased Mr. Johnson’s base salary to $400,000 to reflect Mr. Sutherland-Yoest’s assessment of superior performance by Mr. Johnson in his role as our Executive Vice-President and Chief Financial Officer. Pursuant to his employment agreement, Mr. Johnson’s target annual cash bonus is 100% of his base salary. Mr. Johnson’s short term incentive plan payment in fiscal 2009 was $272,000, based on our achievement of budgeted Adjusted EBIT as described above.

In fiscal 2008, Mr. Johnson received an annual cash bonus of $206,000 pursuant to our short term incentive plan and a discretionary cash bonus of $80,000 based upon his role in the successful completion of the refinancing of our Senior Secured Credit Facilities in October 2008.

As Mr. Johnson commenced his employment with us in March, 2007, he received a pro rata share of his annual base salary for fiscal 2007. His annual cash bonus for fiscal 2007 was based upon his pro rated salary.

Pursuant to his employment agreement dated as of August 23, 2007, Mr. Hulligan’s annual base salary was fixed at $300,000 and his target annual cash bonus is 100% of his base salary. Effective January 1, 2008, the Compensation Committee, on the recommendation of our President and Chief Executive Officer, increased Mr. Hulligan’s base salary to $400,000 to reflect Mr. Sutherland-Yoest’s assessment of Mr. Hulligan’s superior performance in his role of Executive Vice-President, U.S. Operations. Mr. Hulligan’s cash bonus in fiscal 2009 under our short term incentive plan was $272,000, based on our achievement of budgeted Adjusted EBIT as described above and 100% achievement of Mr. Hulligan’s personal goals. In addition, the Compensation Committee awarded Mr. Hulligan a discretionary cash bonus of $128,000 based on his role in the acquisition and integration of operations in Miami-Dade.

In fiscal 2008, Mr. Hulligan’s cash bonus pursuant to our short term incentive plan was $206,000. Mr. Hulligan was also awarded a discretionary cash bonus of $80,000, based upon his role in the completion of the Jacksonville, Florida divestiture and certain smaller acquisitions in the year.

For fiscal 2007, Mr. Hulligan received base salary totaling $201,923, and a total annual cash bonus of $133,000 pursuant to our short term incentive plan. In fiscal 2007, the Compensation Committee also awarded Mr. Hulligan a discretionary bonus of $17,000 as a result of Mr. Hulligan’s role in securing a permit expansion for our JED Landfill.

Mr. Cairns’ employment agreement dated January 5, 2004, provides for a base salary of $330,000 per year and sets his annual target cash bonus at 100% of his base salary. Mr. Cairns’ base salary is paid in Canadian dollars, at an exchange rate fixed at the time his base salary was determined and his annual cash bonus is determined based upon the amount of his Canadian dollar base salary. For reporting purposes, all amounts paid to Mr. Cairns in Canadian dollars are converted at the average exchange rate applicable for the fiscal year. Although Mr. Cairns’ base salary has remained unchanged for the past three years, fluctuations in the exchange rate between the Canadian and the U.S. dollar account for the fluctuations in his base salary as reported in the Summary Compensation Table. For fiscal 2009, Mr. Cairns received an annual incentive plan cash bonus of C$299,200, based on our achievement of budgeted Adjusted EBIT as described above and 100% achievement of Mr. Cairns’ personal goals. The Compensation Committee also awarded Mr. Cairns a discretionary cash bonus of C$140,800, for his role in negotiating the merger agreement with IESI-BFC Ltd.

In fiscal 2008, Mr. Cairns received an annual cash bonus pursuant to our short term incentive plan of C$226,600, being 51.5% of his target, as well as a discretionary cash bonus of C$121,756 based upon Mr. Cairns role in completing the October 2008 refinancing of our Senior Secured Credit Facilities. Mr. Cairns annual cash bonus in fiscal 2007, pursuant to our short term incentive plan was C$440,000, being 100% of his target.

Mr. Bishop’s annual base salary is fixed in his employment agreement as C$225,000, and his target bonus is 50% of his base salary. His bonus award for fiscal 2009 pursuant to our short term incentive plan was C$76,500, based on our achievement of budgeted Adjusted EBIT as described above and 100% achievement of Mr. Bishop’s personal goals. In addition, the Compensation Committee awarded Mr. Bishop a discretionary bonus of C$36,000 based on his role in the acquisition of operations in Miami-Dade and the proposed merger with IESI-BFI Ltd. Salary and bonus amounts paid to Mr. Bishop in Canadian dollars are reported in the Summary Compensation Table in U.S. dollars and converted from Canadian to U.S. dollars at the average exchange rate for the applicable fiscal year.

On March 15, 2009, the Compensation Committee granted a total of 450,000 Restricted Stock Units to our named executive officers as follows:

Number
of RSU’s
Name	Granted

David Sutherland-Yoest	225,000
Edwin D. Johnson	60,000
Ivan R. Cairns	75,000
William P. Hulligan	60,000
Wayne R. Bishop	30,000

These RSUs will vest up to one third (1/3) on each of March 15, 2010, March 15, 2011 and March 15, 2012 based upon our level of achieving the annual target EBITDA in the prior fiscal year and subject to catch up as described below.

The Compensation Committee determined that EBITDA for fiscal 2009 for purposes of the vesting of RSUs was $105.4 million, greater than 100% of the Annual Target EBITDA. As a result, on March 15, 2010 all of the eligible RSUs awarded in March 2009 and in February 2008 (other than units granted in February 2008 that did not vest in March 2009) will vest in our named executive officers as follows assuming continued employment through that date:

		Remaining
		Eligible RSU’s
	Vested	from 2008
Name	RSU’s	Grant

David Sutherland-Yoest	158,333	20,833
Edwin D. Johnson	40,000	5,000
Ivan R. Cairns	50,000	6,250
William P. Hulligan	40,000	5,000
Wayne R. Bishop	10,000	—

No catch up of the remaining eligible RSUs from the February 2008 grant was achieved for fiscal 2009 as the EBITDA percentage for the aggregate of the 2008 and 2009 fiscal years was not 100% or more. These units remain eligible to catch up based on our performances in 2010; if the EBITDA percentage for the aggregate of the 2008, 2009 and 2010 fiscal years is 100% or more, the remaining RSUs from the 2008 grant will vest in accordance with the aggregate EBITDA Percentage achieved in fiscal 2008, 2009 and 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity-based awards held by each of our executive officers as of December 31, 2009:

Stock Awards

			Equity Incentive
	Equity Incentive		Plan Awards:
	Plan Awards:		Market or Payout
	Number of Unearned		Value of
	Shares,		Unearned Shares,
	Units or other		Units or
	Rights that		Other Rights that
Name	have not vested		have not vested(3)

David Sutherland-Yoest	187,500	(1)	$1,518,336
	225,000	(2)	2,049,750
Edwin D. Johnson	45,000	(1)	364,400
	60,000	(2)	546,600
Ivan R. Cairns	56,250	(1)	455,500
	75,000	(2)	683,250
William P. Hulligan	45,000	(1)	364,400
	60,000	(2)	546,600
Wayne R. Bishop	30,000	(2)	273,300

(1)	Represents restricted stock units awarded in fiscal 2008 that are eligible to vest on March 15, 2010 and March 15, 2011. If the EBITDA Percentage for the aggregate of the 2008, 2009 and 2010 fiscal years is greater than 100%, the remaining RSUs that did not vest on March 15, 2009 (the “Catch up Units”) will vest in accordance with the aggregate EBITDA Percentage achieved in fiscal 2008, 2009 and 2010.

(2)	Represents restricted stock units awarded in fiscal 2009 that are eligible to vest on March 15, 2010, March 15, 2011 and March 15, 2012 (as to 33 1/3% on each date).

(3)	Based on the closing market price of our common stock on December 31, 2009 of $9.11 per share, assuming achievement of 100 % of Annual Target EBITDA in fiscal 2009 and subsequent fiscal years. Based on these assumptions, the Catch up Units would not vest and therefore have no value.

Option Exercises and Stock Vested

None of our named executive officers hold any options as of December 31, 2009 and no options were exercised by any of our named executive officers during fiscal 2009. The following table summarizes restricted stock units that were vested as of December 31, 2009:

Stock Vested

	Number of
	Shares	Value
	Acquired	Realized
	on Vesting	on Vesting
Name	(#)	($)(1)

David Sutherland-Yoest	62,500	$270,625
Edwin D. Johnson	15,000	64,950
Ivan R. Cairns	18,750	81,188
William P. Hulligan	15,000	64,950
Wayne R. Bishop	—	—

(1)	Based on the closing market price on the vesting date of $4.33 per share.

Pension Benefits

Other than matching contributions made by us to our 401(k) plan (or equivalent Deferred Profit Sharing Plan for our Canadian employees) for our named executive officers, to a maximum of 3.5% of their base salary, subject to limitations imposed by the Internal Revenue Code or the Income Tax Act of Canada, we do not provide any retirement or pension benefits to our named executive officers. Matching contributions made to our 401(k) plan (or Canadian equivalent) vest after two years of continuous service with us. Employees must generally be employed for a fixed period of time before being eligible to participate in our 401(k) plan or Canadian equivalent.

Non-Qualified Deferred Compensation Plans

We do not have any non-qualified deferred compensation plans for any of our employees, including our named executive officers.

Potential Payments Upon Termination or Change of Control

Pursuant to employment agreements that we have entered into with each of our named executive officers, we have agreed to make post-termination payments of salary and bonus and to make payments to our third party health care insurance provider for continuing health care benefits, on the executive officer’s death or total disability, as well as on termination by us without cause, or by the executive officer for “good reason”. Under the employment agreements, “for cause” dismissal is narrowly defined to include only those instances where the executive officer has committed a serious breach of the terms of his employment agreement. In addition, “for cause” dismissal of any of our named executive officers must be approved by a 2/3rds vote of the Board of Directors and the executive must be given an opportunity to address the Board regarding the cause allegations made against him. Good Reason is defined in the employment agreements as:

•	a change in the executive’s title or responsibilities that represents a material diminution of the executive’s position, status or authority;

•	a reduction in the executive’s base salary;

•	our material failure to provide the required benefit programs to the executive and his family;

•	a failure to pay the executive a material amount of the compensation due to him; and

•	failure to require a successor to assume the employment agreement with the executive.

In addition, Mr. Cairns employment agreement provides that good reason includes a change of his principal place of employment to a location outside of the Burlington/Oakville/Hamilton area.

Total disability, as defined in the employment agreements of our named executive officers, means the executive is unable to discharge his responsibilities under his employment agreement for a period of 180 continuous days or a total of 180 days in any calendar year.

Pursuant to their employment agreements, each of our named executive officers is bound by confidentiality and non-solicitation covenants as well as covenants not to compete or be employed by any competing business in any of the business areas or territories in which we then conduct our business or with any development opportunity being pursued by us during the applicable non-compete period. The length of these non-compete and non-solicitation periods is summarized in the table below:

Termination by Reason of
For Cause or
	Without Cause or	Death or		Without Good
Name	for Good Reason	Disability	Change of Control	Reason

David Sutherland-Yoest Edwin D. Johnson Ivan R. Cairns	2 years	None	None where change of control occurred within 2 years preceding termination	1 year
William P. Hulligan			Period from termination to effective date of change of control where change of control occurs within 1 year following termination
Wayne R. Bishop	1 year	None	None where change of control occurred within 2 years preceding termination Period from termination to effective date of change of control where change of control occurs within 1 year following termination	1 year

If the Board in good faith determines that any of our named executive officers have breached the non-solicitation or non-competition covenants set out in their employment agreements, then we are entitled to suspend or terminate all remaining payments and benefits which would otherwise be payable to the executive, in addition to any other rights we may have against the executive. Each executive officer has also agreed to injunctive relief against him and to pay our costs in enforcing the covenants, if we prevail on the merits of a claim for breach of the executive’s confidentiality, non-solicitation or non-competition covenants.

We have also agreed to make lump sum change of control payments to our named executive officers, if there is a change of control and the executive’s employment is terminated by us without cause or by the executive for good reason within 2 years following the change of control, or where a change of control occurs within 1 year after termination without cause by us or termination for good reason by the named executive. Pursuant to Mr. Sutherland-Yoest’s employment agreement, payment of these lump sum amounts is also triggered if Mr. Sutherland-Yoest resigns for any reason where a change of control has occurred within 6 months preceding his resignation.

Where post-termination payments made to any of our executive officers result in excise tax to the executive under Section 4999 of the Internal Revenue Code, we are obligated to gross-up the payment to the executive to make them whole for the tax payment.

Our employment agreements with our named executive officers do not provide for payments triggered by retirement from employment. As a result, retirement would be treated as a voluntary resignation.

Mr. Sutherland-Yoest was issued warrants to purchase 333,333 shares of common stock as a term of the commencement of his employment in September 2001, 166,667 of which were subsequently transferred to his wife and daughter. The warrants have an exercise price of $8.10 per share, have all vested and will expire in September 2011. In the event of a change of control, or if Mr. Sutherland-Yoest’s employment is terminated by reason of death, disability or by us without cause, the warrants continue to be exercisable as if Mr. Sutherland-Yoest had remained an employee, through their expiration date. If Mr. Sutherland-Yoest’s employment is terminated by his voluntary resignation or by us for cause, all vested warrants may be exercised within 180 days of the date of such termination.

In addition to the provisions of the employment agreements with our named executive officers, pursuant to the 2007 Plan, all option rights, stock appreciation rights, restricted stock and restricted stock units outstanding at the time of a change of control, whether or not vested at that time, will vest in full immediately prior to the occurrence of a change of control, as defined under the 2007 Plan. The definition of a change of control includes:

•	the sale or lease or all or substantially all of our assets to a third party;

•	a merger or consolidation with a third party where we are not the surviving entity and 50% or more of the shareholders following the merger are not the same as prior to the merger;

•	the acquisition of more than 50% of our stock by a third party;

•	a change of a majority of our directors from those in place prior to the adoption of the 2007 Plan; and

•	our voluntary or involuntary dissolution.

The following table sets forth the potential post-employment payments that would be made to our executive officers assuming their employment was terminated effective December 31, 2009 based on their respective salaries and annual incentive compensation payments made for fiscal 2009.

	Termination by Reason of			For Cause or
	Without Cause or for		Change of	Voluntary
Name	Good Reason(1)	Death or Disability(2)	Control	Resignation

David Sutherland-Yoest	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time.
	Base salary for 3 years; 3 x average annual bonus over 36 months. Medical, dental and vision coverage continuance for 3 years or until secure substantially equivalent employer- provided coverage.	Base salary for 3 years; 3 x average annual bonus over 36 months. Medical, dental and vision coverage continuance for 3 years or until secure substantially equivalent employer-provided coverage.	Vesting of unvested restricted stock units. Lump sum payment of 3 x base salary and 3 x average annual bonus. Medical, dental and vision coverage continuance for 3 years or until eligible for employer-provided benefits, whether or not comparable.	Exercise of warrants to purchase 166,666 shares of common stock
	$3,402,422(3)	$4,844,836(4)	$8,675,238(5)	$168,333(6)
Edwin D. Johnson	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time.
	Base salary for 2 years; 2x annual cash bonus over 24 months. Medical, dental and vision coverage continuance for 2 years or until eligible for substantially equivalent employer-provided coverage.	Base salary for 2 years; 2x annual cash bonus over 24 months. Medical, dental and vision coverage continuance for 2 years or until eligible for substantially equivalent employer-provided coverage.	Vesting of unvested restricted stock units; Lump sum payment of 2x base salary and 2x average annual bonus. Medical, dental and vision coverage continuance for 2 years or until eligible for employer-provided benefits, whether or not comparable.
	$1,392,710(7)	$1,757,110(8)	$2,818,065(9)

	Termination by Reason of			For Cause or
	Without Cause or for		Change of	Voluntary
Name	Good Reason(1)	Death or Disability(2)	Control	Resignation

Ivan R. Cairns	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time.
	Base salary for 2 years; 2 x average annual bonus over 24 months. Medical, dental and vision coverage continuance for 2 years or until eligible for substantially equivalent employer-provided coverage.	Base salary for 3 years; 3 x average annual bonus over 36 months. Medical, dental and vision coverage continuance for 3 years or until eligible for substantially equivalent employer- provided coverage.	Vesting of unvested restricted stock units; Lump sum payment of 3 x base salary, and 3 x average annual bonus. Medical, dental and vision coverage continuance for 3 years or until eligible for employer-provided benefits, whether or not comparable.
	$1,472,004(10)	$2,703,632(11)	$3,443,820(12)
William P. Hulligan	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time.
	Base salary for 2 years; 2x annual cash bonus over 24 months. Medical, dental and vision coverage continuance for 2 years or until eligible for substantially equivalent employer-provided coverage.	Base salary for 2 years; 2x annual cash bonus over 24 months. Medical, dental and vision coverage continuance for 2 years or until eligible for substantially equivalent employer-provided coverage.	Vesting of unvested restricted stock units. Lump sum payment of 2x base salary and 2x average annual bonus. Medical, dental and vision coverage continuance for 2 years or until eligible for employer-provided benefits, whether or not comparable.
	$1,537,392(13)	$1,901,792(14)	$3,100,246(15)
Wayne R. Bishop	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time, earned annual cash bonus;	Unpaid base salary through date of termination, accrued, unpaid vacation time.
	Base salary for 1 year; 1x annual cash bonus over 12 months. Medical, dental and vision coverage continuance for 1 year or until eligible for substantially equivalent employer-provided coverage.	Base salary for 1 year; 1x annual cash bonus over 12 months. Medical, dental and vision coverage continuance for 1 year or until eligible for substantially equivalent employer-provided coverage.	Vesting of unvested restricted stock units. Lump sum payment of 1x base salary and 1x average annual bonus. Medical, dental and vision coverage continuance for 1 year or until eligible for employer-provided benefits, whether or not comparable.
	$298,773(16)	$389,873(17)	$572,073(18)

(1)	On termination other than for death or disability or change of control, all unvested restricted stock units are forfeited.

(2)	On termination due to death, disability or retirement effective December 31, 2009, all eligible unvested restricted stock units would remain outstanding until March 15, 2010 and would vest at that time based upon the level of achievement of Annual Target EBITDA in fiscal 2009. All unvested restricted stock units would be automatically forfeited at that time.

(3)	Consists of C$2,000,000 in base salary, C$1,861,146 in average bonus incentives, C$24,228 for continued health care benefits converted to U.S. dollars at the average exchange rate in fiscal 2009. Although the payments of salary and bonus would be payable in equal installments over 3 years, these amounts have not been present valued.

(4)	Consists of C$2,000,000 in base salary, C$1,861,146 in average bonus incentives, C$24,228 for continued health care benefits converted to U.S. dollars at the average exchange rate in fiscal 2009 and $1,442,414 on the vesting of 158,333 restricted stock units. Although the payments of salary and bonus would be payable in equal installments over 3 years, these amounts have not been present valued.

(5)	In addition to the amounts described in Footnote 3 for salary, bonus and benefits, includes, $3,757,875 for the vesting of 412,500 restricted stock units at $9.11 per share, the closing price of our common shares on December 31, 2009 and tax gross up of $1,514,941.

(6)	Represents the difference between the closing price of our stock on December 31, 2009 of $9.11 and the warrant exercise price of $8.10 per share.

(7)	Consists of $800,000 in base salary, $558,000 in average bonus incentives and $34,710 for continued health care benefits. Although the payments of salary and bonus would be payable in equal installments over 2 years, these amounts have not been present valued.

(8)	Consists of $800,000 in base salary, $558,000 in average bonus incentives, $34,710 for continued health care benefits and $364,400 on the vesting of 40,000 restricted stock units. Although the payments of salary and bonus would be payable in equal installments over 2 years, these amounts have not been present valued.

(9)	In addition to the amounts described in Footnote 7 for salary, bonus and benefits, includes $956,550 for the vesting of 105,000 restricted stock units at $9.11 per share, the closing price of our common shares on December 31, 2009, and tax gross up of $468,805.

(10)	Consists of C$880,000 in base salary and C$788,355 in average bonus incentives and C$12,590 for continued health care benefits, converted to U.S. dollars at the average exchange rate in fiscal 2009. Although the payments of salary and bonus would be payable in equal installments over 2 years, these amounts have not been present valued

(11)	Consists of C$1,320,000 in base salary and C$1,228,355 in average bonus incentives, C$18,885 for continued health care benefits, converted to U.S. dollars at the average exchange rate in fiscal 2009 and $455,500 on the vesting of 50,000 restricted stock units. Although the payments of salary and bonus would be payable in equal installments over 3 years, these amounts have not been present valued.

(12)	In addition to the amounts described in Footnote 11 for salary, bonus and benefits, includes $1,195,688 for the vesting of 131,250 restricted stock units at $9.11 per share, the closing price of our common shares on December 31, 2009.

(13)	Consists of $800,000 in base salary, $686,000 in average bonus incentives and $51,392 for continued health care benefits. Although the payments of salary and bonus would be payable in equal installments over 2 years, these amounts have not been present valued

(14)	Consists of $800,000 in base salary, $686,000 in average bonus incentives and $51,392 for continued health care benefits and $364,400 on the vesting of 40,000 restricted stock units. Although the payments of salary and bonus would be payable in equal installments over 2 years, these amounts have not been present valued.

(15)	In addition to the amounts described in Footnote 13 for salary, bonus and benefits, includes$956,550 for the vesting of 105,000 restricted stock units at $9.11 per share, the closing price of our common shares on December 31, 2009, and tax gross up of $606,304.

(16)	Consists of C$225,000 in base salary, C$112,500 in average bonus incentives and C$3,682 for continued health care benefits, converted to U.S. dollars at the average exchange rate in fiscal 2009.

(17)	Consists of C$225,000 in base salary, C$112,500 in average bonus incentives and C$3,682 for continued health care benefits, converted to U.S. dollars at the average exchange rate in fiscal 2009 and $91,100 on the vesting of 10,000 restricted stock units.

(18)	In addition to the amounts described in Footnote 16 for salary, bonus and benefits, includes $273,300 on the vesting of 30,000 restricted stock units at $9.11 per share, the closing price of our common shares on December 31, 2009.

Directors’ Compensation

Our non-employee directors receive cash compensation for serving on our Board based upon their role on the Committees of the Board to which they are appointed and the number of meetings they attend, either in person or by telephone. Our non-employee directors are also eligible to receive equity awards pursuant to the 2007 Plan.

The following table summarizes all compensation paid to the members of our Board of Directors for services on the Board in the fiscal year ended December 31, 2009:

	Fees Earned	Stock
	or Paid in	Awards
Name	Cash ($)	($)(1)	Total ($)

Michael B. Lazar	$33,500	$22,725	$56,225
George E. Matelich	40,500	22,725	63,225
Jack E. Short	55,500	22,725	78,225
Gary W. DeGroote	23,000	15,150	38,150
Lucien Rémillard	20,500	15,150	35,650
Michael H. DeGroote	24,000	15,150	39,150
Wallace L. Timmeny	49,500	15,150	64,650
Michael J. Verrochi	45,500	15,150	60,650
Charles E. McCarthy	9,500	— (2)	9,500

(1)	Does not represent amounts actually paid to our directors. Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 based on the probable outcome of the performance conditions measured as of the grant date, assuming achievement of the maximum performance criteria fixed for fiscal 2009. For a discussion of the assumptions used in the valuation see Notes 3 and 14 to the Consolidated Financial Statements, which are included elsewhere in this annual report.

(2)	All restricted stock unit awards made to Mr. McCarthy were forfeited when Mr. McCarthy was not re-elected to the Board in June 2009.

Cash Compensation

Each non-employee director receives an annual retainer of $15,000 and $1,500 or $500 per meeting for participation in person or by telephone respectively. In addition, $20,000 is paid to the Chair of the Audit Committee and $5,000 is paid to the Chair of each of the Compensation Committee and the Governance Committee. Each member of the Audit Committee receives $15,000 as an additional retainer. We also reimburse our non-employee directors for their travel, accommodation, meals and related expenses incurred in attending Board meetings. David Sutherland-Yoest, the only employee director, does not receive any additional compensation for his service on the Board.

Equity Compensation

Non-employee directors are eligible to receive grants of options, stock appreciation rights, restricted stock, restricted stock units, performance compensation awards and other stock bonus awards pursuant to our 2007 Plan, at the discretion of the Compensation Committee.

On March 15, 2009, based on our achievement of in excess of 90% of our 2008 annual target EBITDA, 1,875 of the 2,500 restricted stock units that were eligible to vest for Messers. Lazar, Matelich and Short vested and 1,250 , of the 1,666 restricted stock units that were eligible to vest for Messers. Gary W. DeGroote, Timmeny, Verrochi, and Rémillard vested. The directors are eligible to catch up all or part of the remaining eligible RSUs granted in fiscal 2008 (the “Catch Up Units”). No catch up was achieved for fiscal 2009 as the EBITDA percentage for the aggregate of the 2008 and 2009 fiscal years was not 100% or more. If the EBITDA Percentage for the aggregate of the 2008, 2009 and 2010 fiscal years is 100% or more, the remaining RSUs that did not vest from the February 2008 grant will vest on March 15, 2011 in accordance with the aggregate EBITDA Percentage achieved in fiscal 2008, 2009 and 2010.

Consistent with grants of restricted stock units made in the prior year, in February of 2009, the Compensation Committee awarded a total of 52,500 restricted stock units to our non-employee directors; 7,500 to the Chairman of each of our Compensation, Governance and Audit Committees and 5,000 to each other non-employee members of the Board. The restricted stock units granted in February 2009 are eligible to vest as to 33 1/3% each year over a 3 year period on March 15, 2010, March 15, 2011 and March 15, 2012 based upon the Company’s achievement of target EBITDA in the year that the units are eligible to vest. Based on the achievement of 100% of Annual Target EBITDA for fiscal 2009, 2,500 restricted stock units awarded to each of Messers. Lazar, Matelich and Short in each of February 2008 and March 2009 and 1,666 restricted stock units awarded to each of the other directors in each of February 2008 and March 2009 will vest on March 15, 2010.

Restricted Stock Units awarded to our directors have the same attributes as those awarded to our named executive directors as described in the Compensation Discussion and Analysis of this annual report.

Governance Committee

We have a separately designated standing Governance Committee. The current members of our Governance Committee are George E. Matelich (Chair), Jack E. Short and Wallace L. Timmeny, each of whom is independent according to the independence standards established by the National Association of Securities Dealers listing standards. The Governance Committee is responsible for assisting the Board in identifying qualified individuals to serve as board members and for recommending the director nominees for election at each annual meeting of the stockholders. The Governance Committee considers the independence, age, skills, experience and availability of service to the Company by prospective members of the Board. The Governance Committee also leads the annual performance self-evaluation of the Board and its Committees and monitors compliance with our Code of Business Conduct and Ethics.

Board of Directors Role in Risk Oversight

Our Board of Directors and Committees regularly receive reports from members of senior management on areas of material risk to the Company. The Governance Committee receives reports on health and safety and environmental compliance programs. The Audit Committee receives reports on operational, financial, legal and regulatory risks and, as set forth in its charter, reviews our policies with respect to risk assessment and risk management. The Chairman of each Committee reports to the full Board of Directors at its next meeting on these discussions. This facilitates the Board’s coordination of its risk oversight role.

Management of Compensation Risk

Our Compensation Committee has discussed the impact our compensation policies and practices for all of our employees may have on our management of risk and has concluded that our programs do not encourage excessive risk taking. The Committee considered that the policies have been designed and consistently and effectively applied over a substantial period of time. There is a balance of fixed and variable compensation with both cash and equity components. Strong internal controls are in place. Employees are also required to adhere to the Code of Business Conduct and Ethics.

Compensation Committee Interlocks and Insider Participation

Michael B. Lazar, George E. Matelich and Michael J. Verrochi served as the members of our Compensation Committee during fiscal 2009 and Michael B. Lazar served as its Chair. No members of our Compensation Committee are officers or employees of ours or are former officers or employees of ours.

The following is a description of transactions in the last completed fiscal year between us and any member of our Compensation Committee or any related person to any member of our Compensation Committee:

In March, 2005, in connection with the exercise of our right to put $7.5 million of our common shares to Michael G. DeGroote, our non-executive Chairman of the Board and the father of Gary W. DeGroote and of Michael H. DeGroote and our non-executive Chair of the Board, Michael G. DeGroote also received warrants to purchase 88,028 shares of our common stock at an exercise price of $8.52 per share. At the time the transaction was entered into, Gary W. DeGroote was a member of our Compensation Committee. None of the warrants were exercised in fiscal 2009. The warrants remain exercisable until March 28, 2010.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this annual report. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

This report is submitted on behalf of the Compensation Committee.

Michael B. Lazar, Chair
George E. Matelich
Michael J. Verrochi

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes our equity compensation plans as of December 31, 2009:

(c)
Number of Securities
Remaining Available for
	(a)			Future Issuance Under
	Number of Securities			Equity Compensation
	to be Issued Upon		(b)	Plans (Excluding
	Exercise of		Weighted-Average	Securities to be Issued
	Outstanding		Exercise Price of	upon Exercise of
	Options, Warrants		Outstanding Options,	Outstanding Options,
Plan Category	and Rights		Warrants and Rights	Warrants or Rights)

Equity compensation plans approved by security holders	2,254,858	(1)	$8.59	2,771,417	(2)
Equity compensation plans not approved by security holders	333,333	(3)	8.10	—

Total	2,588,191			2,771,417

(1)	Consists of 1,119,483 outstanding options and 1,135,375 outstanding restricted stock units.

(2)	Pursuant to our 2009 Plan, the number of common shares that may be issued as awards under the Plan may not exceed in the aggregate 4,500,000 shares.

(3)	Warrants to purchase 333,333 shares of our common stock, at an exercise price of $8.10 per share, were granted to David Sutherland-Yoest in September 2001 as a term of the commencement of his employment. Subsequently, Mr. Sutherland-Yoest transferred 166,667 of these warrants to his wife and daughter. All of the warrants have vested and will expire in September 2011. The warrants are exercisable until their expiration so long as Mr. Sutherland-Yoest is an employee. In the event of a change of control, or if Mr. Sutherland-Yoest’s employment is terminated by reason of death, disability or by us without cause, the warrants continue to be exercisable as if Mr. Sutherland-Yoest had remained an employee, through their expiration date.

The following table sets forth information regarding the beneficial ownership of our common shares as of February 1, 2010, by each person or entity that is known to us to be the beneficial owner of more than 5% of our shares of common stock. As of that date, there were a total of 46,253,107 common shares issued and outstanding.

Shares Beneficially Owned

		Percentage of
	Number of	Total Issued
	Common	Common
Name of Beneficial Owner(1)	Shares	Shares

Westbury (Bermuda) Ltd.(2)	12,607,365	27.3. %
Kelso & Company, L.P.(3)	5,278,070	10.9%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 1, 2010 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	The stockholder of Westbury (Bermuda) Ltd. is Westbury Trust. The trustees of Westbury Trust are Jim Watt, Gary W. DeGroote and Rick Burdick. The address for Westbury (Bermuda) Ltd. is Victoria Hall, 11 Victoria Street, P.O. Box HM 1065, Hamilton, Bermuda, HMEX.

(3)	Consists of 2,605,263 shares of common stock owned by Kelso Investment Associates VI, L.P. and 2,145,000 shares of common stock issuable upon the exercise of warrants issued to Kelso Investment Associates VI, L.P. that expire on May 6, 2010 and 289,474 shares of common stock owned by KEP VI, LLC and 238,333 shares of common stock issuable upon the exercise of warrants issued to KEP VI, LLC that expire on May 6, 2010. Kelso Investment Associates VI, L.P. and KEP VI, LLC are affiliates of Kelso & Company, L.P. The address of Kelso & Company, L.P. is 320 Park Avenue, 24th Floor, New York, N.Y. 10022.

Information regarding share ownership as of February 1, 2010 of our directors and executive officers is set forth below:

		% of
	Outstanding	Shares
Name	Shares(1)	(2)

David Sutherland-Yoest(3)	1,380,825	3.0%
Lucien Rémillard(4)	1,190,482	2.6%
Gary W. DeGroote(5)	759,583	1.6%
George E. Matelich(6)	255,107	*
Michael J. Verrochi	204,829	*
William P. Hulligan	155,000	*
Edwin D. Johnson	30,000	*
Ivan R. Cairns	19,583	*
Wallace L. Timmeny	11,216	*
Michael H. DeGroote	8,333	*
Michael B. Lazar	6,729	*
Jack E. Short	6,208	*
Wayne R. Bishop	—	*

All executive officers and directors as a group (13 persons)	4,027,895	8.6%

*	Less than one (1%) percent.

(1)	In general, a person who has voting power or investment power with respect to securities is treated as a beneficial owner of those securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of February 22, 2010 count as outstanding for computing the percentage beneficially owned by the person holding these options or warrants.

(2)	Percentages based upon 46,253,107 shares of common stock outstanding as of February 1, 2010.

(3)	Consists of 649,832 shares of common stock owned by D.S.Y. Investments Ltd., of which Mr. Sutherland-Yoest is the sole director and stockholder, as well as 314,328 shares of common stock owned by Mr. Sutherland-Yoest personally, 166,666 shares of common stock issuable upon the exercise of currently exercisable warrants to purchase common shares held by Mr. Sutherland-Yoest and 166,666 shares of common stock and 83,333 shares of common stock issuable upon exercise of currently exercisable warrants owned by Mr. Sutherland-Yoest’s wife which Mr. Sutherland-Yoest may be deemed to beneficially own. Mr. Sutherland-Yoest disclaims beneficial ownership with respect to the shares and warrants to purchase shares owned by his wife.

(4)	Consists of 500,000 shares of common stock owned by Maybach Corporation, 492,832 shares of common stock owned by The Victoria Bank (Barbados) Incorporated and 197,650 common shares owned by Mr. Rémillard personally. Mr. Rémillard is the controlling stockholder of Maybach Corporation and is indirectly the controlling stockholder of The Victoria Bank (Barbados) Incorporated, and is deemed to beneficially own the common and exchangeable shares owned by each such entity. Mr. Rémillard disclaims beneficial ownership of the common and exchangeable shares owned by The Victoria Bank (Barbados) Incorporated and Maybach Corporation.

(5)	Consists of 758,333 shares of common stock owned by GWD Management Inc. and 1,250 shares of common stock owned personally by Mr. DeGroote. Mr. DeGroote is the controlling stockholder and director of GWD Management Inc.

(6)	Consists of 254,807 shares of common stock owned by Mr. Matelich and 300 shares of common stock owned by Mr. Matelich’s children. All of the shares of common stock owned by Mr. Matelich personally are pledged to Smith Barney (a division of Citigroup Global Markets, Inc.). Mr. Matelich disclaims beneficial ownership of the shares owned by his children. Mr. Matelich is a Managing Director of Kelso & Company, L.P. Affiliates of Kelso & Company, L.P. own 2,894,737 shares of our common stock and currently exercisable warrants to purchase 2,383,333 shares of common stock. Mr. Matelich disclaims beneficial ownership of the shares owned by affiliates of Kelso & Company, L.P.

On November 11, 2009, we entered into a merger agreement with IESI-BFC Ltd. (“IESI-BFC”), one of North America’s largest, full service waste management companies with operations in Canada and the United States, which provides for IESI-BFC to acquire us. Pursuant to the merger agreement, on completion of the merger, each of our shareholders will receive 0.5833 IESI-BFC common shares for each one (1) share of our common stock held immediately prior to the completion of the merger. No fractional shares will be issued on the merger. As well, immediately prior to the merger, each option to purchase our common stock that is outstanding, whether or not then vested, will become fully vested and exercisable and upon completion of the merger, each such option will be assumed by IESI-BFC and automatically converted so that an option to purchase one (1) share of our common stock will be converted into an option to purchase 0.5833 of a share of IESI-BFC common stock (rounded up to the nearest whole common share) at an exercise price equal to the quotient obtained by dividing (i) the per share option exercise price by (ii) 0.5833, rounded to the nearest on-hundredth of a cent. Similarly all of our outstanding restricted stock units granted under the 2007 Plan will become fully vested immediately prior to the merger and the holder of such vested RSU will be issued shares of Waste Services common stock, which will be converted to common shares of IESI-BFC common stock at the time of completion of the merger in the same manner as our other then outstanding common shares. Our outstanding warrants will be assumed by IESI-BFC at the time of completion of the merger and will be automatically converted to a warrant to purchase 0.5833 shares of common stock of IESI-BFC for each warrant to purchase one (1) share of our common stock and will be exercisable on the same terms and conditions as were applicable to the warrant at the time it was issued by us at an exercise price equal to the quotient obtained by dividing (i) the per share warrant exercise price by (ii) 0.5833, rounded to the nearest one-hundredth of a cent. We currently expect the merger to be completed in the second quarter of 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We do not currently have any written policies or procedures in place for the review, approval or ratification of transactions with related persons that are reportable under paragraph (a) of Item 404 of Regulation S-K. The

Governance Committee has a procedure requiring the review by it of all non-ordinary course transactions between us or any subsidiary and any of our executive officers or directors or any other “related person”.

The Audit Committee has designated the Governance Committee as responsible to review all transactions with persons who fall within the definition of “related persons”.

Other than those listed in this section, we have not entered into any material transactions during the period beginning on January 1, 2008 through February 22, 2010 in which anyone who currently holds a position as a director or officer, or held more than 5% of our common stock, or any member of the immediate family of any such person or shareholder, has or had any interest.

In March, 2005, in connection with the exercise of our right to put $7.5 million of our common shares to Michael G. DeGroote, our non-executive Chairman of the Board and the father of Gary W. DeGroote and Michael H. DeGroote, pursuant to a Standby Purchase Agreement entered into with Michael G. DeGroote in October 2004, Michael G. DeGroote received warrants to purchase 88,028 shares of our common stock at an exercise price of $8.52 per share. These warrants remain exercisable until March 28, 2010. At the time of the transaction, Gary W. DeGroote was a member of our Compensation Committee.

Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our President and Chief Executive Officer, was employed by us until his retirement in October 2008 as Executive Vice President and Chief Operating Officer, Western Canada, and received C$0.4 million and C$0.6 million in employment compensation for the years ended December 31, 2008 and 2007, respectively. This compensation is consistent with compensation paid to our other executives in similar positions. As part of Mr. Sutherland’s retirement agreement, he received C$0.2 million pro rated bonus for 2008 and C$0.3 million for 2009 and will receive C$0.3 million for 2010 and C$0.1 million each year until death.

We lease office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, one of our directors and the brother of Gary W. DeGroote, another of our directors and the son of Michael G. DeGroote the Chairman of our Board. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10 1/2 years, with a right to extend for a further five years. Base rent escalates from C$0.1 million to C$0.2 million per year in increments over the term of the lease. Rent expense recognized under the terms of this lease was C$0.3 million for the years ended December 31, 2009, 2008 and 2007.

In connection with negotiations between David Sutherland-Yoest, our President and Chief Executive Officer and Lucien Rémillard, a director, with respect to our potential acquisition of the RCI Companies, a solid waste collection and disposal operation owned by Mr. Rémillard in Quebec, Canada, on November 22, 2002, we entered into a seven year put or pay Disposal Agreement (“Disposal Agreement”) with the RCI Companies, and Intersan, a subsidiary of Waste Management, Inc. (“Waste Management”). Our obligations to Intersan were secured by a letter of credit for C$4.0 million. The Disposal Agreement expired on November 22, 2009. Prior to its expiration on November 16, 2009, Waste Management demanded that the letter of credit be replaced with a letter of credit in the amount of C$7.5 million or that all outstanding balances on RCI’s disposal account, or approximately C$6.6 million, be paid in full. We took the position with Waste Management that there was no default entitling them to draw on the letter of credit. However, on November 18, 2009, Waste Management drew down the sum of C$4.0 million on the letter of credit. Waste Management had repaid all but C$1.7 million of the amount drawn on the letter of credit as of December 31, 2009, which balance was subsequently paid in the first quarter of 2010. The annual cost to us of maintaining the letter of credit was approximately $0.1 million. We do not expect to incur any future costs for this agreement since the agreement expired and we have no further obligations.

Item 14.	Principal Accounting Fees and Services

Information regarding principle accountant fees and services is as follows:

Audit Fees

Audit fees billed or expected to be billed for the 2009 and 2008 audits by BDO Seidman, LLP approximated $1.2 million for both years. Audit fees billed and paid for 2009 and 2008 included fees for quarterly reviews and reviews of registration statements of approximately $0.3 million for both years.

Audit Related Fees

Audit related fees were nil in 2009 and 2008 for BDO Seidman, LLP.

Tax Fees

Tax related fees were nil in 2009 and 2008 for BDO Seidman, LLP.

All Other Fees

Other fees were nil in 2009 and 2008 for BDO Seidman, LLP.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit services, audit-related services, tax services and other services provided by our auditors. Any services provided by BDO Seidman, LLP that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes-Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services, pursuant to a de minimis exception prior to the completion of an audit engagement. In 2009 and 2008, none of the fees paid to BDO Seidman, LLP were approved pursuant to the de minimis exception.

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

All other schedules have been omitted because they are not applicable.

(3) Exhibits

Documents filed as exhibits to this report or incorporated by reference:

2.1	Plan of Arrangement under Section 182 of the Business Corporations Act (Ontario). (Incorporated by reference to Exhibit 2.1 to Form 10-K (No. 000-25955) filed March 16, 2005).
2.2	Agreement and Plan of Merger dated as of November 11, 2009 by and among IESI-BFC Ltd., IESI-BFC Merger Sub, Inc. and Waste Services, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8-K (No. 000-25955) filed November 16, 2009).
3.1	Amended and Restated Certificate of Incorporation of Waste Services, Inc. (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Waste Services, Inc. effective June 30, 2006 (Incorporated by reference to Exhibit 3.1 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.3	Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-K (No. 000-25955) filed March 16, 2005).
3.4	Amendment to Provisions for Exchangeable Shares of Waste Services (CA) Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.5	Certificate of Designation of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.6	Amended Certificate of Designations of Special Voting Preferred Stock of Waste Services, Inc. (Incorporated by reference to Exhibit 3.2 to Form 8-K (No. 000-25955) filed July 5, 2006).
3.7	By-law No. 1 of Waste Services, Inc. (Incorporated by reference to Exhibit 3.3 to Form 8-K (No. 000-25955) filed August 2, 2004).
3.8	Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 1.3 to Form 20-F (No. 000-25955) filed July 15, 2003).
3.9	Amended Certificate of Designations of Waste Services, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.1	Preferred Subscription Agreement dated as of May 6, 2003, among Waste Services, Inc., Capital Environmental Resource Inc., Kelso Investment Associates VI, L.P. and KEP VI LLC (Incorporated by reference to Exhibit 4.4 to Form 20-F (No. 000-25955) filed July 15, 2003).

4.2	Amending Agreement No. 2 to Preferred Subscription Agreement dated June 8, 2004 (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed June 9, 2004).
4.3	Warrant Agreement dated as of May 6, 2003, between Waste Service Inc., and certain holders of the Preferred Stock (Incorporated by reference to Exhibit 4.6 to Form 20-F (No. 000-25955) filed July 15, 2003).
4.4	Warrant, dated July 27, 2001 issued by us to David Sutherland-Yoest (Incorporated by reference to Exhibit 4.8 to Form 20-F (No. 000-25955) filed July 12, 2002).
4.5	Form of Warrant to Purchase Common Shares by and between Capital Environmental Resource Inc. and certain investors. (Incorporated by reference to Exhibit 4.4 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.6	Indenture regarding 9 1/2% Senior Subordinated Notes among Waste Services, Inc., the Guarantors and Wells Fargo Bank, National Association, as trustee, dated as of April 30, 2004 (Incorporated by reference to Exhibit 4.3 to Form 8-K (No. 000-25955) filed May 10, 2004).
4.7	Supplemental Indenture dated as of August 8, 2005 to the Notes Indenture among Sanford Recycling and Transfer, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form S-4 (No. 333-127444) filed August 11, 2005).
4.12	Supplemental Indenture dated as of June 30, 2006 to the Notes Indenture among Sun Country Materials, LLC., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.18 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.13	Supplemental Indenture dated as of June 30, 2006, to the Notes Indenture among Taft Recycling, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee. (Incorporated by reference to Exhibit 4.17 to Form 10-Q (No. 000-25955) filed August 1, 2006).
4.14	Supplemental Indenture dated as of January 5, 2007 to the Notes Indenture among SLD Landfill, Inc., Pro Disposal, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.16 to Form 10-K (000-25955) filed March 5, 2007).
4.15	Supplemental Indenture, dated as of April 12, 2007, among Freedom Recycling Holdings, U.S.A. Recycling Holdings L.L.C., U.S.A. Recycling L.L.C., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 10-Q (000-25955) filed July 26, 2007).
4.16	Supplemental Indenture, dated as of December 30, 2008, among RIP, Inc., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.3 to Form 10-Q (000-25955) filed October 29, 2009).
4.17	Supplemental Indenture dated as of October 6, 2008 among Waste Services, Inc., the guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K (No. 000-25955) filed October 10, 2008).
4.18	Supplemental Indenture dated as of October 8, 2008 among Capital Environmental Holdings Company, Waste Services (CA) Inc., Ram-Pak Compaction Systems Ltd., Waste Services, Inc., the other guarantors and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K (No. 000-25955) filed October 10, 2008).
4.19	Support Agreement dated July 31, 2004 among Waste Services, Inc. Capital Environmental Holdings Company and Capital Environmental Resource Inc. (Incorporated by reference to Exhibit 4.10 to Form 10-K (No. 000-25955) filed March 16, 2005).
4.20	Form of Purchase Agreement dated as of September 16, 2009 among Waste Services, Inc. and Barclays Capital Inc. (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955 filed September 21, 2009).
4.21	Form of Registration Rights Agreement dated September 16, 2009 among Waste Services, Inc. as Issuer and Barclays Capital, Inc. as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 20.2 to Form 8-K (No. 000-25955 filed September 21, 2009).
10.1	Capital Environmental Resource Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 4 to Schedule 13D (No. 005-57445) dated February 5, 2002 and filed by certain holders of the Company’s Common Shares with the Commission on February 15, 2002).

10.2	2007 Waste Services Inc. Equity and Performance Incentive Plan, as amended (Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2008 (No. 000-25955), filed February 26, 2009).
10.3	Credit Agreement dated as of October 8, 2008 among Waste Services, Inc., Waste Services (CA) Inc., the several lenders from time to time party hereto, Barclays Capital and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Lead Bookrunners, , Bank of America, NA as Syndication Agent, Bosic Inc., Suntrust Bank and The Bank of Nova Scotia as Co-documentation Agents and The Bank of Nova Scotia as Canadian Agent and Canadian Collateral Agent (Incorporated by reference to Exhibit 99.2 to Form 8-K (No. 000-25955) filed October 10, 2008).
10.4	Employment Agreement dated as of October 26, 2005 between Waste Services, Inc. and David Sutherland-Yoest (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed October 31, 2005).
10.5	Employment Agreement dated as of July 1, 2004 between Waste Services, Inc. and Charles A. Wilcox (Incorporated by reference to Exhibit 10.13 to Form 10-K (No. 000-25955) filed March 16, 2004).
10.6	Employment Agreement dated January 5, 2004, between Capital Environmental Resource Inc., Waste Services, Inc. and Ivan R. Cairns. (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955), filed May 17, 2004).
10.7	Employment Agreement dated as of March 12, 2007 between Waste Services, Inc. and Edwin D. Johnson (Incorporated by reference to Exhibit No. 99.2 to Form 8-K (No 000-25955) filed March 12, 2007).
10.8	Employment Agreement dated as of August 23, 2007 between Waste Services, Inc. and William P. Hulligan (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No 000-25955) filed November 1, 2007).
10.9	Employment Agreement dated as of July 22, 2008 between Waste Services, Inc. and Brian A. Goebel (Incorporated by reference to Exhibit 10.1 to Form 10-Q (No. 000-25955) filed July 25, 2008).
10.10	Employment Agreement dated as of December 22, 2008 between Waste Services, Inc. and Wayne R. Bishop (Incorporated by reference to Exhibit 99.1 to Form 8-K (No. 005-25955) filed on January 7, 2009).
10.11	Form of Stock Option Agreement under the 2007 Equity and Performance Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-K (No. 000-25955) filed March 11, 2008).
10.12	Form of Restricted Stock Unit Agreement under the 2007 Equity and Performance Incentive Plan (Incorporated by reference to Exhibit 10.20 to Form 10-K (No. 000-25955) filed March 11, 2008).
10.13	Asset Purchase Agreement dated as of October 5, 2009 by and among Republic Services of Florida, LP, Republic Services, Inc., Waste Services of Florida, Inc. and Waste Services, Inc. (Incorporated by reference to Exhibit 99.1 to Form 8-K (No. 000-25955) filed October 6, 2009).
10.14	First Amendment to Credit Agreement and First Amendment to Guarantee and US Collateral Agreement dated as of September 1, 2009 among Waste Services (CA) Inc., Waste Services Inc., the representatives of the Borrowers and Barclays Bank, Plc, as administrative agent for the lenders (Incorporated by reference to Exhibit 20.1 to Form 8-K (No. 000-25955) filed September 16, 2009).
10.15	Separation Agreement with Charles Wilcox (Incorporated by reference to Exhibit 10.1 to Form 10-Q (000-25955) filed October 29, 2009).
14.1	Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Form 10-K for the year ended December 31, 2007 (No. 000-25955), filed March 11, 2008).
18.1	Letter regarding change in accounting principle executed by BDO Dunwoody LLP on May 12, 2004 (Incorporated by reference to Exhibit 18.1 to Form 10-Q for the quarterly period ended March 31, 2004 (No. 000-25955) filed May 17, 2004).
21.1	List of Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of David Sutherland-Yoest, Chief Executive Officer.
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934 as amended of Edwin D. Johnson, Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the U.S. Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTE SERVICES, INC.

/s/  DAVID SUTHERLAND-YOEST
David Sutherland-Yoest
President, Chief Executive
Officer and Director

February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID SUTHERLAND-YOEST David Sutherland-Yoest	President, Chief Executive Officer and Director	February 23, 2010

/s/ EDWIN D. JOHNSON Edwin D. Johnson	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	February 23, 2010

/s/ GARY W. DEGROOTE Gary W. DeGroote	Director	February 23, 2010

/s/ MICHAEL H. DEGROOTE Michael H. DeGroote	Director	February 23, 2010

/s/ MICHAEL B. LAZAR Michael B. Lazar	Director	February 23, 2010

/s/ GEORGE E. MATELICH George E. Matelich	Director	February 23, 2010

/s/ LUCIEN RÉMILLARD Lucien Rémillard	Director	February 23, 2010

/s/ JACK E. SHORT Jack E. Short	Director	February 23, 2010

/s/ WALLACE L. TIMMENY Wallace L. Timmeny	Director	February 23, 2010

/s/ MICHAEL J. VERROCHI Michael J. Verrochi	Director	February 23, 2010

1

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal controls over financial reporting; however, based on our evaluation, we concluded that our internal controls over financial reporting were effective as of December 31, 2009.

BDO Seidman, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waste Services, Inc.

We have audited Waste Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Waste Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

West Palm Beach, Florida
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Waste Services, Inc.

We have audited the accompanying consolidated balance sheets of Waste Services, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Waste Services, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for certain common stock purchase warrants with the adoption of new guidance on determining whether an instrument is indexed to an entity’s own stock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

West Palm Beach, Florida
March 2, 2010

WASTE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
 (In thousands of U.S. dollars, except share amounts)
As of December 31,

	2009	2008

ASSETS
Current assets:
Cash	$3,699	$7,227
Accounts receivable (net of allowance for doubtful accounts of $511 and $631 as of December 31, 2009 and 2008, respectively)	60,808	52,062
Prepaid expenses and other current assets	19,816	13,672

Total current assets	84,323	72,961
Property and equipment, net	204,505	188,800
Landfill sites, net	196,342	196,632
Goodwill and other intangible assets, net	419,439	372,886
Other assets	10,383	9,648

Total assets	$914,992	$840,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,039	$19,341
Accrued expenses and other current liabilities	63,807	62,802
Short-term financing and current portion of long-term debt	20,059	11,102

Total current liabilities	114,905	93,245
Long-term debt	381,393	360,967
Deferred income taxes	39,912	32,298
Accrued closure, post-closure and other obligations	19,434	19,399

Total liabilities	555,644	505,909

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 46,253,107 and 43,985,436 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	462	439
Additional paid-in capital	502,049	512,942
Accumulated other comprehensive income	47,988	38,221
Accumulated deficit	(191,151)	(216,584)

Total shareholders’ equity	359,348	335,018

Total liabilities and shareholders’ equity	$914,992	$840,927

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
 (In thousands of U.S. dollars, except per share amounts)
For the Years Ended December 31,

	2009	2008	2007

Revenue	$434,515	$473,029	$461,447
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	277,465	309,121	301,573
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	58,341	66,474	64,239
Deferred acquisition costs	—	10,267	—
Depreciation, depletion and amortization	44,578	45,348	54,891
Loss (gain) on sale of property and equipment, foreign exchange and other	(2,570)	160	(69)

Income from operations	56,701	41,659	40,813
Interest expense	30,967	37,432	40,679
Change in fair value of warrants	434	—	—

Income from continuing operations before income taxes	25,300	4,227	134
Income tax provision	11,246	6,183	14,437

Income (loss) from continuing operations	14,054	(1,956)	(14,303)
Income from discontinued operations, net of income tax provision of $266 for the year ended December 31, 2008 and nil for all other years	—	409	2,796
Gain (loss) on sale of discontinued operations, net of income tax provision of $7,255 for the year ended December 31, 2008 and nil for all other years	—	11,110	(11,607)

Net income (loss)	$14,054	$9,563	$(23,114)

Basic and diluted earnings (loss) per share:
Earnings (loss) per share — continuing operations	$0.30	$(0.04)	$(0.31)
Earnings (loss) per share — discontinued operations	—	0.25	(0.19)

Earnings (loss) per share — basic and diluted	$0.30	$0.21	$(0.50)

Weighted average common shares outstanding —
Basic	46,218	46,079	46,007

Diluted	46,325	46,079	46,007

Consolidated Statements of Comprehensive Income (Loss)
Net income (loss)	$14,054	$9,563	$(23,114)
Foreign currency translation adjustment	9,767	(27,796)	30,816

Comprehensive income (loss)	$23,821	$(18,233)	$7,702

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Waste			Accumulated
	Services, Inc.		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
	(In thousands of U.S. dollars and share amounts)

Balance, December 31, 2006	43,869	$438	$506,751	$35,201	$(203,033)	$339,357
Exercise of options and warrants	103	1	690	—	—	691
Stock-based compensation	—	—	2,845	—	—	2,845
Foreign currency translation adjustment	—	—	—	30,816	—	30,816
Net loss	—	—	—	—	(23,114)	(23,114)

Balance, December 31, 2007	43,972	439	510,286	66,017	(226,147)	350,595
Stock-based compensation	—	—	2,596	—	—	2,596
Exercise of warrants	7	—	60	—	—	60
Conversion of exchangeable shares	6	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(27,796)	—	(27,796)
Net income	—	—	—	—	9,563	9,563

Balance, December 31, 2008 as previously reported	43,985	439	512,942	38,221	(216,584)	335,018
Cumulative effect of
reclassification of warrants	—	—	(13,774)	—	11,379	(2,395)

Balance, January 1, 2009 as adjusted	43,985	439	499,168	38,221	(205,205)	332,623
Stock-based compensation	172	2	2,902	—	—	2,904
Conversion of exchangeable shares	2,096	21	(21)	—	—	—
Foreign currency translation adjustment	—	—	—	9,767	—	9,767
Net income	—	—	—	—	14,054	14,054

Balance, December 31, 2009	46,253	$462	$502,049	$47,988	$(191,151)	$359,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands of U.S. dollars)
For the Years Ended December 31,

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$14,054	$9,563	$(23,114)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Loss (income) from discontinued operations, net of tax	—	(11,519)	8,811
Depreciation, depletion and amortization	44,578	45,348	54,891
Amortization of debt issue costs and discounts	3,574	5,377	2,362
Deferred income tax provision (benefit)	5,525	(2,577)	5,318
Non-cash stock-based compensation expense	2,904	2,596	2,845
Change in fair value of warrants	434	—	—
Restructuring and severance costs expensed, exclusive of stock-based compensation	—	5,286	3,252
Landfill development project costs expensed	—	10,267	—
Loss (gain) on sale of property and equipment and other non-cash items	(1,820)	105	1,164
Changes in operating assets and liabilities (excluding the effects of acquisitions and dispositions):
Accounts receivable	(1,196)	8,241	(1,747)
Prepaid expenses and other current assets	(3,580)	2,330	(1,581)
Accounts payable	9,654	(4,763)	(182)
Accrued expenses and other current liabilities	(9,774)	(14,203)	2,658

Net cash provided by continuing operations	64,353	56,051	54,677
Net cash provided by discontinued operations	—	1,163	8,650

Net cash provided by operating activities	64,353	57,214	63,327

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	(50,527)	(11,651)	(32,101)
Capital expenditures	(32,212)	(48,066)	(57,557)
Proceeds from asset sales and business divestitures	8,415	58,161	19,897
Deposits for business acquisitions and other	(579)	(1,567)	(9,796)

Net cash used in continuing operations	(74,903)	(3,123)	(79,557)
Net cash used in discontinued operations	—	(43)	(5,555)

Net cash used in investing activities	(74,903)	(3,166)	(85,112)

Cash flows from financing activities:
Proceeds from issuance of debt	136,619	217,232	84,066
Repayments of debt and capital lease obligations	(129,941)	(282,390)	(49,890)
Proceeds from the exercise of options and warrants	—	60	691
Fees paid for financing transactions	(1,657)	(2,373)	(1,259)

Net cash provided by (used in) financing activities — continuing operations	5,021	(67,471)	33,608

Effect of exchange rate changes on cash	2,001	(56)	351

Increase (decrease) in cash	(3,528)	(13,479)	12,174
Cash at the beginning of the year	7,227	20,706	8,532

Cash at the end of the year	$3,699	$7,227	$20,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization of Business and Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Waste Services, Inc. and its wholly owned subsidiaries (collectively, “Waste Services”, “we”, “us”, or “our”). We are a multi-regional, integrated solid waste services company, providing collection, transfer, landfill disposal and recycling services for commercial, industrial and residential customers. Our operating strategy is disposal-based, whereby we enter geographic markets with attractive growth or positive competitive characteristics by acquiring and developing landfill disposal capacity, then acquiring and developing waste collection and transfer operations. Our operations are located in the United States and Canada. Our U.S. operations are located in Florida and our Canadian operations are located in Eastern Canada (Ontario) and Western Canada (Alberta, Saskatchewan and British Columbia). We divested our Jacksonville, Florida operations in March 2008, our Texas operations in June 2007 and our Arizona operations in March 2007 and as a result, these operations are presented as discontinued for all periods presented.

We are the successor to Capital Environmental Resource Inc. now Waste Services (CA) Inc. (“Waste Services (CA)”), through a migration transaction completed effective July 31, 2004. The migration transaction occurred by way of a plan of arrangement under the Business Corporations Act (Ontario) and was approved by the Ontario Superior Court of Justice. Pursuant to the plan of arrangement, holders of Waste Services (CA) common shares received shares of our common stock unless they elected to receive exchangeable shares of Waste Services (CA). The terms of the exchangeable shares of Waste Services (CA) are the functional and economic equivalent of our common stock. As a result of the migration, Waste Services (CA) became our indirect subsidiary and Waste Services, Inc. became the parent company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, depletion of landfill development costs, carrying amounts of goodwill and other intangible assets, liabilities for landfill capping, closure and post-closure obligations, insurance reserves, restructuring reserves, revenue recognition, liabilities for potential litigation, valuation assumptions for share-based payments and stock purchase warrants, carrying amounts of long-lived assets and deferred taxes.

Certain reclassifications have been made to prior period financial statement amounts to conform to the current presentation. All significant intercompany transactions and accounts have been eliminated. All amounts are in thousands of U.S. dollars, unless otherwise stated. We evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was March 2, 2010.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Proposed Merger with IESI-BFC

On November 11, 2009, we entered into a merger agreement with IESI-BFC Ltd. (“IESI-BFC”), which provides for IESI-BFC to acquire us. IESI-BFC, through its subsidiaries, is one of North America’s largest full-service waste management companies, providing non-hazardous solid waste collection and landfill disposal services to commercial, industrial, municipal and residential customers in ten states and the District of the Columbia in the U.S., and five Canadian provinces.

On January 19, 2010, IESI-BFC filed a registration statement with the Securities and Exchange Commission (“SEC”) that included a preliminary proxy statement for such merger. Waste Services and IESI-BFC are working to complete the merger as quickly as practicable and we currently expect the merger to be completed during the second calendar quarter of 2010. However, neither Waste Services nor IESI-BFC can predict the effective time of the merger because it is subject to conditions beyond each company’s control, including approval of the merger by our stockholders and necessary regulatory approvals. If the merger is completed, each of our shareholders will receive 0.5833 IESI-BFC common shares (plus cash in lieu of any fractional share interests) for each share of our common stock held immediately prior to the completion of the merger, subject to adjustment to reflect certain changes in the number of common shares of IESI-BFC outstanding before the merger is completed.

If the merger agreement is terminated under certain circumstances, including circumstances involving the acceptance of a superior acquisition proposal by us or a change in recommendation by our board of directors or an intentional breach by us, we will be required to pay IESI-BFC a termination fee of $11.0 million, plus all out-of-pocket costs up to a maximum of $3.5 million for professional and advisory services and other expenses reasonably incurred by IESI-BFC in connection with the merger. Upon termination of the merger agreement by us resulting from IESI-BFC’s intentional breach of the merger agreement, IESI-BFC will be required to pay us $11.0 million plus an amount equal to all out-of-pocket costs up to $3.5 million for professional and advisory services and other expenses reasonably incurred by us in connection with the merger. Waste Services or IESI-BFC may be required to pay the other party an expense reimbursement amount of up to $3.5 million in certain other specified circumstances.

3.	Summary of Significant Accounting Policies

Business Combinations and Acquisitions

We allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill. Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities. Purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation. Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations would not exceed one year from the date of consummation of an acquisition. Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation, depletion or amortization expense in future periods. Revisions to preliminary purchase price allocations, if any, are reflected retrospectively. Assets acquired in a business combination that will be sold are valued at fair value less cost to sell. Results of operating these assets are recognized currently in the period in which those operations occur.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for business combinations, and established the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previously, any changes in income tax valuation allowances as a result of income from acquisitions for certain deferred tax assets would serve to reduce goodwill. Under this revised guidance, any changes in the valuation allowance related to income from acquisitions currently or in prior periods now serves to reduce income taxes in the period in which the reserve is reversed. Transaction related expenses that were previously capitalized are now expensed as incurred. As of December 31, 2008, we had no deferred transaction related expenses for business combination transactions in negotiation. The provisions of this revised guidance apply prospectively to business combinations consummated on or after January 1, 2009 and we had no transition adjustments on January 1, 2009.

The value of shares of our common stock issued in connection with an acquisition is based on the value of such shares on the date of the acquisition, which is the date on which we obtain control of the acquired entity. Prior to our adoption of the revised guidance discussed above, the value of shares of our common stock issued in connection with an acquisition was based on the average market price of our common stock during the five day period consisting of the period two days before, the day of and the two days after the terms of the acquisition are agreed to and/or announced. Contingent consideration is valued at fair value as of the date of the acquisition, with changes in the estimate of the contingency recognized currently in earnings. Prior to our adoption of the revised guidance discussed above, contingent consideration was valued as of the date the contingency was resolved.

Concentration of Credit Risk

Financial instruments that potentially subject us to credit risk consist primarily of cash and trade accounts receivable. We hold cash deposits only with high credit quality financial institutions. Our customers are diversified as to both geographic and industry concentrations, however, our domestic operations are concentrated in Florida, which may be subject to specific economic conditions that vary from those nationally as well as weather related events that may impact our operations.

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

The changes to the allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Balance at the beginning of the year	$631	$985	$572
Provisions, net of recoveries	986	1,135	2,029
Bad debts charged to reserves	(1,142)	(1,423)	(1,653)
Impact of foreign exchange rate fluctuations	36	(66)	37

Balance at the end of the year	$511	$631	$985

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

Buildings	10 to 25 years
Vehicles	10 years
Containers, compactors and landfill and recycling equipment	5 to 12 years
Furniture, fixtures and other office equipment	3 to 5 years
Leasehold improvements	Shorter of lease term or estimated life

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

We use an estimate of the related undiscounted cash flows, excluding interest, over the remaining life of the property and equipment and long-lived assets in assessing their recoverability. We measure impairment loss as the amount by which the carrying amount of the asset(s) exceeds the fair value of the asset(s). We primarily employ two methodologies for determining the fair value of a long-lived asset: (i) the amount at which the asset could be sold in a current transaction between willing parties; or (ii) the present value of expected future cash flows grouped at the lowest level for which there are identifiable independent cash flows.

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

Capitalized landfill costs may also include an allocation of the purchase price paid for landfills. For landfills purchased as part of a group of several assets, the purchase price assigned to the landfill is determined based on the discounted expected future cash flows of the landfill. If the landfill meets our expansion criteria, the purchase price is further allocated between permitted airspace and expansion airspace based on the ratio of permitted versus probable expansion airspace to total available airspace.

Landfill sites, including costs related to acquiring land, excluding the estimated residual value of un-permitted, non-buffer land, and costs related to permitting and cell construction, are depleted as airspace is consumed using the

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units-of-consumption method over the total available airspace, including probable expansion airspace, where appropriate. Environmental structures, which include leachate collection systems, methane collection systems and groundwater monitoring wells, are charged to expense over the shorter of their useful life or the life of the landfill.

We assess the carrying value of our landfill sites, if necessary, using the same criteria discussed in the Long-Lived Assets discussion above. We consider certain impairment indicators previously discussed that require significant judgment and understanding of the waste industry when applied to landfill development or expansion.

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

Goodwill and Other Intangible Assets

We test goodwill for impairment annually at December 31 using the two-step process. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment is recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit.

We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we utilize discounted future cash flows. However, we may test the results of fair value under discounted cash flows using (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to:

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates, which we estimate to range between 32% and 40%; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate, which we estimate to range between 10% and 12%; (v) the ability to utilize certain domestic tax attributes; and (vi) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity and in part on the estimated rate of inflation, which was approximately 2.5%. There were no substantial changes in the methodologies employed, significant assumptions used, or calculations applied in the first step of our goodwill impairment tests during 2009, 2008 and 2007.

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

Other intangible assets primarily include customer relationships and contracts and covenants not-to-compete. Other intangible assets are recorded at their cost, less accumulated amortization and are amortized over the period we are expected to benefit by such intangibles. We assess the carrying value of our other intangible assets, if necessary, using the same criteria discussed in the Long-Lived Assets discussion above.

Deferred Financing Costs and Debt Discounts

Costs associated with arranging financing and note discounts are deferred and expensed over the term of the related financing arrangement using the effective interest method. Should we repay an obligation earlier than its contractual maturity, any remaining deferred financing costs and debt discounts are charged to earnings at the time of such repayment. Discounts with respect to Bankers Acceptance loans under our Senior Secured Credit Facilities in Canada are expensed over the term of the specific loan using the effective interest method.

Fair Value Measurements

The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at December 31, 2009 is estimated at $150.2 million and $217.4 million, respectively, based on quoted market prices. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Accrued closure and post-closure obligations	$—	$—	$19,532	$19,532
Accrued rent relative to the October 2008 restructuring	—	—	574	574
Fair value of warrants	—	2,829	—	2,829

	$—	$2,829	$20,106	$22,935

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the year ended December 31, 2009 is provided elsewhere in this note and in notes 8 and 13. We have no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2009 other than those acquired in business combinations, which are discussed in note 4.

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

Registration Payment Arrangements

Contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, are separately recognized and measured when they are probable and estimable.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

We expense advertising costs as they are incurred. Advertising expense was $1.1 million, $1.2 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Advertising expense is included in selling, general and administrative expense on the accompanying Consolidated Statements of Operations.

Risk Management

Our U.S.-based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. We have collateral requirements that are set by the insurance companies that underwrite our insurance programs. Collateral requirements may change from time to time, based on, among other things, size of our business, our claims experience, financial performance or credit quality and retention levels. As of December 31, 2009, we had posted letters of credit with our U.S. insurer of $10.9 million to cover the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management and outside actuaries of the estimated ultimate liabilities on reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known. Changes in insurance reserves for our U.S. operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Balance at the beginning of the year	$6,505	$6,055	$5,327
Provisions	3,406	4,127	4,513
Payments	(3,743)	(4,104)	(3,425)
Unfavorable (favorable) claim development for prior periods	(313)	427	(360)

Balance at the end of the year	$5,855	$6,505	$6,055

Share-Based Payments

Compensation expense for share-based payment arrangements with our employees is based on the grant date fair value of awards. We apply the Black-Scholes option-pricing model to determine the fair value of stock options and apply judgment in estimating key assumptions that are important elements in the model and in expense recognition, such as the expected stock-price volatility, expected stock option life, expected dividends and expected forfeiture rates. Restricted stock units with performance based vesting provisions are expensed based on our estimate of achieving the specific performance criteria on a straight-line basis over the requisite service period. We perform periodic reviews of the progress of actual achievement against the performance criteria in order to reassess the likely vesting scenario and, when applicable, realign the expense associated with that outcome. Stock-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2009, 2008 and 2007, stock-based employee compensation expense was $2.9 million, $2.6 million and $2.8 million, respectively.

Income Taxes

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. We provide for current taxes on the distributed earnings of our Canadian subsidiaries.

In July 2006, the FASB issued guidance relative to accounting for uncertainty in income taxes, which we have adopted effective January 1, 2007. This guidance applies to all “tax positions” and refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. This guidance further clarifies a tax position to include, but not be limited to, the following:

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

This guidance clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from previous practice, whereby companies recognized a tax benefit only if it was probable a tax position would be sustained. This guidance also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months, a description of open tax years by major jurisdictions, and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

We are subject to tax audits in the U.S. and Canada. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

•	Federal — We are potentially subject to U.S. federal tax examinations by tax authorities for the tax year ended December 31, 2008. During 2009, we concluded the examination of our 2006 and 2007 U.S. federal tax returns with no significant changes to taxable income.

•	State — We are potentially subject to state tax examinations by tax authorities for the tax years ended December 31, 2006 to 2008.

•	Canadian — We are no longer potentially subject to foreign tax examinations by tax authorities for years before January 1, 2002.

•	Provincial — We are no longer potentially subject to foreign tax examinations by tax authorities for years before January 1, 2002.

As of December 31, 2009 and 2008 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions nor do we anticipate that any significant unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will be recognized as a component of the income tax provision. However, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Earnings (Loss) Per Share Information

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year, including a weighted average number of 1,806,237 exchangeable shares of Waste Services (CA) (exchangeable for 602,079 shares of our common stock) outstanding during 2009, that as of December 31, 2009 had all been redeemed. Diluted earnings (loss) per share is

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated based on the weighted average number of common shares outstanding for the year, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares will be included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses from continuing operations for the years ended December 31, 2008 and 2007, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

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

Effective January 1, 2009 we adopted guidance related to determining whether an instrument or embedded feature is indexed to an entity’s own stock. This guidance applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this accounting guidance, outstanding

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock purchase warrants to purchase 2,383,333 common shares that were previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have an exercise price of $8.96 per share and expire in May 2010. As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in May 2003. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $11.4 million to beginning accumulated deficit and $2.4 million to a long-term warrant liability to recognize the fair value of these warrants on such date. The fair value of these common stock purchase warrants increased to $2.8 million as of December 31, 2009. We recognized a loss of $0.4 million for the change in the fair value of these warrants for the year ended December 31, 2009.

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

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	December 31,	January 1,
	2009	2009

Annual dividend yield	—	—
Expected life (years)	0.4	1.4
Risk-free interest rate	0.2%	0.4%
Expected volatility	53%	56%

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

4.	Business Combinations

In March 2007, we completed transactions to acquire Allied Waste Industries, Inc’s. (“Allied Waste”) South Florida operations and to sell our Arizona operations, valued at $52.3 million, to Allied Waste. We paid $15.8 million including net working capital between the two operations and transaction costs for a total purchase price of $68.1 million. The South Florida operations consist of a collection company, a transfer station and a materials recovery facility, all providing service to Miami-Dade County.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2009, we acquired the Miami-Dade County, Florida hauling operations of DisposAll of South Florida, Inc. (“DisposAll”) for approximately $15.6 million, of which $1.3 million was paid by way of a disposal credit for future fees charged to DisposAll for waste disposed at certain of our transfer station and landfill facilities. We are internalizing the waste flow from this acquisition into our existing transfer station and landfill facilities.

In October 2009, we acquired Republic Services’ operations in Miami-Dade County, Florida (the “Miami-Dade County Operations”) for $32.0 million in cash plus an adjustment for working capital. We are internalizing waste volumes from this acquisition into our existing transfer station and landfill facilities.

During 2009, we also acquired five separate “tuck-in” hauling operations in Florida for an aggregate purchase price of $3.6 million. We are internalizing construction and demolition waste volumes associated with these acquisitions into certain of our existing transfer station and landfill facilities.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in business acquisitions for the year ended December 31, 2009 are as follows:

	Miami-Dade
	County		All
	Operations	DisposAll	Others	Total

Purchase price:
Cash paid	$32,742	$14,313	$3,472	$50,527
Deferred purchase price	—	—	168	168
Other consideration	—	1,250	—	1,250

Total purchase price	$32,742	$15,563	$3,640	$51,945

Allocated as follows:
Accounts receivable	$2,245	$547	$77	$2,869
Prepaid expenses and other current assets	127	—	—	127
Accrued expenses and other current liabilities	(1,709)	(677)	(34)	(2,420)
Property and equipment	6,482	3,631	1,825	11,938
Other intangible assets	6,100	3,650	988	10,738

Fair value of assets acquired	$13,245	$7,151	$2,856	$23,252

Goodwill allocation	$19,497	$8,412	$784	$28,693

The amounts allocated to assets acquired and liabilities assumed in the above table were determined using level three inputs. We do not anticipate future revisions to the above allocations. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Accounts receivable in the above table primarily relates to the Miami-Dade County Operations and DisposAll acquisitions and represents our best estimate of balances that will ultimately be collected, which is based in part on our allowance for doubtful accounts reserve criteria and an evaluation of the specific receivable balances. These receivables had a gross contractual balance due of $3.2 million at the time of acquisition.

Acquisitions completed during 2009 primarily relate to hauling operations that have been integrated into our Florida reporting unit. We have internalized the majority of waste volumes associated with these acquisitions into our existing transfer station and landfill facilities. Accordingly, we believe it to be impracticable to determine the amount of earnings related to these acquisitions that are included in our consolidated income statement. Revenue from these acquisitions, included in our consolidated revenue, was $7.1 million for the year ended December 31, 2009.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in business acquisitions for the year ended December 31, 2008 are as follows:

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in business acquisitions for the year ended December 31, 2007 are as follows:

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

Changes to the initial purchase price allocation in 2007, for acquisitions completed in 2007, reduced goodwill by approximately $8.7 million. These changes primarily related to the valuation of property, equipment and other intangible assets acquired. Additionally, as of December 31, 2007 we have revised our original estimate for the future renewal terms of the Miami-Dade recycling agreement. As such, we have allocated an additional $19.6 million of intangible assets to goodwill.

The weighted-average amortization period for intangible assets acquired during 2009, 2008 and 2007 is as follows:

	2009		2008		2007
		Weighted -		Weighted -		Weighted -
		Average		Average		Average
		Amortization		Amortization		Amortization
	Amount	Period	Amount	Period	Amount	Period
	Allocated	(Years)	Allocated	(Years)	Allocated	(Years)

Customer relationships and contracts	$9,866	10.0	$—	—	$16,852	12.5
Non-competition agreements and other	872	5.9	136	5.0	3,851	5.2

Total other intangible assets acquired	$10,738	9.6	$136	5.0	$20,703	11.1

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We believe the primary value of an acquisition is the opportunities made available to vertically integrate the operations or increase market presence within a geographic market. We expect goodwill generated from the acquisitions described in this note to be deductible for income tax purposes.

The following pro forma unaudited condensed consolidated statement of operations data shows the results of our continuing operations for the years ended December 31, 2009 and 2008 as if business combinations completed during these periods had occurred at the beginning of the respective period (in thousands except per share amounts):

	2009	2008

Revenue	$455,901	$509,396

Loss from continuing operations	$(2,689)	$(5,399)

Basic and diluted loss per share — continuing operations	$(0.06)	$(0.12)

Basic and diluted pro forma weighted average number of common shares outstanding	46,218	46,079

The pro forma loss from continuing operations for 2009 in the above table includes a $16.7 million impairment charge for the Miami-Dade County Operations that was incurred prior to our acquisition of these operations.

The following pro forma unaudited condensed consolidated statement of operations data shows the results of our continuing operations for the years ended December 31, 2008 and 2007 as if business combinations completed during these periods had occurred at the beginning of the respective period (in thousands except per share amounts):

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

In January 2010, we acquired a permitted construction and demolition transfer station in Miami-Dade County, Florida from County Recycling and Waste Transfer (“County Recycling”) for approximately $4.4 million in cash. We intend to use this facility as a platform to build our roll-off business in Miami-Dade County, Florida and to internalize the waste volume into our existing landfill facilities.

In January 2010, we acquired three material recovery facilities located on Vancouver Island, British Columbia from Vancouver Island Recycling Services (“Vancouver Island Recycling”) for C$3.5 million in cash. This acquisition allows us to have more control over the marketing, sales and disposal of recyclables collected in our Vancouver Island operations.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Details of the net assets acquired and cash used in business acquisitions for 2010 until the date these financial statements were filed are as follows:

		Vancouver
	County	Island
	Recycling	Recycling	Total

Purchase price:
Cash paid	$4,415	$3,357	$7,772
Deferred purchase price	—	49	49

Total purchase price	$4,415	$3,406	$7,821

Allocated as follows:
Accrued expenses and other current liabilities	$(85)	$—	$(85)
Property and equipment	3,295	3,313	6,608
Other intangible assets	33	93	126

Fair value of assets acquired	$3,243	$3,406	$6,649

Goodwill allocation	$1,172	$—	$1,172

The amounts allocated to assets acquired and liabilities assumed in the above table were determined using level three inputs and are preliminary estimates of fair value since we have not yet finalized the valuations associated with these assets and liabilities.

5.	Discontinued Operations

In March 2008, we sold our hauling and material recovery operations and a construction and demolition landfill site in the Jacksonville, Florida market to an independent third party. The proceeds from this sale approximated $56.7 million of cash, including working capital. At the time of close, we were actively pursuing an expansion at the landfill. If the construction and demolition landfill site did not obtain certain permits relating to an expansion, we would have been required to refund $10.0 million of the purchase price and receive title to the expansion property. Accordingly, at the time of closing we deferred this portion of the proceeds, net of our $3.0 million cost basis. During December 2008, the permits relating to the expansion were secured and the deferred gain was recognized. Simultaneously with the closing of the sale transaction we entered into an operating lease with the buyer for certain land and buildings used in the Jacksonville, Florida operations, for a term of five years at $0.5 million per year. Commencing in April 2009, the lessee had the option to purchase the leased assets for a purchase price of $6.0 million, which was exercised in 2009. Also at the time of close, we utilized $42.5 million of the proceeds to make a prepayment of the term loan under our Senior Secured Credit Facilities. Accordingly, we expensed approximately $0.5 million of unamortized debt issue costs relating to this retirement. We recognized a pre-tax gain on disposal of $18.4 million ($11.1 million net of tax) relative to the sale of Jacksonville. Included in the calculation of the gain on disposal for the Jacksonville operations was approximately $23.6 million of goodwill.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, we completed transactions to acquire Allied Waste’s South Florida operations and to sell our Arizona operations to Allied Waste and paid $15.8 million including net working capital between the two operations and transaction costs. During 2007, we recognized a gain on disposal of $0.8 million for the Arizona operations. No income tax provision or benefit has been attributed to the Arizona disposal. Included in the calculation of the gain on disposal for the Arizona operations was approximately $21.0 million of goodwill. The fair market value of proceeds for our Arizona operations was $52.4 million and was determined by estimating the fair value of the Allied Waste operations received.

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

We have presented the net assets and operations of our Jacksonville, Florida operations, Texas operations and Arizona operations as discontinued operations for all periods presented. Revenue from discontinued operations was $4.7 million and $37.1 million for the years ended December 31, 2008 and 2007, respectively. Pre-tax net income from discontinued operations was $0.7 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. The income tax provision for discontinued operations was $0.3 million and nil for the years ended December 31, 2008 and 2007, respectively. The transactions described above were completed prior to 2009 and accordingly, these operations did not impact our 2009 results.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2009 and 2008:

	2009	2008

Prepaid expenses	$10,934	$9,793
Parts and supplies	1,896	1,733
Other current assets	6,986	2,146

	$19,816	$13,672

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008

Land and buildings	$84,594	$74,497
Vehicles	159,788	141,650
Containers, compactors and landfill and recycling equipment	108,932	89,568
Furniture, fixtures, other office equipment and leasehold improvements	13,565	11,060

Total property and equipment	366,879	316,775
Less: Accumulated depreciation	(162,374)	(127,975)

Property and equipment, net	$204,505	$188,800

Included in property and equipment are vehicles and equipment under capital leases with an aggregate cost of $1.0 million and $1.4 million as of December 31, 2009 and 2008, and related accumulated depreciation of $0.4 million and $0.5 million as of December 31, 2009 and 2008, respectively. Depreciation expense for continuing operations for property and equipment was $28.5 million, $28.7 million and $27.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

8.	Landfill Sites, Accrued Closure, Post-Closure and Other Obligations

Landfill Sites

Landfill sites consist of the following as of December 31, 2009 and 2008:

	2009	2008

Landfill sites	$277,115	$262,732
Less: Accumulated depletion	(80,773)	(66,100)

Landfill sites, net	$196,342	$196,632

Changes in landfill sites for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Balance at the beginning of the year	$196,632	$190,451	$187,796
Landfill site construction costs	5,631	8,773	14,605
Additional asset retirement obligations	1,449	1,632	2,832
Depletion	(9,808)	(9,858)	(16,718)
Purchase price adjustments for prior acquisitions	9	49	505
Acquisitions	—	8,877	—
Reclassification to conservatory	—	—	(1,028)
Effect of foreign exchange rate fluctuations	2,429	(3,292)	2,459

Balance at the end of the year	$196,342	$196,632	$190,451

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Closure, Post-Closure and Other Obligations

Accrued closure, post-closure and other obligations consist of the following as of December 31, 2009 and 2008:

	2009	2008

Accrued closure and post-closure obligations	$14,698	$12,749
Accrued restructuring and severance costs	1,596	3,624
Capital lease obligations	—	568
Other obligations	3,140	2,458

	$19,434	$19,399

Changes in accrued closure and post-closure obligations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007

Current portion at the beginning of the year	$7,589	$4,153	$5,570
Long-term portion at the beginning of the year	12,749	14,678	8,360

Balance at the beginning of the year	20,338	18,831	13,930
Additional asset retirement obligations	1,449	1,632	2,832
Accretion	640	773	562
Acquisitions	250	1,160	—
Payments	(4,482)	(339)	(1,098)
Purchase price allocation adjustments for prior acquisitions	—	—	1,301
Other additions	96	—	—
Effect of foreign exchange rate fluctuations	1,241	(1,719)	1,304

Balance at the end of the year	19,532	20,338	18,831
Less: Current portion	(4,834)	(7,589)	(4,153)

Long-term portion	$14,698	$12,749	$14,678

The aggregate non-discounted annual payments required in respect of accrued closure and post-closure obligations for our permitted landfill sites as of December 31, 2009 are as follows:

2010	$4,834
2011	1,114
2012	468
2013	4,298
2014	1,074
Thereafter	117,444

$129,232

The above future expenditures for closure and post-closure obligations assume full utilization of permitted and probable expansion airspace.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of December 31, 2009 and 2008:

	2009	2008

Other intangible assets subject to amortization:
Customer relationships and contracts	$58,899	$48,997
Non-competition agreements and other	6,600	5,629

	65,499	54,626
Less: Accumulated amortization:
Customer relationships and contracts	(31,484)	(26,536)
Non-competition agreements and other	(3,472)	(2,133)

Other intangible assets subject to amortization, net	30,543	25,957
Goodwill	388,896	346,929

Goodwill and other intangible assets, net	$419,439	$372,886

Changes in goodwill by reportable segment for the years ended December 31, 2009 and 2008 are as follows:

	2009
	Florida	Canada	Total

Balance at the beginning of the year	$263,428	$83,501	$346,929
Acquisitions	28,693	—	28,693
Effect of foreign exchange rate fluctuations	—	13,274	13,274

Balance at the end of the year	$292,121	$96,775	$388,896

	2008
	Florida	Canada	Total

Balance at the beginning of the year	$262,338	$102,603	$364,941
Acquisitions	1,506	—	1,506
Purchase price allocation adjustments for prior acquisitions	(416)	—	(416)
Effect of foreign exchange rate fluctuations	—	(19,102)	(19,102)

Balance at the end of the year	$263,428	$83,501	$346,929

Amortization expense for other intangible assets was $6.2 million, $6.8 million and $10.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization of other intangible assets based on balances and exchange rates existing at December 31, 2009 is as follows:

2010	$7,008
2011	6,050
2012	4,626
2013	3,096
2014	2,383
Thereafter	7,380

$30,543

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Assets

Other assets consist of the following as of December 31, 2009 and 2008:

	2009	2008

Debt issue costs, net of accumulated amortization of $5,062 and $3,035 as of December 31, 2009 and 2008, respectively	$8,681	$8,538
Acquisition deposits and deferred acquisition costs	1,177	561
Other assets	525	549

	$10,383	$9,648

Through the third quarter of 2008, we advanced $9.5 million towards the acquisition of a landfill development project in southwest Florida and incurred other third party costs relative to this project totaling $0.8 million. In the fourth quarter of 2008 we determined that the landfill development project was no longer economically viable, and as such we ceased pursuing any further investment in this project. Accordingly, we recognized a charge for the previous advances and capitalized costs of $10.3 million in December 2008.

11.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2009 and 2008:

	2009	2008

Deferred revenue	$14,055	$10,980
Accrued compensation, benefits and subcontractor costs	9,849	7,893
Accrued insurance premiums	6,559	6,123
Insurance reserves	5,855	6,505
Accrued waste disposal costs	5,358	7,964
Accrued closure and post-closure obligations	4,834	7,589
Accrued interest	4,737	3,702
Fair value of warrants	2,829	—
Accrued royalties and franchise fees	2,131	2,137
Accrued restructuring and severance costs	2,009	3,183
Accrued capital expenditures	969	2,204
Accrued professional fees	894	794
Current portion of capital lease obligations	570	315
Accrued acquisition costs	260	631
Other accrued expenses and current liabilities	2,898	2,782

	$63,807	$62,802

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

Debt consists of the following as of December 31, 2009 and 2008:

	2009	2008

Credit Facilities:
U.S. dollar denominated revolving credit facility, floating rate at 3.7% and 4.5% as of December 31, 2009 and 2008, respectively	$30,000	$34,600
Canadian dollar denominated revolving credit facility, floating rate at 4.8% and 5.3% as of December 31, 2009 and 2008, respectively, net of discount of nil and $56 as of December 31, 2009 and 2008, respectively	5,709	27,699
U.S. dollar denominated term loan facility, floating interest rate at 3.7% and 4.5% as of December 31, 2009 and 2008, respectively, net of discount of $904 and $1,268 as of December 31, 2009 and 2008, respectively	35,994	38,125
Canadian dollar denominated term loan facility, floating interest rate at 4.0% and 5.3% as of December 31, 2009 and 2008, respectively, net of discount of $3,117 and $3,668 as of December 31, 2009 and 2008, respectively	113,228	103,505
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014, net of discount of $1,426 and $1,146 as of December 31, 2009 and 2008, respectively	208,574	158,854
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $1,075 and $1,563 as of December 31, 2009 and 2008, respectively)	5,769	6,891
Other subordinated notes payable, interest at 6.7%, due through 2017	2,178	2,395

	401,452	372,069
Less: Current portion	(20,059)	(11,102)

Long-term portion	$381,393	$360,967

The aggregate annual principal repayments required with respect to debt as of December 31, 2009 are as follows:

	U.S. Dollar	Canadian Dollar
	Denominated	Denominated
	Debt (US$)	Debt (C$)

2010	$6,314	$14,871
2011	8,230	21,481
2012	12,735	36,353
2013	46,742	55,570
2014	211,052	—
Thereafter	847	—

Future maturities — gross	285,920	128,275
Note discounts	(3,405)	(3,276)

Future maturities — net	$282,515	$124,999

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facilities

On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to our U.S. operations and C$132.2 million to our Canadian operations. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of December 31, 2009, there was $30.0 million and C$6.0 million outstanding on the U.S. dollar denominated revolving credit facility and Canadian dollar denominated revolving credit facility, respectively, and $11.6 million and C$9.9 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of December 31, 2009, we had unused availability of $83.7 million under our revolving credit facilities, subject to certain conditions.

Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of December 31, 2009, we were in compliance with the financial covenants.

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

Other Secured Notes Payable

Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The note was entered into as part of our transactions with WCA to acquire certain of their assets in Florida and sell our Texas operations. The net present value of the remaining payments due under the note as of December 31, 2009 approximates $5.7 million, and will accrete at 7.8%. The note is secured by the transfer station acquired from WCA.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

13.	Commitments and Contingencies

Leases

The following is a schedule of future minimum lease payments as of December 31, 2009:

	Capital	Operating
	Leases	Leases

2010	$585	$4,320
2011	—	4,147
2012	—	3,813
2013	—	3,476
2014	—	1,959
Thereafter	—	3,504

	585	$21,219

Less: Amount representing interest	(15)

Current portion of capital lease obligations	$570

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have entered into operating lease agreements, primarily consisting of leases for our various facilities. Total rent expense under operating leases charged to operations was approximately $4.4 million, $4.2 million and $5.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. We lease certain heavy equipment and hauling vehicles under capital lease agreements. The assets related to these leases have been capitalized and are included in property and equipment.

In November 2009, we entered into a direct financing lease facility to finance our fleet purchases in Florida. We have availability under this lease facility through June 2010 of up to $6.2 million, and leases can extend for five or six years. Vehicles purchased under the facility would be ineligible for tax deprecation deductions. Leases under the facility will be treated as a capital lease and considered as secured debt for purposes of our Credit Facilities. As of February 22, 2010 the facility remains undrawn.

Surety Bonds and Letters of Credit

Municipal solid waste service and other service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $80.9 million and $83.8 million as of December 31, 2009 and 2008, respectively. The majority of these obligations expire each year and will need to be renewed.

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

Collective Bargaining Agreements

As of December 31, 2009, approximately 55% of our employees in Canada were subject to various collective bargaining agreements. Currently, there are no significant grievances with regards to these agreements.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No provision has been made in these Consolidated Financial Statements for the above matters. We do not currently believe that the possible losses in respect of outstanding litigation matters would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Registration Payment Arrangement

In connection with the additional private placement of Senior Subordinated Notes completed on September 21, 2009, we entered into a Registration Rights Agreement with the initial purchasers of these notes in which we agreed to (i) file a registration statement with respect to the Senior Subordinated Notes within 120 days of the closing date of the issuance of the notes, or the issuance date, pursuant to which we will exchange the Senior Subordinated Notes for registered notes with terms identical to the Senior Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the closing date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Senior Subordinated Notes for each week that the default continues, for the first 90-days following default. Thereafter, the amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Senior Subordinated Notes. As of the date of this filing, we expect to be subject to penalty payments under this Registration Rights Agreement, and have accrued $0.1 million for such penalties as of December 31, 2009.

Restructuring and Severance Related Commitments

Effective August 23, 2007, we entered into a separation agreement with Mr. Charles Wilcox our former President and Chief Operating Officer. The agreement provides for salary continuation and benefits until December 31, 2010. In addition, we agreed that his outstanding stock options would remain outstanding until their original expiry date. Accordingly, we recorded a charge for severance costs of $3.3 million and additional stock-based compensation of $0.7 million during 2007. As of December 31, 2009 and 2008, $1.0 million and $1.9 million remains accrued relative to Mr. Wilcox’s separation agreement.

During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate office and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered into with previous owners of businesses that were acquired. As of December 31, 2009 and 2008, $2.6 million and

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.0 million remains accrued relative to the plan, respectively. The following table summarizes the activity for the 2008 restructuring discussed above and related accrual:

	Severance
	and Related
	Costs	Rent	Consulting	Total

Balance at October 1, 2008	$—	$—	$—	$—
Charges	3,596	924	2,351	6,871
Payments	(131)	—	(1,539)	(1,670)
Foreign exchange and other	(227)	60	—	(167)

Balance at December 31, 2008	3,238	984	812	5,034
Changes in estimates and other provisions	(86)	(87)	—	(173)
Payments	(1,868)	(323)	(250)	(2,441)
Foreign exchange and other	208	—	—	208

Balance at December 31, 2009	$1,492	$574	$562	$2,628

In addition, during the fourth quarter of 2008 we expensed and paid $0.2 million of restructuring in conjunction with our cost of operations.

During October 2009 we entered into a sublease of our former U.S. corporate office. This sublease is for an initial term of three years for approximately $0.2 million per year commencing November 1, 2009, and includes a three year extension term at the discretion of the tenant, which we have assumed will occur. Our original estimates have been revised to reflect these circumstances and other changes based on revised information. Should our assumptions require future revision as additional information becomes available, we may have additional charges in future periods.

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

Other Commitments

From time to time and in the ordinary course of business we may enter into certain acquisitions whereby we will also enter into a royalty agreement. These agreements are usually based on the amount of waste deposited at our landfill sites, or in certain instances our transfer stations. Royalties are expensed as incurred and recognized as a cost of operations.

14.	Capital Stock

Migration Transaction

Effective July 31, 2004, we entered into a migration transaction by which our corporate structure was reorganized so that Waste Services, Inc. became the ultimate parent company of our corporate group. Prior to the migration transaction, we were a subsidiary of Waste Services (CA) Inc. After the migration transaction, Waste Services (CA) Inc. became our subsidiary.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Based Compensation Plans

We have a 1997 Stock Option Plan, a 1999 Stock Option Plan and a 2007 Equity and Performance Incentive Plan (the “2007 Plan”), which was approved by the shareholders on November 2, 2007 and supersedes the 1997 and 1999 Stock Option Plans. All options issued under the 1999 Stock Option Plan prior to the adoption of the 2007 Plan remain outstanding but no new options will be granted under the 1999 Stock Option Plan. No options remained outstanding under the 1997 Stock Option Plan as of January 1, 2007. All options granted under the 1997 and 1999 Stock Option Plans were granted at or above market price, at the time of grant.

Under the 2007 Plan, the maximum number of shares that will be available for award will not exceed 4,500,000 shares of our common stock. As of December 31, 2009, there were 2,771,417 shares available for grant under the 2007 Plan. The 2007 Plan permits our board of directors to make the following types of awards, or any combination of such awards:

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options granted under the 1999 Stock Option Plan to non-employee directors vested one year from the date of grant. Options granted to employees vested after the second anniversary of the grant date. No option will remain exercisable later than five years after the grant date, unless the Compensation Committee determines otherwise. Upon a change of control event, options become immediately exercisable. Certain of our options are priced in U.S. dollars and certain options are priced in Canadian dollars. Stock option activity for 2009 for employee options covered by one of our stock option plans described above is as follows:

	Number of	Weighted Average Exercise Price
	Shares Issuable	US$ Options	C$ Options (C$)

Common shares issuable under option grants -
Beginning of the year	2,218,965	$12.29	$20.41
Granted	282,500	4.33	—
Forfeited	(49,667)	8.45	—
Expired	(1,332,315)	14.16	20.41

End of the year	1,119,483	8.59	—

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No options were exercised in 2009 or 2008. Options to acquire 71,666 shares of our common stock were exercised during 2007, and the total intrinsic value of these options was less than $0.1 million. The weighted-average grant-date fair value of options granted was $2.40, $5.55 and $5.94 for the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of options granted is estimated using a Black-Scholes option pricing model using the following assumptions:

	2009	2008	2007

Annual dividend yield	—	—	—
Weighted average expected life (years)	7.0	7.0	3.0
Risk-free interest rate	2.6%	3.2%	4.5%
Expected volatility	52%	61%	92%

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

As of December 31, 2009, $0.7 million of total unrecognized compensation cost related to unvested employee stock options is expected to be recognized over a weighted average period of approximately 1.7 years. Additional information relative to our employee options outstanding at December 31, 2009 is summarized as follows:

		Shares Issuable
	Shares Issuable	for Options	Shares Issuable
	for Options	Vested or	for Options
	Outstanding	Expected to Vest	Exercisable

Number of common shares underlying options	1,119,483	1,022,896	748,948
Aggregate intrinsic value of options	$1,293	$—	$—
Weighted average remaining contractual term (years)	3.3	3.1	2.0
Weighted average exercise price	$8.59	$8.85	$10.00

As of December 31, 2009, all stock options outstanding were denominated in U.S. dollars. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

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

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 million, or $4.76 per unit, which is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect performance criteria for the third tranche of this grant to be specified in the first quarter of 2010.

In the first quarter of 2009, we granted 628,500 RSU’s to certain employees and directors, which are eligible to vest in three equal tranches over each of the three years following the grant, and are also contingent on the achievement of specific annual performance criteria. The fair value of the first tranche of RSU’s of approximately $0.9 million, or $4.33 per unit, is being expensed based on our estimate of achieving the specific performance criteria for 2009 on a straight-line basis over the requisite service period. We expect performance criteria for the second and third tranches of this grant to be specified during the year in which they are eligible to vest.

Activity for the year ended December 31, 2009 for our RSU’s for which performance based vesting criteria have been specified is as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term (Years)	Value

Nonvested restricted stock units —
Beginning of the period	229,158	$9.02	0.3	$1,508
Granted	438,669	4.55
Vested	(171,875)	9.02
Forfeited	(3,751)	5.04

End of the period	492,201	5.07	0.2	$4,484

As of December 31, 2009, the performance criteria for 100.0% of both the second tranche of the 2008 RSU grant and first tranche of the 2009 RSU grant were met and the shares will vest in March 2010. Upon a change of control event, all outstanding RSU’s, including those for which performance based criteria have not yet been specified, will vest automatically. As of December 31, 2009, $0.4 million of total unrecognized compensation cost related to unvested restricted stock units is expected to be recognized over a weighted average period of approximately 0.2 years.

Warrants

We have outstanding warrants to purchase shares of our common stock. Activity for 2009 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value

Outstanding at the beginning of the year	3,317,695	$9.47	1.3	$—
Exercised during the year	—	—
Expired during the year	(513,000)	12.68

Outstanding at the end of the year	2,804,695	8.88	0.5	651

As of December 31, 2009, all warrants outstanding are exercisable.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Proposed Merger with IESI-BFC on Stock Options, RSU’s and Warrants

Should the merger with IESI-BFC be completed, our outstanding stock options, RSU’s and warrants will be treated as follows:

Options.  Immediately prior to the effective time of the merger, each option to purchase shares of our common stock that is outstanding, whether or not then vested or exercisable, will become fully vested and exercisable. Upon completion of the merger, each option to purchase shares of our common stock outstanding under any of our stock incentive plans will be assumed by IESI-BFC and will automatically convert into an option to purchase IESI-BFC common shares, on the same terms and conditions as were applicable to the Waste Services stock options prior to the merger, equal to the product of (a) the number of shares of our common stock subject to the Waste Services stock option and (b) 0.5833, rounded up to the nearest whole IESI-BFC common share, at an exercise price per share equal to the quotient obtained by dividing (x) the exercise price per share of the Waste Services stock option, by (y) 0.5833, rounded up to the nearest one-hundredth of one cent.

RSU’s.  Each outstanding restricted stock unit, or RSU, granted by us under our stock incentive plans will become fully vested immediately prior to the merger, and the holder of such vested RSU will be issued shares of Waste Services common stock. Those shares of our common stock will be treated at the effective time of the merger in the same way as all other shares of our common stock.

Warrants.  In general, at the effective time of the merger, each warrant to purchase shares of Waste Services common stock that is outstanding and unexercised immediately prior to the merger will be assumed by IESI-BFC, subject to the same terms and conditions as were applicable to the Waste Services warrants prior to the merger, and automatically converted into a warrant to purchase a number of IESI-BFC common shares equal to the product obtained by multiplying (a) the number of shares of our common stock subject to the Waste Services warrant and (b) 0.5833, rounded up to the nearest whole IESI-BFC common share, at an exercise price per share equal to the quotient obtained by dividing (i) the per share exercise price of our common stock subject to the Waste Services warrant by (ii) 0.5833, rounded up to the nearest one-hundredth of one cent.

15.	Income Taxes

The income tax provision from continuing operations was $11.2 million, $6.2 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The income tax provision from discontinued operations was $7.5 million for the year ended December 31, 2008 and nil for the years ended December 31, 2009 and 2007. The income tax provision for continuing and discontinued operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Current:
Federal and state	$—	$—	$—
Canada	5,721	8,760	9,119

Current income tax provision	5,721	8,760	9,119

Deferred:
Federal and state	7,203	4,493	5,257
Canada	(1,678)	451	61

Deferred income tax provision	5,525	4,944	5,318

Income tax provision	$11,246	$13,704	$14,437

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2009, the provision for income taxes was comprised of $7.2 million for our U.S. operations and parent company and $4.0 million for our Canadian operations. For 2008, the provision for income taxes from continuing operations was comprised of a $3.0 million benefit for our U.S. operations and parent company and a $9.2 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. However, as a result of the gain of $18.4 million on the sale of our Jacksonville, Florida operations in 2008, we have benefited $7.5 million of our previously fully reserved deferred tax assets for net operating loss carry-forwards and reversed $2.6 million of excess deferred tax liabilities related to goodwill. In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. For each of the years ended December 31, 2009, 2008 and 2007, the portion of our domestic deferred provision related to goodwill approximated $7.2 million, $7.1 million and $7.0 million, respectively. For 2007, the domestic provision was lower than would be expected as the sale of our Arizona operations during the first quarter of 2007 generated a reversal of excess deferred tax liabilities of approximately $1.8 million.

We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective rate in Canada is affected by the level of stock-based compensation incurred in a particular period. For the years ended December 31, 2009 and 2008 and 2007, we paid C$6.5 million, C$18.7 million and C$4.2 million in cash relative to each year’s actual and the following year’s estimated tax liabilities in Canada.

Our pre-tax income (loss) from continuing and discontinued operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	2009	2008	2007

United States	$8,829	$(4,021)	$(37,114)
Canada	16,471	27,288	28,437

	$25,300	$23,267	$(8,677)

The reconciliation of the difference between income taxes from continuing and discontinued operations at the statutory U.S. federal and Canadian federal and provincial income tax rates and the income tax provision for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Provision at statutory rate	$8,602	$7,911	$(2,950)
Foreign rate differential	(362)	(464)	284
Changes in foreign tax rate	(1,848)	(244)	(922)
State, net of federal benefit	1,667	(221)	125
Non-deductible stock based compensation	563	458	248
Non-deductible interest expense	—	—	571
Non-deductible foreign exchange loss (gains)	(4)	244	(29)
Other permanent differences	895	86	426
Distributed earnings in foreign subsidiary	22,892	11,363	6,645
Valuation allowance	(21,159)	(5,429)	10,039

Income tax provision	$11,246	$13,704	$14,437

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities consist of the following as of December 31, 2009 and 2008:

	2009	2008

Deferred income tax assets:
Tax loss carry forward — U.S	$25,375	$42,397
Foreign tax credit carry forward — U.S.	14,567	8,535
Tax basis in intangible assets in excess of book basis — U.S	7,202	6,326
Stock-based compensation — U.S	2,817	2,362
Accruals not currently deductible — U.S	5,165	9,985
Tax loss carryforwards and capital loss carry-forwards — Canada	6,632	6,931
Tax basis in assets in excess of book basis — Canada	1,372	1,107
Accruals not currently deductible — Canada	2,503	2,270
Less: Valuation allowance — U.S and Canada	(53,240)	(69,292)

Net deferred tax assets	12,393	10,621
Deferred income tax liabilities:
Book basis in property and equipment in excess of tax basis — US	(8,518)	(7,244)
Book basis in goodwill in excess of tax basis — U.S	(32,828)	(25,620)
Book basis in property and equipment and goodwill in excess of tax basis — Canada	(10,959)	(10,055)

Net deferred income tax liability	$(39,912)	$(32,298)

As of December 31, 2009, we have approximately $59.1 million of gross U.S. net operating loss carry-forwards that expire from 2023 to 2029. As of December 31, 2009, we have foreign tax credit carry-forwards of approximately $14.6 million that expire in 2018 and 2019. As of December 31, 2009, we also have a C$27.0 million capital loss carry-forward at Waste Services (CA) Inc. (“WSI (CA)”) that has no expiration, but would no longer be available following a change of control. Due to the fact that we do not expect to generate capital gains at WSI (CA), we have provided a full valuation allowance against the capital loss carry-forward. Changes in our ownership structure in the future could result in limitations on the utilization of our loss carry-forwards, as imposed by Section 382 of the U.S. Internal Revenue Code.

For tax purposes, generally goodwill acquired as a result of an asset-based United States acquisition is deducted over a 15-year period and 75% of goodwill acquired in an asset-based Canadian acquisition is deducted based on a 7% declining balance.

Changes in the deferred tax valuation allowance for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balance at the beginning of the year	$69,292	$68,764	$55,080
Additions to (release of) valuation allowance	(21,159)	(5,429)	10,039
Increase due to acquisitions, net	—	146	229
Increase due to foreign tax credit carry-forwards	6,032	5,853	1,527
Increase in (utilization of) foreign tax loss carry-forwards and capital-loss carry forwards	(1,080)	(1,167)	2,114
Adjustments to valuation allowance	155	1,125	(225)

Balance at the end of the year	$53,240	$69,292	$68,764

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In recording the valuation allowance, we considered the requirements of the prevailing accounting guidance. The available evidence considered includes the historical operating results (2003 to 2009) as well as a five year forecast of future operations. From 2003 to 2007, we generated operating losses in the U.S. In 2008, we generated an operating profit in the U.S. primarily because of the gain arising from the sale of our Jacksonville operations. In 2009, we generated an operating profit in the U.S. primarily because of the gains arising from the reorganization of our Canadian subsidiaries and the introduction of intercompany debt. Without these and other non-recurring items, we would have generated operating losses in the U.S. in 2009 and 2008.

We also considered the future reversals of our existing temporary differences, exclusive of goodwill for which we provide a separate deferred tax liability, in determining the need for a valuation allowance. Additionally, as of December 31, 2009, there were no material tax planning strategies being considered that would trigger realization of the U.S. net operating losses.

Given the history of operating losses in the U.S., the future reversals of temporary differences and the magnitude of the net operating loss carry-forward, we concluded as of December 31, 2009 that it was more likely than not that the U.S. deferred tax assets would not be recovered from future U.S. taxable income, therefore we believed a full valuation allowance against these deferred tax assets was necessary and justifiable.

16.	Earnings (Loss) Per Share Information

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Numerator:
Net income (loss)	$14,054	$9,563	$(23,114)

Denominator:
Weighted average common shares outstanding —
Basic	46,218	46,079	46,007

Diluted	46,325	46,079	46,007

For 2009, 2008 and 2007, 3,655,678, 5,536,660 and 3,256,279 shares underlying stock options and warrants were antidilutive, respectively, as the strike price of such options and warrants was more than the average market price for our common stock for such years. For 2009, the difference between the number of basic and diluted weighted average common shares outstanding was attributable to the dilutive effects of our outstanding RSU’s.

17.	Retirement Plan

We maintain a 401(k) Plan for employees located in the United States. The domestic plan provides for employees to contribute up to 50% of their eligible compensation, subject to certain IRS limits. We provide matching contributions, which are limited and based on specified levels of employee contributions and vest after two years of employment. The 401(k) Plan also provides for a loan provision, with limitation. We matched contributions totaling approximately $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We sponsor a defined contribution Deferred Profit Sharing Plan (“DPSP”) for our Canadian domiciled employees. Eligible employees may contribute pre-tax compensation to a Registered Retirement Savings Plan, subject to certain governmental limits and restrictions. We match 100% of the employee contributions, up to the first 3% of the employee’s compensation which is deferred. Participant contributions vest immediately and employer contributions vest after the employee has two years of participation in the DPSP. The matched

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributions totaled approximately $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

18.	Segment Information

In making the determination of our operating and reporting segments, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We are organized along geographic locations or regions within the U.S. and Canada. Our Canadian operations are organized between two regions, Eastern and Western Canada, while in the U.S. we operate exclusively in Florida. For segment reporting, we define “Corporate” as overhead expenses, not specifically attributable to our Florida or Canadian operations, incurred both domestically and in Canada. As previously discussed, we have divested of our Jacksonville, Florida operations, Texas operations and Arizona operations and as such the results of these operations are presented as discontinued operations and are not included in the segment data presented.

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

We do not have significant (in volume or dollars) inter-segment operation-related transactions. Summarized financial information concerning our reportable segments as of and for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009
	Florida	Canada	Corporate	Total

Revenue	$209,251	$225,264	$—	$434,515
Depreciation, depletion and amortization	26,620	17,048	910	44,578
Income (loss) from operations	39,840	42,214	(25,353)	56,701
Capital expenditures	14,291	17,447	474	32,212
Total assets	640,860	253,520	20,612	914,992

	2008
	Florida	Canada	Corporate	Total

Revenue	$231,352	$241,677	$—	$473,029
Depreciation, depletion and amortization	25,977	18,052	1,319	45,348
Income (loss) from operations	42,195	43,514	(44,050)	41,659
Capital expenditures	18,998	28,493	575	48,066
Total assets	600,167	217,531	23,229	840,927

	2007
	Florida	Canada	Corporate	Total

Revenue	$239,384	$222,063	$—	$461,447
Depreciation, depletion and amortization	35,187	18,332	1,372	54,891
Income (loss) from operations	31,296	38,759	(29,242)	40,813
Capital expenditures	29,352	26,822	1,383	57,557
Total assets (excluding assets of discontinued operations)	601,181	256,570	40,044	897,795

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our revenue, by service line, for each of the three years ended December 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007

Collection	$364,503	74.9%	$390,768	74.6%	$371,700	72.5%
Landfill disposal	45,689	9.4%	47,310	9.0%	59,015	11.5%
Transfer station	65,466	13.5%	65,210	12.5%	62,096	12.1%
Material recovery facilities	9,823	2.0%	18,531	3.5%	18,372	3.6%
Other specialized services	1,115	0.2%	1,760	0.4%	1,259	0.3%

	486,596	100.0%	523,579	100.0%	512,442	100.0%
Intercompany elimination	(52,081)		(50,550)		(50,995)

	$434,515		$473,029		$461,447

19.	Related Party Transactions

Stanley A. Sutherland, the father-in-law of David Sutherland-Yoest, our Chief Executive Officer, was employed by us until his retirement in October 2008 as Executive Vice President and Chief Operating Officer, Western Canada, and received C$0.4 million and C$0.6 million in employment compensation for the years ended December 31, 2008 and 2007, respectively. This compensation is consistent with compensation paid to other executives in similar positions. As part of Mr. Sutherland’s retirement agreement he will receive C$0.3 million for each of the years 2009 and 2010, C$0.2 million in prorated bonus for 2008 and C$0.1 million each year until death.

We lease office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, one of our directors, the son of Michael G. DeGroote, our Chairman and brother of Gary W. DeGroote, one of our directors. The leased premises consist of approximately 9,255 square feet. The term of the lease is for 10 1/2 years commencing in 2004, with a right to extend for a further five years. Rent expense recognized under the terms of this lease was C$0.3 million for the years ended December 31, 2009, 2008 and 2007.

In connection with negotiations between David Sutherland-Yoest, our President and Chief Executive Officer and Lucien Rémillard, a director, with respect to our potential acquisition of the RCI Companies, a solid waste collection and disposal operation owned by Mr. Rémillard in Quebec, Canada, on November 22, 2002, we entered into a seven year put or pay Disposal Agreement (“Disposal Agreement”) with the RCI Companies, and Intersan, a subsidiary of Waste Management, Inc. (“Waste Management”). Our obligations to Intersan were secured by a letter of credit for C$4.0 million. The Disposal Agreement expired on November 22, 2009. Prior to its expiration on November 16, 2009, Waste Management demanded that the letter of credit be replaced with a letter of credit in the amount of C$7.5 million or that all outstanding balances on RCI’s disposal account, or approximately C$6.6 million, be paid in full. We took the position with Waste Management that there was no default entitling them to draw on the letter of credit. However, on November 18, 2009, Waste Management drew down the sum of C$4.0 million on the letter of credit. Waste Management had repaid all but C$1.7 million of the amount drawn on the letter of credit as of December 31, 2009, which was subsequently paid in the first quarter of 2010. The annual cost to us of maintaining the letter of credit was approximately $0.1 million. We do not expect to incur any future costs for this agreement since the agreement expired and there are no longer any further obligations.

These transactions are in the normal course of operations and are recorded at the exchange amount, which is the consideration agreed to between the respective parties.

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Supplementary Cash Flow Information

Supplemental non-cash financing activities and other cash flow information for the years ended December 31, 2009, 2008 and 2007 for our continuing operations are as follows:

	2009	2008	2007

Amounts accrued for capital expenditures	$969	$2,204	$2,233
Capital expenditures financed with capital leases and notes payable	—	29	1,009
Fair value of operations received for the disposition of our Arizona and Texas operations	—	—	70,767
Other cash flow information:
Cash paid for interest	$26,321	$33,287	$37,665
Cash paid for income taxes	5,705	17,556	3,909

21.	Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited quarterly results of operations as reported for 2009 and 2008 (in thousands of U.S. dollars, except per share amounts) (See also Note 4 — Business Combinations):

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$95,792	$107,485	$112,461	$118,777
Income from operations	12,325	13,761	17,239	13,376
Income (loss) from continuing operations	4,010	3,446	6,717	(119)
Net income (loss)	4,010	3,446	6,717	(119)
Basic and diluted earnings per share	$0.09	$0.07	$0.15	$—

Weighted average common shares outstanding:
Basic	46,110	46,254	46,253	46,253

Diluted	46,136	46,254	46,302	46,253

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$116,609	$128,282	$125,745	$102,393
Income (loss) from operations	12,171	16,835	16,521	(3,868)
Income (loss) from continuing operations	5,330	4,030	3,469	(14,785)
Income from discontinued operations	409	—	—	—
Gain (loss) on sale of discontinued operations	6,969	(100)	—	4,241
Net income (loss)	12,708	3,930	3,469	(10,544)
Basic and diluted income (loss) per share:
Income (loss) per share — continuing operations	$0.12	$0.09	$0.08	$(0.32)
Income per share — discontinued operations	0.16	—	—	0.09

Income (loss) per share — basic and diluted	$0.28	$0.09	$0.08	$(0.23)

Weighted average common shares outstanding:
Basic	46,075	46,075	46,079	46,082

Diluted	46,093	46,075	46,116	46,082

In the fourth quarter of 2008 we recognized charges for the deferred acquisition costs related to a landfill development project that was no longer economically viable of $10.3 million, and restructuring, severance and related costs of $7.1 million.

22.	Condensed Consolidating Financial Statements

Waste Services, Inc. is the primary obligor under the Senior Subordinated Notes, however Waste Services, Inc. had no independent assets or operations, and the guarantees of our domestic and Canadian subsidiaries, which are wholly owned subsidiaries, are full and unconditional and joint and several with respect to the Senior Subordinated Notes, including principal, interest, premium, if any, and liquidated damages, if any. In October 2008 and pursuant to certain amendments to the Indenture, our Canadian subsidiaries became guarantors under the Senior Subordinated Notes. Prior to these amendments, our Canadian subsidiaries did not guarantee the Senior Subordinated Notes.

Presented below are our Consolidating Statements of Operations and Consolidating Statements of Cash Flows for the year ended December 31, 2007 of Waste Services, Inc. (the “Parent”), our U.S. guarantor subsidiaries (“Guarantors”) and the then non-guarantor Canadian subsidiaries (“Non-guarantors”).

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Revenue	$—	$239,384	$222,063	$—	$461,447
Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	—	154,250	147,323	—	301,573
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,895	18,194	28,150	—	64,239
Depreciation, depletion and amortization	75	35,187	19,629	—	54,891
Loss (gain) on sale of property and equipment, foreign exchange and other	(175)	457	(351)	—	(69)
Equity earnings in investees, net of tax	(34,645)	—	—	34,645	—

Income from operations	16,850	31,296	27,312	(34,645)	40,813
Interest expense	39,964	181	534	—	40,679

Income (loss) from continuing operations before income taxes	(23,114)	31,115	26,778	(34,645)	134
Income tax provision	—	5,257	9,180	—	14,437

Income (loss) from continuing operations	(23,114)	25,858	17,598	(34,645)	(14,303)
Income from discontinued operations	—	2,796	—	—	2,796
Loss on sale of discontinued operations	—	(11,607)	—	—	(11,607)

Net income (loss)	$(23,114)	$17,047	$17,598	$(34,645)	$(23,114)

WASTE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(49,057)	$73,343	$39,041	$—	$63,327

Cash flows from investing activities:
Cash used in business combinations and significant asset acquisitions, net of cash acquired	—	(30,702)	(1,399)	—	(32,101)
Capital expenditures	(145)	(29,352)	(28,060)	—	(57,557)
Proceeds from asset sales and business divestitures	—	18,099	1,798	—	19,897
Deposits for business acquisitions and other	(8,224)	72	(1,644)	—	(9,796)
Intercompany	—	(26,038)	(4,479)	30,517	—

Net cash used in continuing operations	(8,369)	(67,921)	(33,784)	30,517	(79,557)
Net cash used in discontinued operations	—	(5,555)	—	—	(5,555)

Net cash used in investing activities	(8,369)	(73,476)	(33,784)	30,517	(85,112)

Cash flows from financing activities:
Proceeds from issuance of debt and draws on revolving credit facility	84,066	—	—	—	84,066
Principal repayments of debt and capital lease obligations	(49,699)	(191)	—	—	(49,890)
Proceeds from the exercise of options and warrants	691	—	—	—	691
Fees paid for financing transactions	(1,259)	—	—	—	(1,259)
Intercompany	30,517	—	—	(30,517)	—

Net cash provided by (used in) financing activities — continuing operations	64,316	(191)	—	(30,517)	33,608

Effect of exchange rate changes on cash	—	—	351	—	351

Increase (decrease) in cash	6,890	(324)	5,608	—	12,174
Cash at the beginning of the year	2,190	563	5,779	—	8,532

Cash at the end of the year	$9,080	$239	$11,387	$—	$20,706