Form 10-Q
period 2010-03-31
WASTE SERVICES, INC.
filed 2010-04-28
CIK 1065736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at April 26, 2010 was 46,784,123.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
WASTE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash	$5,793	$3,699
Accounts receivable (net of allowance for doubtful accounts of $432 and $511 as of March 31, 2010 and December 31, 2009, respectively)	58,886	60,808
Prepaid expenses and other current assets	14,683	19,816

Total current assets	79,362	84,323

Property and equipment, net	212,500	204,505
Landfill sites, net	194,007	196,342
Goodwill and other intangible assets, net	422,516	419,439
Other assets	9,932	10,383

Total assets	$918,317	$914,992

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,392	$31,039
Accrued expenses and other current liabilities	63,471	63,807
Short-term financing and current portion of long-term debt	22,671	20,059

Total current liabilities	108,534	114,905

Long-term debt	376,663	381,393
Deferred income taxes	41,842	39,912
Accrued closure, post-closure and other obligations	20,915	19,434

Total liabilities	547,954	555,644

Shareholders’ equity:
Common stock $0.01 par value: 166,666,666 shares authorized, 46,778,957 and 46,253,107 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	467	462
Additional paid-in capital	504,318	502,049
Accumulated other comprehensive income	51,146	47,988
Accumulated deficit	(185,568)	(191,151)

Total shareholders’ equity	370,363	359,348

Total liabilities and shareholders’ equity	$918,317	$914,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$119,393	$95,792

Operating and other expenses:
Cost of operations (exclusive of depreciation, depletion and amortization)	72,740	63,208
Selling, general and administrative expense (exclusive of depreciation, depletion and amortization)	17,258	13,209
Depreciation, depletion and amortization	12,149	10,360
Gain on sale of property and equipment, foreign exchange and other	(33)	(3,310)

Income from operations	17,279	12,325
Interest expense	8,422	7,498
Change in fair value of warrants	(177)	(1,771)

Income from operations before income taxes	9,034	6,598
Income tax provision	3,451	2,588

Net income	$5,583	$4,010

Earnings per share — basic and diluted	$0.12	$0.09

Weighted average common shares outstanding:
Basic	46,346	46,110
Diluted	46,991	46,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010
(In thousands)

				Accumulated
	Waste Services, Inc.		Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2009	46,253	$462	$502,049	$47,988	$(191,151)	$359,348
Stock-based compensation	435	4	1,509	—	—	1,513
Exercise of stock options and warrants	91	1	760	—	—	761
Foreign currency translation adjustment	—	—	—	3,158	—	3,158
Net income	—	—	—	—	5,583	5,583

Balance, March 31, 2010	46,779	$467	$504,318	$51,146	$(185,568)	$370,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE SERVICES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$5,583	$4,010
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, depletion and amortization	12,149	10,360
Amortization of debt issue costs and discounts	982	839
Deferred income tax provision	1,691	1,578
Non-cash stock-based compensation expense	1,513	1,155
Change in fair value of warrants	(177)	(1,771)
Loss (gain) on sale of property and equipment and other non-cash items	152	(3,363)
Changes in operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable	2,687	3,745
Prepaid expenses and other current assets	5,455	1,401
Accounts payable	(9,267)	(3,181)
Accrued expenses and other current liabilities	446	2,132

Net cash provided by operating activities	21,214	16,905

Cash flows from investing activities:
Cash used in business combinations	(7,009)	(576)
Capital expenditures	(6,445)	(6,944)
Proceeds from asset sales and business divestitures	281	6,513

Net cash used in investing activities	(13,173)	(1,007)

Cash flows from financing activities:
Draw on revolving credit facility	17,333	1,561
Principal repayments of debt and capital lease obligations	(24,164)	(13,317)
Proceeds from the exercise of stock options and warrants	761	—
Fees paid for financing transactions	—	(62)

Net cash used in financing activities	(6,070)	(11,818)

Effect of exchange rate changes on cash	123	262

Increase in cash	2,094	4,342
Cash at the beginning of the period	3,699	7,227

Cash at the end of the period	$5,793	$11,569

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
     These Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share and per share data, or except where expressly stated as being in Canadian dollars (“C$”) or in millions. Certain information related to our organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these Unaudited Condensed Consolidated Financial Statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2009, as filed on Form 10-K. In the opinion of management, these Unaudited Condensed Consolidated Financial Statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2009. Income taxes during these interim periods have been provided based on our anticipated annual effective income tax rate for each respective tax jurisdiction. Certain reclassifications have been made to the prior period financial statement amounts to conform to the current presentation. Due to the seasonal nature of our business, operating results for interim periods are not necessarily indicative of the results for full years.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including, for the three months ended March 31, 2009, a weighted average number of exchangeable shares of Waste Services (CA) Inc. not owned by us. Diluted earnings per share is calculated based on the weighted average number of common shares outstanding for the period, including the exchangeable shares, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.
     For purposes of computing net income per common share, the basic and diluted weighted average number of common shares outstanding for the three months ended March 31, 2009 includes the effect of 6,266,939 exchangeable shares of Waste Services (CA) Inc. (exchangeable for 2,088,979 shares of our common stock), as if they were shares of our outstanding common stock. During the second quarter of 2009, all remaining exchangeable shares of Waste Services (CA) Inc. not owned by affiliates were exchanged for shares of our common stock and accordingly, no exchangeable shares of Waste Services (CA) Inc. were included in basic and diluted weighted average common shares outstanding for the three months ended March 31, 2010. For the three months ended March 31, 2010 and 2009, stock options and common stock purchase warrants for the purchase of 698,150 and 4,754,839 common shares were antidilutive, respectively, as the exercise price of such options and warrants was in excess of the average market price of our common stock for the period.
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
     On January 19, 2010, IESI-BFC filed a registration statement with the Securities and Exchange Commission (“SEC”) that included a preliminary proxy statement for such merger. Waste Services and IESI-BFC are working to complete the merger as quickly as practicable and we currently expect the merger to be completed during the second calendar quarter of 2010. However, neither Waste Services nor IESI-BFC can predict the effective time of the merger because it is subject to conditions beyond each company’s control, including approval of the merger by our stockholders and necessary regulatory approvals. If the merger is completed, each of our shareholders will receive 0.5833 IESI-BFC common shares (plus cash in lieu of any fractional share interests) for each share of our common stock held immediately prior to the completion of the merger, subject to adjustment under limited circumstances.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Recently Issued Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.
4. Fair Value Measurements
     The book values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value of the term loan facilities under our Senior Secured Credit Facilities and our 9 1/2% Senior Subordinated Notes at March 31, 2010 is estimated at $150.0 million and $216.3 million, respectively, based on quoted market prices. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.
     Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows as of March 31, 2010 (unaudited):

	Level 1	Level 2	Level 3	Total
Accrued closure and post-closure obligations	$—	$—	$20,060	$20,060
Accrued rent relative to the October 2008 restructuring	—	—	534	534
Fair value of warrants	—	2,652	—	2,652

Total	$—	$2,652	$20,594	$23,246

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     A discussion of the valuation techniques used to measure fair value for the liabilities listed above and activity for these liabilities for the three months ended March 31, 2010 is provided elsewhere in Notes 9, 12 and 14. We have no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2010 other than those acquired in business combinations, which are discussed in Note 6.
5. Share-Based Payments
     We have one active share-based stock award plan that provides for the grant of stock options and stock awards, such as restricted stock units, to our employees and members of our Board of Directors, as approved by our Board of Directors. Under this plan, the maximum number of shares that will be available for award will not exceed 4,500,000 shares of our common stock. As of March 31, 2010, there were 2,771,417 shares available for grant under the plan. Stock-based compensation expense was $1.5 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
     During 2008, we granted 742,500 restricted stock units (“RSU’s”) to certain employees and directors, which are eligible to vest in three equal tranches over each of the three years following the grant, and are contingent on the achievement of specific annual performance criteria. During 2008, 55,000 of these RSU’s were forfeited. For this grant, a total of 171,875 shares with an aggregate fair value of $0.7 million vested in the first quarter of 2009 and an additional 227,492 shares with an aggregate fair value of $1.1 million vested in the first quarter of 2010. Performance criteria for the third tranche of the 2008 grant were set in the first quarter of 2010 and resulted in an aggregate fair value for the third tranche of $2.3 million, or $10.07 per unit, which is being expensed based on our estimate of achieving the specific performance criteria for 2010 on a straight-line basis over the requisite service period.
     During 2009, we granted 628,500 RSU’s to certain employees and directors, which are eligible to vest in three equal tranches over each of the three years following the grant, and are also contingent on the achievement of specific annual performance criteria. For this grant, a total of 207,830 shares with an aggregate fair value of $0.9 million vested in the first quarter of 2010. Performance criteria for the second tranche of the 2009 grant were set in the first quarter of 2010 and resulted in an aggregate fair value for the second tranche of $2.1 million, or $10.07 per unit, which is being expensed based on our estimate of achieving the specific performance criteria for 2010 on a straight-line basis over the requisite service period.
     Activity for the three months ended March 31, 2010 for our RSU’s for which performance based vesting criteria have been specified is as follows (aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Grant	Contractual	Intrinsic
	of Shares	Value	Term (Years)	Value
Nonvested restricted stock units -
Beginning of the period	492,201	$5.07	0.2	$4,484
Granted	435,341	10.07
Vested	(435,322)	4.55
Forfeited	—	—

End of the period	492,220	9.95	—	4,868

     As of March 31, 2010, 207,835 RSU’s granted in 2009 have been excluded from the above table as the performance based vesting criteria for these RSU’s had not yet been set at that time.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     During the three months ended March 31, 2009, we granted options to purchase 282,500 shares of our common stock to certain employees. These options have an exercise price of $4.33 per share, a weighted-average grant-date fair value of $2.40 per share and vest one-third over each of the next three years following the grant. The fair value of options granted for the three months ended March 31, 2009 is estimated using the Black-Scholes option pricing model using the following assumptions:

Three Months
Ended March
31, 2009
Annual dividend yield	—
Weighted average expected life (years)	7.0
Risk-free interest rate	2.6%
Expected volatility	52%
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
     Stock option activity for the three months ended March 31, 2010 for employee options covered by our stock option plans is as follows (unaudited):

		Weighted
	Number of Shares	Average
	Issuable	Exercise Price
Options outstanding at the beginning of the period	1,119,483	$8.59
Granted	—	—
Exercised	(2,500)	4.33
Forfeited	(3,500)	4.33
Expired	—	—

Options outstanding at the end of the period	1,113,483	8.61

Options vested or expected to vest at the end of the period	1,054,280	8.78

Options exercisable at the end of the period	885,434	9.42

     The intrinsic value of options outstanding at March 31, 2010 was $1.5 million. As of March 31, 2010, $0.6 million and $3.4 million of total unrecognized compensation cost related to employee stock options and RSU’s is expected to be recognized over a weighted average period of approximately 1.5 years and 1.0 years, respectively.
     Should the merger with IESI-BFC be completed, our outstanding stock options and RSU’s will be treated as follows:
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     RSU’s. Each outstanding restricted stock unit, or RSU, granted by us under our stock incentive plans will become fully vested immediately prior to the merger, and the holder of such vested RSU will be issued shares of Waste Services common stock. Those shares of our common stock will be treated at the effective time of the merger in the same way as all other shares of our common stock.
6. Business Combinations
     We believe the primary value of an acquisition is the opportunity made available to vertically integrate operations or increase our presence within a geographic market. We expect goodwill generated from the U.S. acquisitions described below to be deductible for income tax purposes.
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
     In January 2010, we acquired three material recovery facilities located on Vancouver Island, British Columbia from Vancouver Island Recycling Centres (“Vancouver Island Recycling”) for C$3.1 million. This acquisition allows us to have more control over the marketing, sales and disposal of recyclables collected in our Vancouver Island operations.
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
     Details of the net assets acquired and the purchase price paid for acquisitions that occurred during the three months ended March 31, 2010 are as follows:

		Vancouver
	County	Island
	Recycling	Recycling	Total
Purchase price	$4,415	$2,941	$7,356

Allocated as follows:
Prepaid expenses and other current assets	$—	$18	$18
Accrued expenses and other current liabilities	(85)	(208)	(293)
Property and equipment	3,131	3,039	6,170
Non-competition intangible assets	33	92	125

Fair value of assets acquired	$3,079	$2,941	$6,020

Goodwill allocation	$1,336	$—	$1,336

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The purchase price in the above table was paid in cash, with the exception of $0.3 million for Vancouver Island Recycling, which was paid through the utilization of a receivable due us from Vancouver Island Recycling at the time the acquisition was consummated. The amounts allocated to assets acquired and liabilities assumed in the above table were determined using level three inputs and are complete. Fair value for property and equipment was based on other observable transactions for similar property and equipment. Fair value for non-competition agreements is based on a discounted cash flow model that compares the present value of cash flows with and without the non-competition agreement in place, with the fair value of the agreement equal to the difference between the two scenarios. The non-competition agreements in the above table have a weighted average amortization period of approximately five years.
     Acquisitions completed during 2009 and 2010 primarily relate to hauling operations that have been integrated into our Florida reporting unit, with the exception of Vancouver Island Recycling in Canada. We have internalized the majority of waste volumes associated with these Florida acquisitions into our existing transfer station and landfill facilities. Accordingly, we believe it to be impracticable to determine the amount of earnings related to these acquisitions that are included in our condensed consolidated statements of operations. Revenue from acquisitions completed in 2010 and 2009 included in our consolidated revenue was $7.0 million and less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.
     The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2010 and 2009 as if acquisitions completed prior to March 31, 2010 had occurred as of the beginning of the respective period (in thousands except per share amounts):

	Three Months Ended March 31,
	2010	2009
Revenue	$120,048	$104,352

Net income	$5,282	$3,470

Basic and diluted earnings per share	$0.11	$0.08

Pro forma weighted average common shares outstanding:
Basic	46,346	46,110

Diluted	46,991	46,136

     These unaudited pro forma condensed consolidated results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of 2010 or 2009, or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of these acquisitions.
7. Prepaid Expenses and Other Current Assets
     Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Prepaid expenses	$8,717	$10,934
Parts and supplies	1,933	1,896
Other current assets	4,033	6,986

	$14,683	$19,816

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Property and Equipment
     Property and equipment consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Land and buildings	$89,497	$84,594
Vehicles	165,087	159,788
Containers, compactors and landfill and recycling equipment	116,464	108,932
Furniture, fixtures, other office equipment and leasehold improvements	13,677	13,565

Total property and equipment	384,725	366,879
Less: Accumulated depreciation	(172,225)	(162,374)

Property and equipment, net	$212,500	$204,505

     During the first quarter of 2009, we sold certain land and buildings in our Florida operations for $6.0 million, resulting in a gain of $3.3 million.
9. Landfill Sites, Accrued Closure, Post-Closure and Other Obligations
Landfill Sites
     Landfill sites consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Landfill sites	$278,575	$277,115
Less: Accumulated depletion	(84,568)	(80,773)

Landfill sites, net	$194,007	$196,342

     The changes in landfill sites for the three months ended March 31, 2010 and 2009 are as follows (unaudited):

	Three Months Ended March 31,
	2010	2009
Balance at the beginning of the period	$196,342	$196,632
Landfill site construction costs	777	446
Additional asset retirement obligations	459	316
Depletion	(2,505)	(2,076)
Reclassification to property and equipment	(1,689)	—
Effect of foreign exchange rate fluctuations	623	(495)

Balance at the end of the period	$194,007	$194,823

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accrued Closure, Post-Closure and Other Obligations
     Accrued closure, post-closure and other obligations consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Accrued closure and post-closure obligations	$16,563	$14,698
Accrued restructuring and severance costs	1,307	1,596
Other obligations	3,045	3,140

	$20,915	$19,434

     Accrued closure and post-closure obligations include costs associated with obligations for closure and post-closure of our landfills. Landfill closure and post-closure liabilities are calculated by estimating the total obligation of capping and closure events in current dollars, inflating the obligation based on the expected date of the expenditure using an inflation rate of approximately 2.5% and discounting the inflated total to its present value using a credit-adjusted risk-free discount rate of approximately 8.5%. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period. Accretion of discounted cash flows associated with the closure and post closure obligations is accrued over the life of the landfill, as a charge to cost of operations.
     The changes in accrued closure and post-closure obligations for the three months ended March 31, 2010 and 2009 are as follows (unaudited):

	Three Months Ended March 31,
	2010	2009
Current portion at the beginning of the period	$4,834	$7,589
Long-term portion at the beginning of the period	14,698	12,749

Balance at the beginning of the period	19,532	20,338
Additional asset retirement obligations	459	316
Accretion	89	158
Payments	(462)	(578)
Other additions	118	150
Effect of foreign exchange rate fluctuations	324	(261)

Balance at the end of the period	20,060	20,123
Less: Current portion	(3,497)	(5,647)

Long-term portion	$16,563	$14,476

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Other intangible assets subject to amortization:
Customer relationships and contracts	$58,925	$58,899
Non-competition agreements and other	6,711	6,600

	65,636	65,499
Less: Accumulated amortization:
Customer relationships and contracts	(32,907)	(31,484)
Non-competition agreements and other	(3,791)	(3,472)

Other intangible assets subject to amortization, net	28,938	30,543
Goodwill	393,578	388,896

Goodwill and other intangible assets, net	$422,516	$419,439

     The changes in goodwill for the three months ended March 31, 2010 and 2009 are as follows (unaudited):

	Three Months Ended March 31, 2010
	Florida	Canada	Total
Balance at the beginning of the period	$292,121	$96,775	$388,896
Acquisitions	1,336	—	1,336
Effect of foreign exchange rate fluctuations	—	3,346	3,346

Balance at the end of the period	$293,457	$100,121	$393,578

	Three Months Ended March 31, 2009
	Florida	Canada	Total
Balance at the beginning of the period	$263,428	$83,501	$346,929
Acquisitions	302	—	302
Effect of foreign exchange rate fluctuations	—	(2,868)	(2,868)

Balance at the end of the period	$263,730	$80,633	$344,363

     As discussed more fully in our annual consolidated financial statements for the year ended December 31, 2009, as filed on Form 10-K, we test goodwill for impairment annually at December 31 using the two-step process. We evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we utilize discounted future cash flows. However, we may test the results of fair value under discounted cash flows using (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The estimated fair values of our reporting units, as calculated for the annual impairment test as of December 31, 2009, exceeded the carrying values of the reporting units by approximately 10% to 75%. The Florida reporting unit represented the low end of this range due in part to the severity of the recent economic downturn experienced in the Florida market. We did not conduct an interim impairment test during the three months ended March 31, 2010 as we do not believe indicators of possible impairment were present during such period. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill associated with the affected reporting units is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting goodwill impairment loss could have a material adverse impact on our financial condition and results of operations.
11. Other Assets
     Other assets consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Debt issue costs, net of accumulated amortization of $5,664 and $5,062 as of March 31, 2010 and December 31, 2009, respectively	$8,210	$8,681
Acquisition deposits	1,193	1,177
Other assets	529	525

	$9,932	$10,383

12. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Deferred revenue	$13,893	$14,055
Accrued interest	9,645	4,737
Accrued compensation, benefits and subcontractor costs	6,902	9,849
Insurance reserves	5,948	5,855
Accrued waste disposal costs	5,859	5,358
Accrued closure and post-closure obligations	3,497	4,834
Accrued insurance premiums	4,839	6,559
Fair value of warrants	2,652	2,829
Accrued royalties and franchise fees	2,226	2,131
Accrued restructuring and severance costs	1,827	2,009
Accrued acquisition costs	823	260
Accrued professional fees	752	894
Accrued capital expenditures	368	969
Current portion of capital lease obligations	521	570
Other accrued expenses and current liabilities	3,719	2,898

	$63,471	$63,807

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     We have outstanding warrants for the purchase of 2,383,333 common shares that are accounted for as liabilities. These warrants, which have exercise price reset features, have a strike price of $8.96 per share, expire in May 2010 and are recorded at fair value with any changes in fair value reflected in earnings. The fair value of these common stock purchase warrants decreased to $2.7 million as of March 31, 2010. We recognized a benefit of $0.2 million and $1.8 million for the change in fair value of these warrants for the three months ended March 31, 2010 and 2009, respectively. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	December 31,
	2010	2009
Annual dividend yield	—	—
Expected life (years)	0.1	0.4
Risk-free interest rate	1.8%	0.2%
Expected volatility	43%	53%
     Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the last twelve months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate approximates the one-year U.S. Treasury security rate.
13. Debt
     Debt consists of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Credit Facilities:
U.S. dollar denominated revolving credit facility, floating rate at 3.7% as of March 31, 2010 and December 31, 2009	$25,000	$30,000
Canadian dollar denominated revolving credit facility, floating rate at 4.8% as of March 31, 2010 and December 31, 2009	8,860	5,709
U.S. dollar denominated term loan facility, floating interest rate at 3.8% and 3.7% as of March 31, 2010 and December 31, 2009, respecitvley, net of discount of $817 and $904 as of March 31, 2010 and December 31, 2009, respectively	35,084	35,994
Canadian dollar denominated term loan facility, floating interest rate at 4.0% as of March 31, 2010 and December 31, 2009, net of discount of $2,948 and $3,117 as of March 31, 2010 and December 31, 2009, respectively	114,166	113,228
Senior Subordinated Notes, fixed interest rate at 9.5%, due 2014, net of discount of $1,373 and $1,426 as of March 31, 2010 and December 31, 2009, respectively	208,627	208,574
Other secured notes payable, interest at 4.5% to 7.8%, due through 2025 (net of discount of $966 and $1,075 as of March 31, 2010 and December 31, 2009, respectively)	5,475	5,769
Other subordinated notes payable, interest at 6.7%, due through 2017	2,122	2,178

	399,334	401,452
Less: Current portion	(22,671)	(20,059)

Long-term portion	$376,663	$381,393

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to our U.S. operations and C$132.2 million to our Canadian operations. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of March 31, 2010, there was $25.0 million and C$9.0 million outstanding on the U.S. and Canadian dollar denominated revolving credit facility, respectively, and $11.6 million and C$11.2 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of March 31, 2010, we had unused availability of $84.4 million under our revolving credit facilities, subject to certain conditions.
     Our Credit Facilities contain certain financial and other covenants that restrict our ability to, among other things, make capital expenditures, incur indebtedness, incur liens, dispose of property, repay debt, pay dividends, repurchase shares and make certain acquisitions. Our financial covenants include: (i) maximum total leverage; (ii) maximum senior secured leverage; and (iii) minimum interest coverage. The covenants and restrictions limit the manner in which we conduct our operations and could adversely affect our ability to raise additional capital. As of March 31, 2010, we were in compliance with the financial covenants.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of March 31, 2010 approximates $5.4 million and accretes at 7.8%. The note is secured by a transfer station and related permit.
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

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations we have provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $81.5 million and $80.9 million as of March 31, 2010 and December 31, 2009, respectively. The majority of these obligations are renewed on an annual basis.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2010, and included in the $81.5 million of bonds and letters of credit previously discussed, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.
     The changes in insurance reserves for our U.S. operations for the three months ended March 31, 2010 and 2009 are as follows (unaudited):

	Three Months Ended March 31,
	2010	2009
Balance at the beginning of the period	$5,855	$6,505
Provisions	571	948
Payments	(830)	(899)
Unfavorable claim development for prior periods	352	411

Balance at the end of the period	$5,948	$6,965

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
Office Lease
     We lease office premises in an office tower in Burlington, Ontario owned by Westbury International (1991) Corporation, a property development company controlled by Michael H. DeGroote, one of our directors, the son of Michael G. DeGroote, our Chairman and brother of Gary W. DeGroote, one of our directors. The leased premises consist of approximately 9,255 square feet. The term of the lease is 10 1/2 years commencing in 2004, with a right to extend for a further five years. Rent expense recognized under the terms of this lease was less than $0.1 million for the three months ended March 31, 2010 and 2009.
Restructuring and Severance Related Commitments
     During the fourth quarter of 2008, we completed a restructuring of corporate overhead and other administrative and operational functions. The plan included the closing of our U.S. corporate offices and the consolidation of corporate administrative functions to our headquarters in Burlington, Ontario, reductions in staffing levels in both overhead and operational positions and the termination of certain consulting arrangements. In connection with the execution of the plan, in the fourth quarter of 2008 we recognized a charge of $6.9 million for selling, general and administrative expense, which consists of (i) $3.6 million for severance and related costs, (ii) $0.9 million for rent, net of estimated sub-let income of $0.7 million, due to the closure of our U.S. corporate office and (iii) $2.4 million for the termination of certain consulting arrangements, the majority of which relate to agreements we had entered into with previous owners of businesses that were acquired. As of March 31, 2010, $2.4 million remains accrued relative to this plan.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table summarizes the activity for these accrued restructuring costs for the three months ended March 31, 2010 (unaudited):

	Severance
	and Related
	Costs	Rent	Consulting	Total
Balance at December 31, 2009	$1,492	$574	$562	$2,628
Changes in estimates and other provisions	—	17	—	17
Payments	(241)	(57)	(62)	(360)
Foreign exchange and other	95	—	—	95

Balance at March 31, 2010	$1,346	$534	$500	$2,380

     We have made assumptions relative to the amount and timing of the remaining accrued restructuring costs in the above table, including estimates relative to the sub-lease of our former U.S. corporate office, which is for an initial term of three years commencing November 1, 2009 and includes a three year extension term at the discretion of the tenant, which we have assumed will occur. Should our assumptions require future revision as additional information becomes available, we may have additional charges in future periods.
Registration Payment Arrangement
     In connection with the additional private placement of Senior Subordinated Notes completed on September 21, 2009, we entered into a Registration Rights Agreement with the initial purchasers of these notes in which we agreed to (i) file a registration statement with respect to the Senior Subordinated Notes within 120 days of the closing date of the issuance of the notes, or the issuance date, pursuant to which we will exchange the Senior Subordinated Notes for registered notes with terms identical to the Senior Subordinated Notes; (ii) have such registration statement declared effective within 210 days of the closing date; (iii) maintain the effectiveness of such registration statement for minimum periods specified in the agreement; and (iv) file a shelf registration statement in the circumstances and within the time periods specified in the agreement. If we do not comply with these obligations, we will be required to pay liquidated damages, in cash, in an amount equal to $0.05 per week per $1,000 in principal amount of the unregistered Senior Subordinated Notes for each week that the default continues, for the first 90-days following default. Thereafter, the amount of liquidated damages will increase by an additional $0.05 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes for each subsequent 90-day period until all defaults have been cured, to a maximum of $0.50 per week per $1,000 in principal amount of unregistered Senior Subordinated Notes outstanding. Liquidated damages, if any, are payable at the same time as interest payments due under the Senior Subordinated Notes. As of the date of this filing, we expect to be subject to penalty payments under this Registration Rights Agreement, and have accrued $0.1 million for such penalties as of March 31, 2010.
15. Authorized Capital Stock and Migration Transaction
Total Shares
     As of March 31, 2010, we were authorized to issue a total of 171,666,666 shares of capital stock consisting of:
•	166,666,666 shares of common stock, par value 0.01 per share; and

•	5,000,000 shares of preferred stock, par value 0.01 per share, of which 100,000 shares have been designated as Series A Preferred Stock.

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Preferred Stock
     The Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $1,000.00 per share, have the powers, preferences and other special rights and the qualifications, limitations and restrictions that are set forth in the Certificate of Designations of Series A Preferred Stock as amended. As of March 31, 2010 and December 31, 2009, no shares of Series A Preferred Stock were outstanding. The Special Voting Preferred Stock has the rights, preference, and limitations set forth in the Amended Certificate of Designation of Special Voting Preferred Stock. Upon the completion of the exchange of all the exchangeable shares of Waste Services (CA) Inc. in the second quarter of 2009, the one share that was designated as Special Voting Preferred Stock was automatically redeemed for $1.00 and is now deemed retired and cancelled, and may not be reissued.
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
Warrants
     We have outstanding warrants to purchase shares of our common stock. As of March 31, 2010, all of these warrants were exercisable. Activity for the three months ended March 31, 2010 for shares issuable upon exercise of these warrants, which expire at various dates through September 2011, is summarized as follows (unaudited):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Shares	Exercise	Contractual	Intrinsic
	Issuable	Price	Term (Years)	Value
Outstanding at the beginning of the period	2,804,695	$8.88	0.5	$651
Exercised during the period	(88,028)	8.52

Outstanding at the end of the period	2,716,667	8.86	0.3	$2,789

WASTE SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Should the merger with IESI-BFC be completed, in general, at the effective time of the merger, each warrant to purchase shares of Waste Services common stock that is outstanding and unexercised immediately prior to the merger will be assumed by IESI-BFC, subject to the same terms and conditions as were applicable to the Waste Services warrants prior to the merger, and automatically converted into a warrant to purchase a number of IESI-BFC common shares equal to the product obtained by multiplying (a) the number of shares of our common stock subject to the Waste Services warrant and (b) 0.5833, rounded up to the nearest whole IESI-BFC common share, at an exercise price per share equal to the quotient obtained by dividing (i) the per share exercise price of our common stock subject to the Waste Services warrant by (ii) 0.5833, rounded up to the nearest one-hundredth of one cent.
16. Comprehensive Income
     Comprehensive income includes the effects of foreign currency translation. Comprehensive income for the three months ended March 31, 2010 and 2009 is as follows (unaudited):

	Three Months Ended March 31,
	2010	2009
Net income	$5,583	$4,010
Foreign currency translation adjustment	3,158	(1,369)

Comprehensive income	$8,741	$2,641

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
     We do not have significant (in volume or dollars) inter-segment operation-related transactions. Summarized financial information concerning our reportable segments for the three months ended March 31, 2010 and 2009 is as follows (unaudited):

	Three Months Ended March 31, 2010
	Florida	Canada	Corporate	Total
Revenue	$58,567	$60,826	$—	$119,393
Depreciation, depletion and amortization	6,485	5,389	275	12,149
Income (loss) from operations	12,453	13,199	(8,373)	17,279
Capital expenditures	2,711	3,678	56	6,445

	Three Months Ended March 31, 2009
	Florida	Canada	Corporate	Total
Revenue	$50,243	$45,549	$—	$95,792
Depreciation, depletion and amortization	6,344	3,778	238	10,360
Income (loss) from operations	11,366	6,725	(5,766)	12,325
Capital expenditures	2,646	4,187	111	6,944

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report as well as our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, including the factors set forth in the section titled “Cautionary Statement Regarding Forward-Looking Statements” and factors affecting future results as well as our other filings made with the Securities and Exchange Commission.
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
     On January 19, 2010, IESI-BFC filed a registration statement with the SEC that included a preliminary proxy statement for such merger. Waste Services and IESI-BFC are working to complete the merger as quickly as practicable and we currently expect the merger to be completed during the second calendar quarter of 2010. However, neither Waste Services nor IESI-BFC can predict the effective time of the merger because it is subject to conditions beyond each company’s control, including approval of the merger by our stockholders and necessary regulatory approvals. If the merger is completed, each of our shareholders will receive 0.5833 IESI-BFC common shares (plus cash in lieu of any fractional share interests) for each share of our common stock held immediately prior to the completion of the merger, subject to adjustment under limited circumstances.

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
     In January 2010, we acquired three material recovery facilities located on Vancouver Island, British Columbia from Vancouver Island Recycling Centres for C$3.1 million. This acquisition allows us to have more control over the marketing, sales and disposal of recyclables collected in our Vancouver Island operations.
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
Goodwill
     As discussed more fully in our annual consolidated financial statements for the year ended December 31, 2009, as filed on Form 10-K, we test goodwill for impairment annually at December 31 using the two-step process. We evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. We have defined our reporting units to be consistent with our operating segments: Eastern Canada, Western Canada and Florida. In determining fair value, we utilize discounted future cash flows. However, we may test the results of fair value under discounted cash flows using (i) operating results based on a comparative multiple of earnings or revenues; (ii) offers from interested investors, if any; or (iii) appraisals. Significant estimates used in the fair value calculation utilizing discounted future cash flows include, but are not limited to: (i) estimates of future revenue and expense growth by reporting unit; (ii) future estimated effective tax rates; (iii) future estimated capital expenditures as well as future required investments in working capital; (iv) estimated discount rate; and (v) the future terminal value of the reporting unit, which is based on its ability to exist into perpetuity.

     The estimated fair values of our reporting units, as calculated for the annual impairment test as of December 31, 2009, exceeded the carrying values of the reporting units by approximately 10% to 75%. The Florida reporting unit represented the low end of this range due in part to the severity of the recent economic downturn experienced in the Florida market. We did not conduct an interim impairment test during the three months ended March 31, 2010 as we do not believe indicators of possible impairment were present during such period. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill associated with the affected reporting units is impaired. Additionally, as the valuation of identifiable goodwill requires significant estimates and judgment about future performance, cash flows and fair value, our future results could be affected if these current estimates of future performance and fair value change. Any resulting goodwill impairment loss could have a material adverse impact on our financial condition and results of operations.
Results of Operations for the Three Months Ended March 31, 2010 and 2009
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates.
     Exchange rates for the Canadian dollar to U.S. dollar that are applicable for the periods covered by the accompanying Unaudited Condensed Consolidated Financial Statements are summarized as follows:

As of:
March 31, 2010	$0.9844
December 31, 2009	0.9515
For the three months ended:
March 31, 2010	0.9615
March 31, 2009	0.8035

     Our consolidated results of operations for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31, 2010
	Florida		Canada		Total
Revenue	$58,567	100.0%	$60,826	100.0%	$119,393	100.0%
Operating expenses:
Cost of operations	34,952	59.7%	37,788	62.1%	72,740	60.9%
Selling, general and administrative expense	9,083	15.5%	8,175	13.4%	17,258	14.5%
Depreciation, depletion and amortization	6,510	11.1%	5,639	9.3%	12,149	10.2%
Loss (gain) on sale of property and equipment, foreign exchange and other	25	0.0%	(58)	-0.1%	(33)	-0.1%

Income from operations	$7,997	13.7%	$9,282	15.3%	$17,279	14.5%

	Three Months Ended March 31, 2009
	Florida		Canada		Total
Revenue	$50,243	100.0%	$45,549	100.0%	$95,792	100.0%
Operating expenses:
Cost of operations	31,975	63.6%	31,233	68.6%	63,208	66.0%
Selling, general and administrative expense	6,446	12.8%	6,763	14.8%	13,209	13.8%
Depreciation, depletion and amortization	6,364	12.7%	3,996	8.8%	10,360	10.8%
Loss (gain) on sale of property and equipment, foreign exchange and other	(3,474)	-6.9%	164	0.4%	(3,310)	-3.5%

Income from operations	$8,932	17.8%	$3,393	7.4%	$12,325	12.9%

Revenue
A summary of our revenue is as follows (in thousands):

	Three Months Ended March 31,
	2010		2009
Collection	$96,843	71.8%	$82,261	77.2%
Landfill disposal	15,171	11.3%	9,574	9.0%
Transfer station	17,799	13.2%	12,974	12.2%
Material recovery facilities	4,767	3.5%	1,572	1.5%
Other specialized services	214	0.2%	201	0.1%

	134,794	100.0%	106,582	100.0%
Intercompany elimination	(15,401)		(10,790)

	$119,393		$95,792

     Revenue was $119.4 million and $95.8 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $23.6 million or 24.6%. The increase in revenue from our Florida operations for the three months ended March 31, 2010 of $8.3 million or 16.6% was driven by increased landfill, recycling and transfer station waste volumes of $2.3 million, price increases of $2.0 million, which were affected by improved commodity prices of $0.7 million, increased fuel surcharges of $0.7 million and acquisitions of $5.6 million. Offsetting these increases was a decrease in collection volumes of $2.0 million and other decreases of $0.3 million.

     The increase in revenue from our Canadian operations for the three months ended March 31, 2010 of $15.3 million or 33.5% was due to increased landfill, recycling and transfer station waste volumes of $3.3 million, price increases of $2.8 million, which were affected by improved commodity prices of $0.4 million, and acquisitions of $0.4 million. Offsetting these increases was a decrease in collection volumes of $1.2 million. The favorable effect of foreign exchange movements was $10.0 million.
Cost of Operations
     Cost of operations was $72.7 million and $63.2 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $9.5 million or 15.1%. As a percentage of revenue, cost of operations was 60.9% and 66.0% for the three months ended March 31, 2010 and 2009, respectively.
     The increase in cost of operations from our Florida operations for the three months ended March 31, 2010 of $3.0 million or 9.3% was due to increased third-party disposal costs of $1.1 million and higher labor costs of $0.5 million, primarily related to recently completed acquisitions, increased fuel costs of $1.0 million and other net operating cost increases of $0.4 million. As a percentage of revenue, cost of operations for our Florida operations was 59.7% and 63.6% for the three months ended March 31, 2010 and 2009, respectively. The improvement in our domestic gross margin is primarily due to higher margin landfill and transfer station waste volumes, increased commodity pricing and cost controls related to route reductions and consolidations.
     The increase in cost of operations from our Canadian operations for the three months ended March 31, 2010 of $6.5 million or 21.0% was primarily due to the unfavorable effect of foreign exchange movements of $6.2 million. After considering foreign exchange rate changes, cost of operations from our Canadian operations increased $0.3 million or 1.1%, which primarily relates to increased labor costs of $0.4 million, increased fuel costs of $0.3 million and other cost increases of $0.1 million, offset by lower third-party disposal costs of $0.5 million, primarily related to increased internalization in Western Canada. As a percentage of revenue, cost of operations for our Canadian operations was 62.1% and 68.6% for the three months ended March 31, 2010 and 2009, respectively. The improvement in our Canadian gross margin is primarily due to higher margin landfill and transfer station waste volumes and increased commodity pricing.
Selling, General and Administrative Expense
     Selling, general and administrative expense was $17.3 million and $13.2 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $4.1 million or 30.7%. As a percentage of revenue, selling, general and administrative expense was 14.5% and 13.8% for the three months ended March 31, 2010 and 2009, respectively. The overall increase in selling, general and administrative expense primarily relates to $1.3 million of costs incurred during the first quarter of 2010 relative to our proposed merger with IESI-BFC, which is discussed more fully above, increased costs for our bonus program of $0.5 million, increased stock-based compensation of $0.2 million and other net cost increases of $0.8 million. The unfavorable effect of foreign exchange movements was $1.3 million.
Depreciation, Depletion and Amortization
     Depreciation, depletion and amortization was $12.1 million and $10.4 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $1.7 million or 17.3%. As a percentage of revenue, depreciation, depletion and amortization was 10.2% and 10.8% for the three months ended March 31, 2010 and 2009, respectively. Amortization of intangible assets increased $0.4 million primarily due to acquisitions completed in the latter part of 2009 to March 31, 2010. Foreign exchange rate movements had an unfavorable effect of $0.9 million. Landfill depletion increased $0.2 million due to increased waste volumes, which were offset by lower overall depletion rates. Landfill depletion rates for our U.S. landfills ranged from $2.74 to $6.38 per ton and $5.67 to $6.09 per ton during the three months ended March 31, 2010 and 2009, respectively. Landfill depletion rates for our Canadian landfills ranged from C$3.24 to C$9.41 per tonne and C$0.66 to C$8.01 per tonne during the three months ended March 31, 2010 and 2009, respectively.
Gain on Sale of Property and Equipment, Foreign Exchange and Other
     Gain on sale of property and equipment, foreign exchange and other was less than $0.1 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively. Foreign exchange loss or gain relates to the re-measuring of U.S. dollar denominated monetary accounts held by our Canadian operations into Canadian dollars. During the first quarter of 2009, we sold certain land and buildings in our Florida operations for $6.0 million, resulting in a gain of $3.3 million, which was the primary component of the gain for the three months ended March 31, 2009.

Interest Expense
     The components of interest expense for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Senior Secured Credit Facilities	$1,891	$2,259
Senior Subordinated Notes	4,988	3,800
Amortization of debt issue costs and discounts	982	839
Other interest expense	561	600

	$8,422	$7,498

     Interest expense was $8.4 million and $7.5 million for the three months ended March 31, 2010 and 2009, respectively, an increase of $0.9 million or 12.3%. Interest expense on the Senior Secured Credit Facilities decreased $0.4 million for the three months ended March 31, 2010 due primarily to lower average interest rates and lower overall balances outstanding during the period. The weighted average interest rate on borrowings under the U.S. dollar denominated Senior Secured Credit Facilities was 3.8% and 4.1% for the three months ended March 31, 2010 and 2009, respectively. The weighted average interest rate on borrowings under the Canadian dollar denominated Senior Secured Credit Facilities was 4.0% and 4.7% for the three months ended March 31, 2010 and 2009, respectively. Interest expense on the Senior Subordinated Notes increased $1.2 million for the three months ended March 31, 2010 due to interest on an additional $50.0 million aggregate principal of Senior Subordinated Notes that were issued on September 21, 2009.
Change in Fair Value of Warrants
     We have outstanding warrants for the purchase of 2,383,333 common shares that are accounted for as liabilities. These warrants, which have exercise price reset features, have a strike price of $8.96 per share, expire in May 2010 and are recorded at fair value with any changes in fair value reflected in earnings. The fair value of these common stock purchase warrants decreased to $2.7 million as of March 31, 2010. We recognized a benefit of $0.2 million and $1.8 million for the change in fair value of these warrants for the three months ended March 31, 2010 and 2009, respectively.
Income Tax Provision
     The provision for income taxes for the three months ended March 31, 2010 was $3.5 million, which was comprised of a $2.0 million provision for our U.S. operations and parent company and a $1.5 million provision for our Canadian operations. We provide a 100% valuation allowance for our net operating loss carry-forwards generated in the United States. In recording the valuation allowance, we considered our historical operating results, a five year forecast of future operations and future reversals of our existing temporary differences. As of the date of this filing, there are no material tax planning strategies being considered that would trigger realization of the U.S. net operating losses. Given the history of operating losses in the U.S., the future reversals of temporary differences and the magnitude of the net operating loss carry-forward, we concluded as of March 31, 2010 that it is more likely than not that the U.S. deferred tax assets would not be recovered from future U.S. taxable income and accordingly, we believe a full valuation allowance against these deferred tax assets continues to be necessary. As of March 31, 2010, our valuation allowance totaled $51.7 million, of which $44.4 million relates to our U.S. operations.
     In addition to the valuation allowance recorded for our net operating loss carry-forwards generated in the U.S., we also provide deferred tax liabilities generated by our tax deductible goodwill. The effect of not benefiting our domestic net operating loss carry-forwards and separately providing deferred tax liabilities for our tax deductible goodwill is to increase our domestic effective tax rate above the statutory amount that would otherwise be expected. Should we generate taxable income domestically, we expect our deferred tax liabilities generated from goodwill will offset other deferred tax assets and we will not provide for them separately. However, we currently do not foresee a decrease in our domestic effective tax rate for the remainder of 2010. We have not paid any domestic cash income taxes during the periods presented nor do we expect to pay any during the remainder of 2010.

     We recognize a provision for foreign taxes on our Canadian income including taxes for stock-based compensation, which is a non-deductible item for income tax reporting in Canada. Since stock-based compensation is a non-deductible expense and a permanent difference, our future effective tax rate in Canada is affected by the level of stock-based compensation incurred in a particular period. We expect that during the remainder of 2010, our Canadian statutory rate will approximate 32.0%. However, as a result of stock-based compensation, our effective rate is expected to approximate 32.0% to 34.0%. For the three months ended March 31, 2010, we paid C$1.5 million relative to our estimated 2010 tax liabilities in Canada. We expect our 2010 estimated tax payments to approximate C$0.8 million per quarter for the remainder of 2010.
     The provision for income taxes for the three months ended March 31, 2009 was $2.6 million, which was comprised of a $1.8 million provision for our U.S. operations and parent company and a $0.8 million provision for our Canadian operations.
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
Senior Secured Credit Facilities
     On October 8, 2008 we refinanced our Senior Secured Credit Facilities with new Senior Secured Credit Facilities (the “Credit Facilities”) with a consortium of new lenders. The Credit Facilities provide for a revolving credit facility of $124.8 million, which is available to either our U.S. operations or our Canadian operations, in U.S. or Canadian dollars, and C$16.3 million, which is available to our Canadian operations. The new Credit Facilities also provide for term loans with initial principal balances of $39.9 million to our U.S. operations and C$132.2 million to our Canadian operations. The revolver commitments terminate on October 8, 2013 and the term loans mature in specified quarterly installments through October 8, 2013. The Credit Facilities are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. The Credit Facilities are secured by all of our assets, including those of our domestic and foreign subsidiaries, and are guaranteed by all of our domestic and foreign subsidiaries. As of March 31, 2010, there was $25.0 million and C$9.0 million outstanding on the U.S. and Canadian dollar denominated revolving credit facility, respectively, and $11.6 million and C$11.2 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively. As of March 31, 2010, we had unused availability of $84.4 million under our revolving credit facilities, subject to certain conditions. As of April 26, 2010, there was $28.0 million and C$9.0 million drawn on the revolving credit facility and $11.6 million and C$11.2 million of revolver capacity was used to support outstanding letters of credit in the U.S. and Canada, respectively, and we had unused availability of $81.3 million under our revolving credit facilities, subject to certain conditions.
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

	Maximum	Maximum	Minimum
	Consolidated	Consolidated	Consolidated
	Leverage	Senior Secured	Interest
	Ratio	Leverage Ratio	Coverage Ratio
First quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Second quarter - 2010	4.25 : 1.00	2.75 : 1.00	2.75 : 1.00
Third quarter - 2010	4.00 : 1.00	2.75 : 1.00	2.75 : 1.00
Fourth quarter - 2010	4.00 : 1.00	2.75 : 1.00	2.75 : 1.00
First quarter - 2011	4.00 : 1.00	2.75 : 1.00	2.75 : 1.00

     As of March 31, 2010, the actual ratios achieved for the financial covenants in the above table are as follows: Maximum Consolidated Leverage Ratio – 3.33 to 1.00; Maximum Consolidated Senior Secured Leverage Ratio – 1.59 to 1.00; and Minimum Consolidated Interest Coverage Ratio – 4.49 to 1.00. As of March 31, 2010, we were in compliance with the financial covenants of our Credit Facilities and we expect to be in compliance with the financial covenants of our Credit Facilities in future periods.
Other Secured Notes Payable
     Included in our other secured notes payable is a $10.5 million non-interest bearing promissory note with payments of $125,000 per month until June 2014. The net present value of the remaining payments due under the note as of March 31, 2010 approximates $5.4 million and accretes interest at 7.8%. The note is secured by a transfer station and related permit.
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
Surety Bonds, Letters of Credit and Insurance
     Municipal solid waste service contracts, permits and licenses to operate transfer stations, landfills and recycling facilities may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. To collateralize our obligations, as of March 31, 2010, we provided customers, various regulatory authorities and our insurer with such bonds and letters of credit amounting to approximately $81.5 million, which is comprised of $45.8 million and C$13.3 million of performance and surety bonds or other means of financial assurance and $11.6 million and C$11.2 million of letters of credit. The majority of these obligations are renewed on an annual basis.

     Our domestic based workers’ compensation, automobile and general liability insurance coverage is subject to certain deductible limits. We retain up to $0.5 million and $0.25 million of risk per claim, plus claims handling expense under our workers’ compensation and our auto and general liability insurance programs, respectively. Claims in excess of such deductible levels are fully insured subject to our policy limits. However, we have a limited claims history for our U.S. operations and it is reasonably possible that recorded reserves may not be adequate to cover future payments of claims. Adjustments, if any, to our reserves will be reflected in the period in which the adjustments are known. As of March 31, 2010 and included in the $81.5 million of bonds and letters of credit discussed previously, we have posted a letter of credit with our U.S. insurer of approximately $10.9 million to secure the liability for losses within the deductible limit. Provisions for retained claims are made by charges to expense based on periodic evaluations by management of the estimated ultimate liabilities on both reported and incurred but not reported claims. Adjustments, if any, to the estimated reserves resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments become known.
Cash Flows
     The following discussion relates to the major components of the changes in cash flows for the three months ended March 31, 2010 and 2009.
   Cash Flows from Operating Activities
     Cash provided by operating activities was $21.2 million and $16.9 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash provided by operating activities is primarily due to increased revenues and improved operating margins for the first three months of 2010 compared to the same period in 2009, which is discussed elsewhere in this report. Offsetting the overall increase was cash used for working capital of $0.7 million for the three months ended March 31, 2010 compared to cash provided by working capital changes of $4.1 million for the same period in the previous year.
   Cash Flows from Investing Activities
     Cash used in investing activities was $13.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, cash used in investing activities relates to capital expenditures of $6.4 million and cash used in business combinations of $7.0 million. For the three months ended March 31, 2009, cash used in investing activities relates to capital expenditures and cash used in business combinations of $7.5 million, offset by proceeds from the sale of property and equipment of $6.5 million.
   Cash Flows from Financing Activities
     Cash used in financing activities was $6.1 million and $11.8 million for the three months ended March 31, 2010 and 2009, respectively. Cash used in financing activities for the three months ended March 31, 2010 and 2009 primarily relates to principal repayments of our Credit Facilities.
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

Landfill Sites
     The following table reflects landfill capacity activity for the three months ended March 31, 2010 for permitted landfills owned by us (in thousands of cubic yards):

	March 31, 2010
	Balance,	Changes in		Balance,
	Beginning	Engineering	Airspace	End
	of Period	Estimates	Consumed	of Period
United States
Permitted capacity	77,821	(167)	(527)	77,127
Probable expansion capacity	—	—	—	—

Total available airspace	77,821	(167)	(527)	77,127

Number of sites	4	—	—	4
Canada
Permitted capacity	15,406	—	(226)	15,180
Probable expansion capacity	—	—	—	—

Total available airspace	15,406	—	(226)	15,180

Number of sites	3	—	—	3
Total
Permitted capacity	93,227	(167)	(753)	92,307
Probable expansion capacity	—	—	—	—

Total available airspace	93,227	(167)	(753)	92,307

Number of sites	7	—	—	7
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

New Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.
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
     Some of these factors are discussed in more detail in our annual report on Form 10-K, as filed with the Securities and Exchange Commission for the year ended December 31, 2009, included under Item 1A. of the annual report, “Risk Factors”. If one or more of these risks or uncertainties affects future events and circumstances, or if underlying assumptions do not materialize, actual results may vary materially from those described in this Form 10-Q and our annual report as anticipated, believed, estimated or expected, and this could have a material adverse effect on our business, financial condition and the results of our operations. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     A portion of our operations is domiciled in Canada. For each reporting period we translate the results of operations and financial condition of our Canadian operations into U.S. dollars. Therefore, the reported results of our operations and financial condition are subject to changes in the exchange relationship between the two currencies. For example, as the Canadian dollar strengthens against the U.S. dollar, revenue is favorably affected and conversely expenses are unfavorably affected. Assets and liabilities of our Canadian operations are translated from Canadian dollars into U.S. dollars at the exchange rates in effect at the relevant balance sheet dates, and revenue and expenses of our Canadian operations are translated from Canadian dollars into U.S. dollars at the average exchange rates prevailing during the period. Unrealized gains and losses on translation of our Canadian operations into U.S. dollars are reported as a separate component of shareholders’ equity and are included in comprehensive income or loss. Monetary assets and liabilities are re-measured from U.S. dollars into Canadian dollars and then translated into U.S. dollars. The effects of re-measurement are reported currently as a component of net income. Currently, we do not hedge our exposure to changes in foreign exchange rates. For the three months ended March 31, 2010, we estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease operating profit from our Canadian operations by approximately $0.9 million.
     A portion of the Credit Facilities is denominated and payable in Canadian dollars, which totaled $123.0 million as of March 31, 2010. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar as of March 31, 2010 would increase or decrease the reported amount due under the Credit Facilities by approximately $12.3 million. We estimate that a 10.0% increase or decrease in the relationship of the Canadian dollar to the U.S. dollar would increase or decrease interest expense by approximately $0.1 million for the three months ended March 31, 2010.
     We are exposed to variable interest rates under our Credit Facilities, which are available to us as base rate loans, Eurodollar loans or Bankers Acceptance loans, plus an applicable margin, as defined, at our option in the respective lending jurisdiction. A hypothetical 10.0% change in interest rates relative to our Credit Facilities would increase cash interest expense by approximately $0.2 million for the three months ended March 31, 2010. We determined this impact by applying the hypothetical change to the weighted average variable interest rate at March 31, 2010 and then assessing this notional rate against the borrowings outstanding as of March 31, 2010.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuers management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee.
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
Item 1A. Risk Factors
     There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
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
Date: April 27, 2010
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